Form 10-Q
period 2007-06-30
Northfield Bancorp, Inc.
filed 2007-10-11
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from            to
Commission File Number 1-33732

NORTHFIELD BANCORP, INC.
(Exact Name of Registrant as Specified in Charter)

United States of America	42-1572539
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1410 St. Georges Avenue, Avenel, New Jersey	07001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 499-7200
Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☐       Accelerated filer   ☐      Non-accelerated filer   ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Zero shares of Common Stock, par value $0.01 per share, were issued and outstanding as of September 30, 2007.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report
Table of Contents

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	22
Item 4T. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	25

Signatures	24

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORATION)
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$10,221	$8,293
Interest-bearing deposits in other financial institutions	39,654	38,331
Federal funds sold	1,800	14,000

Total cash and cash equivalents	51,675	60,624

Certificates of deposit	4,200	5,200
Trading securities	3,463	2,667
Securities available-for-sale, at estimated market value	696,615	713,498
Securities held-to-maturity, at amortized cost (estimated market value of $21,833 and $25,519 in 2007 (unaudited) and 2006, respectively)	22,669	26,169
Loans held-for-sale	469	125
Loans held-for-investment, net	424,236	409,189
Allowance for loan losses	(4,731)	(5,030)

Net loans held-for-investment	419,505	404,159

Accrued interest receivable	5,229	5,624
Bank owned life insurance	40,687	32,866
Federal Home Loan Bank of New York stock, at cost	6,117	7,186
Premises and equipment, net	7,854	8,232
Goodwill	16,159	16,159
Other assets	12,918	12,238

Total assets	$1,287,560	$1,294,747

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Deposits	971,613	989,789
Securities sold under repurchase agreements	109,000	106,000
Other borrowings	22,479	22,534
Advance payments by borrowers for taxes and insurance	1,639	783
Accrued expenses and other liabilities	12,741	11,647

Total liabilities	1,117,472	1,130,753

Stockholder’s equity
Common stock, $0.001 par value, shares authorized: 20,000,000; 100 shares issued and outstanding	—	—
Additional paid-in capital	1,010	510
Retained earnings	184,691	177,731
Accumulated other comprehensive loss	(15,613)	(14,247)

Total stockholder’s equity	170,088	163,994

Total liabilities and stockholder’s equity	$1,287,560	$1,294,747

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORTATION)
CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans	$7,133	$6,905	$14,046	$13,346
Mortgage-backed securities	7,234	8,389	14,433	17,271
Other securities	388	556	1,063	933
Federal Home Loan Bank of New York dividends	128	147	268	306
Deposits in other financial institutions	761	332	1,336	578

Total interest income	15,644	16,329	31,146	32,434

Interest expense:
Deposits	6,043	5,191	12,108	9,698
Borrowings	1,354	1,728	2,533	3,630

Total interest expense	7,397	6,919	14,641	13,328

Net interest income before provision for loan losses	8,247	9,410	16,505	19,106
Provision for loan losses	97	60	537	210

Net interest income after provision for loan losses	8,150	9,350	15,968	18,896

Non-interest income:
Fees and service charges for customer services	652	690	1,367	1,349
Income on bank owned life insurance	432	309	821	618
Gain on securities transactions, net	180	(109)	244	(9)
Gain on sale of premises and equipment and deposit relationships	—	—	4,308	—
Other	106	64	232	125

Total non-interest income	1,370	954	6,972	2,083

Non-interest expense:
Compensation and employee benefits	3,227	2,821	6,524	5,936
Occupancy	818	786	1,705	1,587
Furniture and equipment	209	196	421	394
Data processing	521	626	1,155	1,221
Professional fees	268	320	450	494
Other	954	904	1,768	1,666

Total non-interest expense	5,997	5,653	12,023	11,298

Income before income tax expense	3,523	4,651	10,917	9,681
Income tax expense	1,256	1,690	3,957	3,540

Net income	$2,267	$2,961	$6,960	$6,141

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
Six months ended June 30, 2007 and 2006
(Unaudited)
(Dollars in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
		Par	Paid-in	Retained	Comprehensive	Stockholder’s
	Shares	value	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2005	100	$—	$510	$166,889	$(15,640)	$151,759
Comprehensive income:
Net income				6,141		6,141
Change in other comprehensive loss, net of tax of $5,553					(8,329)	(8,329)

Total comprehensive loss						(2,188)

Balance at June 30, 2006	100	$—	$510	$173,030	$(23,969)	$149,571

Balance at December 31, 2006	100	$—	$510	$177,731	$(14,247)	$163,994
Comprehensive income:
Net income				6,960	—	6,960
Change in other comprehensive loss, net of tax of $910					(1,366)	(1,366)

Total comprehensive income						5,594

Capital contribution from NSB Holding Corp.			500			500

Balance at June 30, 2007	100	$—	$1,010	$184,691	$(15,613)	$170,088

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,960	$6,141
Adjustments to reconcile to net income to net cash provided by operating activities
Provision for loan losses	537	210
Depreciation and amortization	658	633
Amortization of premiums, net of accretion of discounts, and deferred loan fees	175	425
Amortization of mortgage servicing rights	84	106
Income on bank owned life insurance	(821)	(618)
Net gain on sale of loans	(27)	(16)
Proceeds from sale of loans	2,925	626
Origination of mortgage loans held-for-sale	(3,242)	(610)
Gain on securities transactions, net	(244)	9
Gain on sale of deposit relationships	(3,660)	—
Gain on sale of premises and equipment, net	(648)	—
Purchases of trading securities	(557)	(431)
Decrease (increase) in accrued interest receivable	395	(596)
Decrease (increase) in other assets	1,236	(981)
Deferred taxes	(111)	(234)
Increase (decrease) in accrued expenses and other liabilities	1,094	(3,761)
Amortization of core deposit intangible	189	179

Net cash provided by operating activities	4,943	1,082

Cash flows from investing activities:
Net increase in loans receivable	(14,054)	(22,766)
Redemption of Federal Home Loan Bank of New York stock, net	1,069	1,598
Purchases of securities available-for-sale	(95,733)	(12,650)
Principal payments and maturities of securities available-for-sale	106,286	79,512
Principal payments and maturities of securities held-to-maturity	3,496	4,798
Proceeds from sale of securities available-for-sale	3,726	—
Purchases of certificate of deposits	(26,000)	(20,000)
Proceeds from maturities of certificates of deposits	27,000	10
Purchase of bank owned life insurance	(7,000)	—
Additions to premises and equipment	(280)	(692)
Proceeds from sale of premises and equipment	1,473	—
	-
Net cash (used in) provided by investing activities	(17)	29,810

(Continued)

NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007 and 2006
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	4,809	(5,854)
Deposit relationships sold, net	(22,985)	—
Increase in advance payments by borrowers for taxes and insurance	856	448
Repayment under capital lease obligations	(55)	(45)
Proceeds from securities sold under repurchase agreements	20,000	3,000
Repayments related to securities sold under repurchase agreements	(17,000)	(42,000)
Repayments of Federal Home Loan Bank of New York advances	—	(5,000)
Capital contribution from NSB Holding Corp.	500	—

Net cash used in financing activities	(13,875)	(49,451)

Net decrease in cash and cash equivalents	(8,949)	(18,559)

Cash and cash equivalents at beginning of period	60,624	38,368

Cash and cash equivalents at end of period	$51,675	$19,809

Supplemental cash flow information:
Cash paid during the period for:
Interest	$14,703	$13,438
Income taxes	2,891	6,204
See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 1 – Basis of Presentation
     The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc., a New York Corporation (the “Parent”) and its wholly owned subsidiary, Northfield Bank (the “Bank”) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-and- six month periods ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007.
     Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Registration Statement on Form S-1, as amended, of Northfield Bancorp, Inc. a federal corporation (the “Registrant”), as filed with the SEC.
     Because the Registrant had not been organized as of June 30, 2007, the Registrant had no assets, liabilities, or shares of stock outstanding as of that date. Accordingly, information in this document as of June 30, 2007 relates solely to the Company.
Note 2 –Stock Offering
     On August 23, 2007, the Registrant commenced its initial public offering whereby the Registrant offered for sale up to 16,752,449 shares of its common stock, subject to adjustment to up to 19,265,316 shares of common stock, for a price of $10.00 per share. The transaction is expected to close during the fourth quarter of 2007. The shares to be sold will represent 43.0% of the shares of the Registrant’s common stock outstanding following the stock offering. The Registrant intends to also contribute $3.0 million in cash and 2.0% of the Registrant’s outstanding shares of common stock to a charitable foundation the Registrant will establish in connection with stock offering. Upon the completion of the stock offering Northfield Bancorp, MHC, the Registrant’s federally charted mutual holding company, will own 55.0% of the Company’s outstanding common stock.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 3 – Loans Held-for-Investment
Loans held-for-investment, net are as follows:

	June 30,	December 31,
	2007	2006
Real estate loans
Commercial mortgage	$241,058	$207,680
One -to- four family residential mortgage	98,803	107,572
Home equity and line of credit	12,273	13,922
Construction and land	45,435	52,124
Multifamily	13,088	13,276

Total real estate loans	410,657	394,574

Commercial and industrial loans	11,109	11,022
Other loans	2,464	3,597

Total commercial and industrial and other loans	13,573	14,619

Total loans held -for- investment	424,230	409,193
Deferred loan cost (fees), net	6	(4)

Loans held -for- investment, net	424,236	409,189
Allowance for loan losses	(4,731)	(5,030)

Net loans held -for- investment	$419,505	$404,159

Activity in the allowance for loan losses is as follows:

	At or for the
	six months ended
	June 30,
	2007	2006
Beginning balance	$5,030	$4,795
Provision for loan losses	537	210
Charge-offs	(836)	—
Recoveries	—	—

Ending balance	$4,731	$5,005

     Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans) was $9,664,000 and $6,342,000 at June 30, 2007 (unaudited) and December 31, 2006, respectively. Loans past due ninety days or more and still accruing interest were $2,035,000 and $773,000 at June 30, 2007 and December 31, 2006, respectively, and are considered well secured and in the process of collection. The Company is under no commitment to lend additional funds to borrowers whose loans are on nonaccrual status or who are past due ninety days or more and still accruing interest.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 4 – Deposits
     Deposits are as follows:

	June 30,	December 31,
	2007	2006
Non-interest-bearing demand	$96,182	$95,339
Interest-bearing NOW	49,302	40,852
Money market accounts	13,224	14,258
Savings	327,051	342,927
Certificates of deposit	485,854	496,413

	$971,613	$989,789

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Negotiable orders of withdrawal	$200	$60	$350	$104
Money market	25	31	51	67
Savings	560	686	1,128	1,393
Certificates of deposit	5,258	4,414	10,579	8,134

	$6,043	$5,191	$12,108	$9,698

Note 5 – Other Postretirement Benefits
The following table sets forth the components of net periodic postretirement benefit costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$1	$1	$2	$2
Interest cost	17	22	34	43
Amortization of transition obligation	4	4	9	8
Amortization of prior service costs	4	4	8	8
Amortization of unrecognized (gain) loss	(4)	9	(8)	18

	$22	$40	$45	$79

Note 6 – Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109,

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
“Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no change to the net amount of assets and liabilities recognized in the statement of financial condition as a result of the Company’s adoption of FIN 48.
     The following disclosures, which are generally not required in interim period financial statements, are included herein as a result of the Company’s adoption of FIN 48 in the first quarter of 2007.
     The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company’s subsidiary also files income tax returns in the State of New Jersey. With few exceptions, the Company is no longer subject to federal and local income tax examinations by tax authorities for years prior to 2003. However, the State of New York is currently examining the Company’s tax returns filed from 1999 to 2002. Currently, the Company does not plan to extend the statute of limitations for the tax returns under examination; therefore it is reasonably possible that these tax returns under examination will be settled within the next twelve months.
     At January 1, 2007, the Company had $1.5 million of unrecognized tax benefits, all of which would affect our effective income tax rate if recognized. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007, the Company had $934,000 of accrued interest payable. During the six months ended June 30, 2007, the Company accrued an additional $189,000 of interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Information
Forward Looking Statements
     This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek and similar expressions. These forward looking statements include:
•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies and the Financial Accounting Standards Board and other promulgating authorities;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.
     Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies
     Note 1 to the Registrant’s Audited Consolidated Financial Statements for the year ended December 31, 2006 included in the Registrant’s Registration Statement on Form S-1, as amended, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding impairment of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.
Overview
     Prior to 2002, we focused primarily on generating lower-cost deposits and investing such funds in investment securities, mainly mortgage-backed securities. In addition, to a lesser extent, we borrowed funds and invested such borrowings in investment securities. At December 31, 2002, the carrying value of our securities available-for-sale and held-to-maturity was $846.9 million, or 64.8% of total assets. In 2002, we began to emphasize originating higher yielding commercial real estate loans. Total loans were $302.7 million, or 23.1% of total assets, at December 31, 2002, with $185.8 million, or 61.4% of the portfolio, consisting of one- to four-family residential mortgage loans. At June 30, 2007, total loans were $424.2 million, or 32.9% of total assets, with $241.1 million or 56.8% of the portfolio consisting of commercial real estate loans. Non-interest expenses have increased substantially since 2003 to support our lending initiatives, to enhance our operating infrastructure, and to address increasing regulatory mandates related to the Bank Secrecy Act and other compliance-related laws and regulations.
     Beginning in 2004 and continuing through 2006, the yield curve (which is the graphic depiction of interest rate yields of different maturity bonds of the same credit quality and type) continued to flatten. Interest rates on shorter-term instruments increased faster than interest rates on longer-term bonds. Eventually the yield curve inverted, with the interest rates on shorter-term instruments exceeding those of longer-term bonds. Due to the leveling and eventual inversion of the yield curve, we have focused on using excess cash flows to repay borrowings instead of continuing leveraging programs that, under current market interest rates, would be only marginally profitable and would subject us to significant interest rate risk. Since 2005, our investment securities have continued to either mature or prepay and such amounts have been utilized to fund higher yielding loan demand, maturing borrowings and higher cost deposit outflows, primarily certificates of deposit. To the extent cash flows from investment securities exceed these needs, we have invested such funds into higher yielding, short-term investments, including federal funds sold, deposits in other financial institutions and to a lesser extent, mortgage-backed securities and investment-grade corporate bonds.
     To more clearly communicate our emphasis on servicing the needs of our commercial customers, while maintaining a retail banking focus, we changed our name to Northfield Bank from Northfield Savings Bank, effective January 1, 2007.
Comparison of Financial Condition at June 30, 2007 and December 31, 2006
     Total assets decreased $7.2 million to $1.288 billion at June 30, 2007 from $1.295 billion at December 31, 2006. The decrease was primarily the result of decreases in securities available for sale and in cash and cash equivalents, partially offset by increases in loans held -for- investment and in bank owned life insurance.
     Cash and cash equivalents (cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold) decreased $8.9 million, or 14.8%, to $51.7 million at June 30, 2007 from $60.6 million at December 31, 2006. This decrease was primarily attributable to our selling two branch offices (including related deposit relationships) in March 2007, and the use of cash and cash equivalents to fund loan growth and the purchase of bank owned life insurance. These cash needs were partially offset by an increase in borrowings and principal repayments of securities available for sale.

     Bank owned life insurance increased $7.8 million, or 23.8%, to $40.7 million at June 30, 2007 from $32.9 million at December 31, 2006. The increase in bank owned life insurance was attributable to the purchase of $7.0 million of new policies during the six months ended June 30, 2007, and increases of $821,000 in the cash surrender value of new and existing policies.
     Securities available for sale decreased $16.9 million, or 2.4%, to $696.6 million at June 30, 2007 from $713.5 million at December 31, 2006. During the six months ended June 30, 2007, we used the proceeds from principal repayments and maturities of securities available-for-sale primarily to fund our loan originations and deposit outflows.
     Loans held for investment, net of deferred loan fees, increased $15.0 million, or 3.7%, to $424.2 million at June 30, 2007 from $409.2 million at December 31, 2006. Commercial real estate loans increased $33.4 million, or 16.1%, to $241.1 million at June 30, 2007 from $207.7 million at December 31, 2006. We continue to focus on originating commercial real estate loans to the extent such loan demand exists while meeting our underwriting standards and analysis. One to-four-family residential mortgage loans decreased $8.8 million, or 8.2%, to $98.8 million at June 30, 2007 from $107.6 million at December 31, 2006. Construction and land loans decreased $6.7 million, or 12.8%, to $45.4 million at June 30, 2007 from $52.1 million at December 31, 2006. Home equity loans and lines of credit decreased $1.6 million, or 11.8%, to $12.3 million at June 30, 2007 from $13.9 million at December 31, 2006. Historically, we have not focused on originating home equity loans and lines of credit. However, we recently hired an experienced loan officer in an effort to increase our originations of these types of loans.
     Deposits decreased $18.2 million, or 1.8%, to $971.6 million at June 30, 2007 from $989.8 million at December 31, 2006. Savings accounts decreased $16.9 million, or 4.7%, to $340.3 million at June 30, 2007 from $357.2 million at December 31, 2006. Certificates of deposit decreased $10.6 million, or 2.1%, to $485.9 million at June 30, 2007 from $496.4 million at December 31, 2006. These decreases were primarily attributable to our selling two branch offices in March 2007, partially offset by the opening of our Brooklyn office during the second quarter of 2007 and an increase in NOW accounts of approximately $8.5 million. The branch offices we sold held $26.6 million of deposits at the time of sale. The Brooklyn office held approximately $10.9 million of deposits at June 30, 2007.
     Total borrowings increased $2.9 million, or 2.3%, to $131.5 million at June 30, 2007 from $128.5 million at December 31, 2006. During the six months ended June 30, 2007, we increased borrowings partially to fund the sale of the two branch locations in March 2007.
     Stockholder’s equity increased $6.1 million, or 3.7%, to $170.1 million at June 30, 2007 from $164.0 million at December 31, 2006. The increase resulted from net income of $7.0 million during the six months ended June 30, 2007, and a capital contribution of $500,000 from Northfield Bancorp, MHC to fund operations of Northfield Bancorp, Inc., partially offset by an increase of $1.4 million in accumulated other comprehensive loss to $15.6 million loss at June 30, 2007 from $14.2 million loss at December 31, 2006.
Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006
     General. Net income decreased $694,000, or 23.4%, to $2.3 million for the three months ended June 30, 2007 from $3.0 million for the three months ended June 30, 2006. The decrease was caused primarily by a decrease in net interest income before the provision for loan losses of $1.2 million and an increase in non-interest expense of $344,000, partially offset by an increase in non-interest income of $416,000 and a decrease in income tax expense of $434,000.
     Interest Income. Interest income decreased $685,000, or 4.2%, to $15.6 million for the three months ended June 30, 2007 from $16.3 million for the three months ended June 30, 2006. The decrease resulted from an $82.7 million, or 6.3%, decrease in the average balance of interest-earning assets, to $1.23 billion for the three months ended June 30, 2007 from $1.31 billion for the three months ended June 30, 2006, which was partially offset by an 11 basis point increase in the average yield on interest-earning assets to 5.09% for the three months ended June 30, 2007 from 4.98% for three months ended June 30, 2006. The average rate on interest earning assets increased as we continued to reinvest our interest-earning assets into higher yielding loans and shorter-term investment securities and cash equivalents, including federal funds sold and interest-bearing deposits in other financial institutions.

     Interest income on loans increased $228,000, or 3.3%, to $7.1 million for the three months ended June 30, 2007 from $6.9 million for the three months ended June 30, 2006. The average balance of loans increased $18.8 million, or 4.6%, to $426.0 million for the three months ended June 30, 2007 from $407.2 million for the three months ended June 30, 2006, reflecting our continued efforts to grow our loan portfolio, primarily commercial real estate loans. The average yield on our loan portfolio decreased eight basis points, to 6.72% for the three months ended June 30, 2007 from 6.80% for the three months ended June 30, 2006. The decrease in the average yield on loans is primarily attributable to reversing $108,000 of interest income on a loan placed on non-accrual during the three months ended June 30, 2007.
     Interest income on mortgage-backed securities decreased $1.2 million, or 13.8%, to $7.2 million for the three months ended June 30, 2007 from $8.4 million for the three months ended June 30, 2006. The decrease resulted from a decrease in the average balance of mortgage-backed securities, which decreased $123.4 million, or 15.0%, to $697.8 million for the three months ended June 30, 2007 from $821.1 million for the three months ended June 30, 2006. During the six months ended June 30, 2007 and the year ended December 31, 2006, we used the proceeds from principal repayments and maturities of securities available for sale to fund loan originations and deposit withdrawals and to repay borrowings, resulting in a lower average balance between the two periods. The average yield on mortgage-backed securities was 4.16% for the three months ended June 30, 2007 compared to 4.10% for the three months ended June 30, 2006.
     Interest Expense. Interest expense increased $478,000, or 6.9%, to $7.4 million for the three months ended June 30, 2007 from $6.9 million for the three months ended June 30, 2006. The increase in interest expense resulted primarily from an increase in interest expense on certificates of deposit, partially offset by a decrease in interest expense on borrowings. Although the average balance of total interest-bearing deposits decreased for the three months ended June 30, 2007 as compared to the same prior-year period, the composition of these deposits shifted to higher-cost certificates of deposit.
     Interest expense on certificates of deposit increased $844,000, or 19.1%, to $5.3 million for the three months ended June 30, 2007 from $4.4 million for the three months ended June 30, 2006. The increase was caused by both an increase in the average balance of and the average rate we paid on certificates of deposit. The average balance of certificates of deposit increased $21.2 million, or 4.6%, to $486.0 million for the three months ended June 30, 2007 from $464.7 million for the three months ended June 30, 2006. Our customers transferred funds from savings accounts (a decrease in average balance of $71.2 million, or 17.3%, between the periods) to higher interest-paying certificates of deposit during a period of rising market interest rates. In addition, the average rate we paid on certificates of deposit increased 53 basis points to 4.34% for the three months ended June 30, 2007 from 3.81% for the three months ended June 30, 2006. We increased rates on our certificates of deposit in response to higher rates offered by our competitors.
     Interest expense on borrowings (repurchase agreements and other borrowings) decreased $374,000, or 21.6%, to $1.4 million for the three months ended June 30, 2007 from $1.7 million for the three months ended June 30, 2006. The average balance of borrowings decreased $61.8 million, or 31.2%, to $136.4 million for the three months ended June 30, 2007 from $198.2 million for the three months ended June 30, 2006. We used the proceeds from principal repayments and maturities of securities available for sale during the six months ended June 30, 2007 and the year ended December 31, 2006 to fund loan originations and deposit withdrawals and to repay maturing borrowings during the six months ended June 30, 2007. The decrease in the average balance was partially offset by a 48 basis point increase in the average rate we paid on borrowings, to 3.98% for the three months ended June 30, 2007 from 3.50% for the three months ended June 30, 2006, reflecting higher market interest rates.
     Net Interest Income. Net interest income decreased $1.2 million, or 12.4%, to $8.2 million for the three months ended June 30, 2007 from $9.4 million for the three months ended June 30, 2006. The effect of the decrease in our net interest margin more than offset an increase in net interest-earning assets. Our net interest margin decreased 19 basis points to 2.68% for the three months ended June 30, 2007 from 2.87% for the three months ended June 30, 2006. The decrease in our net interest rate spread and net interest margin were consistent with the changes in the yield curve. From June 30, 2004 to September 30, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. If rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would expect to experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Our average net interest-earning assets increased $18.1 million to $224.0 million for the three months ended June 30, 2007 from $205.9 million for the three months ended June 30, 2006.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
     Based on our evaluation of the above factors, we recorded a provision for loan losses of $97,000 for the three months ended June 30, 2007 and a provision for loan losses of $60,000 for the three months ended June 30, 2006. We recorded net charge-offs of $822,000 and $0 for the three months ended June 30, 2007 and 2006, respectively. The charge-offs of loans during the three months ended June 30, 2007 did not have a material effect on the provision for loan losses due to our having specific reserves against these loans which were provided for in previous quarters. The allowance for loan losses was $4.7 million, or 1.12% of total loans receivable at June 30, 2007, compared to $5.0 million, or 1.23% of total loans receivable at December 31, 2006. The provision for loan losses increased between the two periods primarily due to an increase in non-performing loans, partially offset by a decrease in loan production during the three months ended June 30, 2007 compared to the same period in 2006.
     Loans held -for- investment, net at June 30, 2007 were $424.2 million compared to $409.2 million at December 31, 2006. Total loans were $410.5 million at June 30, 2006 compared to $387.8 million at December 31, 2005. Commercial real estate loans comprised 56.8% of the portfolio at June 30, 2007 compared to 51.3% at June 30, 2006. Non-performing loans totaled $11.7 million at June 30, 2007, compared to $7.1 million at December 31, 2006. Non-performing loans totaled $4.4 million at June 30, 2006 compared to $2.1 million at December 31, 2005. All of our nonperforming loans at June 30, 2007, were secured by real property, compared to $2.7 million, or 59.9% of nonperforming loans at June 30, 2006. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2007 and 2006.
     Non-interest Income. Non-interest income increased $416,000 to $1.4 million for the three months ended June 30, 2007 from $954,000 for the three months ended June 30, 2006. The increase was primarily attributable to an increase on gain on securities transactions, net, which increased by $289,000 to $180,000 for the three months ended June 30, 2007 from a loss of $109,000 for the three months ended June 30, 2006. The increase is primarily due to favorable market value adjustments on trading securities during the three months ended June 30, 2007. Income on bank owned life insurance increased by $123,000, or 39.8%, to $432,000 for the three months ended June 30, 2007 from $309,000 for the three months ended June 30, 2006. The increase in income on bank owned life insurance was primarily due to the purchase of $7.0 million of new policies during the first quarter of 2007.
     Non-interest Expense. Non-interest expense increased $344,000, or 6.1%, to $6.0 million for the three months ended June 30, 2007 from $5.7 million for the three months ended June 30, 2006. The increase was primarily attributable to increases in the following: compensation and benefits increased by $406,000, or 14.4%, as a result of annual merit and cost of living adjustments, increases in the fair value of deferred compensation arrangements and increases in benefit costs (primarily health-care related); occupancy expenses increased by $32,000 as a result of costs associated with our name change which went into effect on January 1, 2007; and an increase in other expenses of $50,000 primarily related to allowances provided for estimated off-balance sheet credit losses associated with issued and outstanding loan commitments. As these commitments are fulfilled or expire, such amounts will reduce other non-interest expense.
     Income Tax Expense. The provision for income taxes was $1.3 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006, reflecting an increase in pre-tax income. Our effective tax rate was 35.7% for the three months ended June 30, 2007 compared to 36.3% for the three months ended June 30, 2006. The decrease in the effective tax rate was primarily a result of an increase in tax-exempt income (specifically income on bank owned life insurance), as a percentage of total income and a decrease in the corporate tax rate for the State of New York. Effective April 2007, the State of New York reduced its tax rate from 7.5% to 7.1%.

     Our State of New York tax returns for the years ended December 31, 1999 through December 31, 2005 are currently under audit by the State of New York with respect to our operation of NSB Services Corp. as a Delaware corporation not subject to State of New York taxation. Our state tax returns are otherwise not currently under audit, and have not been audited during the past five years.
Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006
     General. Net income increased $819,000, or 13.3%, to $7.0 million for the six months ended June 30, 2007 from $6.1 million for the six months ended June 30, 2006. The increase was caused primarily by an increase in non-interest income resulting from a $4.3 million gain on our sale of two branch offices in March 2007, partially offset by a decrease in net interest income, an increase in the provision for loan losses, an increase in non interest expense, and an increase in income taxes.
     Interest Income. Interest income decreased $1.3 million, or 4.0%, to $31.1 million for the six months ended June 30, 2007 from $32.4 million for the six months ended June 30, 2006. The decrease resulted from a $92.7 million, or 7.0%, decrease in the average balance of interest-earning assets, to $1.23 billion for the six months ended June 30, 2007 from $1.32 billion for the six months ended June 30, 2006, which was partially offset by a 16 basis point increase in the average yield on interest-earning assets to 5.10% for the six months ended June 30, 2007 from 4.94% for the six months ended June 30, 2006. The average rate on interest-earning assets increased as we continued to reinvest our interest-earning assets into higher yielding loans and shorter-term investment securities and cash equivalents, including federal funds sold and interest-bearing deposits in other financial institutions.
     Interest income on loans increased $700,000, or 5.2%, to $14.0 million for the six months ended June 30, 2007 from $13.3 million for the six months ended June 30, 2006. The average balance of loans increased $21.4 million, or 5.3%, to $421.5 million for the six months ended June 30, 2007 from $400.1 million for the six months ended June 30, 2006, reflecting our continued efforts to grow our loan portfolio, primarily commercial real estate loans. The average yield on our loan portfolio decreased one basis point to 6.72% for the six months ended June 30, 2007 from 6.73% for the six months ended June 30, 2006. The decrease in the average yield on loans is primarily attributable to reversing $108,000 of interest income on a loan placed on non-accrual during the three months ended June 30, 2007, partially offset by increased rates earned on loans during the period of rising market interest rates.
     Interest income on mortgage-backed securities decreased $2.8 million, or 16.4%, to $14.4 million for the six months ended June 30, 2007 from $17.3 million for the six months ended June 30, 2006. The decrease resulted from a $144.7 million, or 17.1%, decrease in the average balance of mortgage-backed securities to $699.2 million for the six months ended June 30, 2007 from $843.9 million for the six months ended June 30, 2006. During the six months ended June 30, 2007 and the year ended December 31, 2006, we used the proceeds from principal repayments and maturities of securities available for sale to fund loan originations and deposit withdrawals and to repay borrowings, resulting in a lower average balance between the two periods. The average yield on mortgage-backed securities was 4.16% for the six months ended June 30, 2007 compared to 4.13% for the six months ended June 30, 2006.
     Interest Expense. Interest expense increased $1.3 million, or 9.9%, to $14.6 million for the six months ended June 30, 2007 from $13.3 million for the six months ended June 30, 2006. The increase in interest expense resulted primarily from an increase in interest expense on certificates of deposit, partially offset by a decrease in interest expense on borrowings. Although the average balance of total interest-bearing deposits decreased for the six months ended June 30, 2007 compared to the same prior-year period, the composition of these deposits shifted to higher-cost certificates of deposit.
     Interest expense on certificates of deposit increased $2.5 million, or 30.7%, to $10.6 million for the six months ended June 30, 2007 from $8.1 million for the six months ended June 30, 2006. The increase was caused by both an increase in the average balance of and the average rate we paid on certificates of deposit. The average balance of certificates of deposit increased $38.6 million, or 8.5%, to $491.0 million for the six months ended June 30, 2007 from $452.4 million for the six months ended June 30, 2006. Our customers transferred funds from savings accounts (a decrease in average balance of $75.3 million, or 17.9%, between the periods) to higher interest-paying certificates of deposit during a period of rising market interest rates. In addition, the average rate we paid on certificates of deposit increased 74 basis points to 4.37% for the six months ended June 30, 2007 from 3.63% for the six months ended June 30, 2006. We increased the rates on our certificates of deposit in response to higher interest rates offered by our competitors.

     Interest expense on borrowings (repurchase agreements and other borrowings) decreased $1.1 million, or 30.2%, to $2.5 million for the six months ended June 30, 2007 from $3.6 million for the six months ended June 30, 2006. The average balance of borrowings decreased $78.4 million, or 37.5%, to $130.7 million for the six months ended June 30, 2007 from $209.2 million for the six months ended June 30, 2006. We used the proceeds from principal repayments and maturities of securities available for sale during the six months ended June 30, 2007 and the year ended December 31, 2006 to fund loan originations and deposit withdrawals and to repay maturing borrowings during the six months ended June 30, 2007. The decrease in the average balance was partially offset by a 41 basis point increase in the average rate we paid on borrowings, to 3.91% for the six months ended June 30, 2007 from 3.50% for the six months ended June 30, 2006, reflecting higher market interest rates.
     Net Interest Income. Net interest income decreased $2.6 million, or 13.6%, to $16.5 million for the six months ended June 30, 2007 from $19.1 million for the six months ended June 30, 2006. Decreases in our net interest rate spread and net interest margin offset an increase in net interest-earning assets. Our net interest margin decreased 21 basis points to 2.70% for the six months ended June 30, 2007 from 2.91% for the six months ended June 30, 2006. The decrease in our net interest rate spread and net interest margin were consistent with the changes in the yield curve. From June 30, 2004 to September 30, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. If rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would expect to experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Our average net interest-earning assets increased $14.1 million to $218.6 million for the six months ended June 30, 2007 from $204.6 million for the six months ended June 30, 2006.
     Provision for Loan Losses. We recorded a provision for loan losses of $537,000 for the six months ended June 30, 2007 as compared to a provision for loan losses of $210,000 for the six months ended June 30, 2006. We recorded net charge-offs of $836,000 and $0 for the six months ended June 30, 2007 and 2006, respectively. The charge-offs of loans during the six months ended June 30, 2007 did not have a material effect on the provision for loan losses due to our having specific reserves against these loans which were provided for during fiscal 2006 and the first quarter of fiscal 2007. The allowance for loan losses was $4.7 million, or 1.12% of total loans receivable at June 30, 2007, compared to $5.0 million, or 1.23% of total loans receivable at December 31, 2006. The provision for loan losses increased for the six months ended June 30, 2007 as compared to the same prior-year period due to an increase in nonperforming loans as well as an increase in the overall loan portfolio, coupled with a continued shift in the composition of the portfolio to higher risk commercial real estate loans.
     Total loans at June 30, 2007 were $424.2 million compared to total loans of $409.2 million at December 31, 2006. Total loans were $410.5 million at June 30, 2006 compared to $387.8 million at December 31, 2005. Commercial real estate loans comprised 56.8% of the portfolio at June 30, 2007 compared to 51.3% at June 30, 2006. Non-performing loans totaled $11.7 million at June 30, 2007, compared to $7.1 million at December 31, 2006. Non-performing loans totaled $4.4 million at June 30, 2006 compared to $2.1 million at December 31, 2005. All of our nonperforming loans at June 30, 2007, were secured by real property, compared to $2.7 million, or 59.9% of nonperforming loans at June 30, 2006. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2007 and 2006.
     Non-interest Income. Non-interest income increased $4.9 million to $7.0 million for the six months ended June 30, 2007 from $2.1 million for the six months ended June 30, 2006. The increase was primarily attributable to the gain on sale of two branch offices during March 2007, which resulted in our recognizing a gain of approximately $4.3 million, an increase in income on bank owned life insurance of $203,000, and an increase in gain on securities transactions, net of $253,000. Income on bank owned life insurance increased due to the purchase of $7.0 million of new policies during the first quarter of 2007. Gain on securities transactions, net increased due to improved market values of trading securities.
     Non-interest Expense. Non-interest expense increased $725,000, or 6.4%, to $12.0 million for the six months ended June 30, 2007 from $11.3 million for the six months ended June 30, 2006. The increase was primarily attributable to increases in the following: compensation and benefits increased by $588,000 or 9.9%, as a result of annual merit and cost of living adjustments, increases in market value of deferred compensation plans and, increases in benefit costs (primarily health-care related); occupancy expenses increased by $118,000 as a result of costs associated with our name change which went into effect on January 1, 2007; and other expenses increased $102,000, primarily related to allowances provided for estimated off-balance sheet credit losses associated with issued and outstanding loan commitments. As these commitments are fulfilled or expire, such amounts will reduce other non-interest expense.

     Income Tax Expense. The provision for income taxes was $4.0 million for the six months ended June 30, 2007 compared to $3.5 million for the six months ended June 30, 2006, reflecting an increase in pre-tax income. Our effective tax rate was 36.2% for the six months ended June 30, 2007 compared to 36.6% for the six months ended June 30, 2006. The decrease in the effective tax rate was primarily a result of an increase in tax-exempt income (specifically income on bank owned life insurance), as a percentage of total income and a decrease in the corporate tax rate for the State of New York. Effective April 2007, the State of New York reduced its tax rate from 7.5% to 7.1%.
     Our State of New York tax returns for the years ended December 31, 1999 through December 31, 2005 are currently under audit by the State of New York with respect to our operation of NSB Services Corp. as a Delaware corporation not subject to State of New York taxation. Our state tax returns are otherwise not currently under audit, and have not been audited during the past five years.
Liquidity and Capital Resources
     Liquidity. The overall objective of our liquidity management is to ensure the availability of sufficient funds to meet all financial commitments and to take advantage of lending and investment opportunities. We manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York, which provides an additional source of short-term and long-term funding.  Outstanding borrowings from the Federal Home Loan Bank of New York were $20.0 million at June 30, 2007, at a weighted average interest rate of 3.18%.  A total of $10.0 million of these borrowings will mature in less than one year. Outstanding borrowings were $20.0 million at December 31, 2006.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources.
     At June 30, 2007 Northfield Bank exceeded all regulatory capital requirements as follows:

		Minimum	Minimum Required to
		Required for	Be Well Capitalized
		Capital	Under Prompt
		Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions
June 30, 2007
Total capital (to risk- weighted assets)	25.59%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	24.87	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	13.23	4.00	5.00

December 31, 2006
Total capital (to risk- weighted assets)	25.03%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	24.25	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.38	4.00	5.00

Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the financial statements. These transactions primarily relate to lending commitments.
     The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2007:

					More
		Less than			than 5
Contractual Obligation	Total	One year	1-3 years	3-5 Years	years
Debt Obligations (excluding capitalized leases)	$129,000	$74,000	$55,000	$—	$—
Commitments to Originate Loans	$35,076	$35,076
Commitments to Fund Unused Lines of Credit	$13,517	$13,517
     Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violation of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments does not necessarily represent future cash requirements.
     In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of June 30, 2007 have not changed significantly from December 31, 2006.
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Operating Results in the Registrant’s Registration Statement on Form S-1, as amended.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a Management Asset/Liability Committee, comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Lending Officer and our Executive Vice President of Operations. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our board of directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
     We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial real estate loans and multifamily loans that generally tend to have shorter maturities and higher interest rates that generally reset at five years;

•	investing in shorter duration investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower cost deposits and longer-term Federal Home Loan Bank advances and repurchase agreements.
     Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
     Net Portfolio Value Analysis. We compute amounts by which the net present value of our interest-earning assets and interest-bearing liabilities (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of net portfolio value. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200 or 300 basis points or decrease of 100 or 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
     Net Interest Income Analysis. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200 or 300 basis points or decrease of 100 or 200 basis points.

     The table below sets forth, as of June 30, 2007, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	NPV			Net Interest Income
Change in		Estimated Increase (Decrease)		Estimated	Increase (Decrease) in
Interest Rates	Estimated	in NPV		Net Interest	Estimated Net Interest Income
(basis points)	NPV	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
+300	$171,277	$(50,667)	(22.8)%	$30,323	$(5,669)	(15.8)%
+200	187,302	(36,642)	(15.6)	32,229	(3,763)	(10.5)
+100	204,139	(17,805)	(8.0)	34,115	(1,877)	(5.2)
0	221,944	—	—	35,992	—	—
-100	239,368	17,424	7.9	37,669	1,677	4.7
-200	252,983	31,039	14.0	38,478	2,486	6.9
     The table above indicates that at June 30, 2007, in the event of a 200 basis point increase in interest rates, we would experience a 15.6% decrease in net portfolio value and a 10.5% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 7.9% increase in net portfolio value and a 4.7% increase in net interest income. Our internal policies provide that, in the event of a 200 basis point increase in interest rates, our net portfolio value as a percentage of total assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our net portfolio value targeted to be at least 9.5% of total assets. As of June 30, 2007 we are within Board approved policy.
     Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4.	CONTROLS AND PROCEDURES
     Not applicable

ITEM 4T.	CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
     There have been no material changes in the “Risk Factors” disclosed in the Company’s Registration Statement on Form S-1 (Commission File No. 333-143643).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. The Registrant commenced its initial stock offering on or about August 23, 2007. Subscriptions received in the offering earn interest at Northfield Bank’s passbook savings rate. There have been no material changes in the Registrant’s projected use of the offering proceeds as from what was disclosed in the section entitled “How We Intend to Use the Proceeds from the Stock Offering” in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-143643)

(c)	Repurchases of Our Equity Securities. There were no issuer repurchases of securities during the period covered.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS
     The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHFIELD BANCORP, INC.
(Registrant)

Date: October 10, 2007

/s/ John W. Alexander

John W. Alexander
Chairman, President and Chief Executive Officer

/s/ Steven M. Klein

Steven M. Klein
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Steven M. Klein, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, and Steven M. Klein, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.