Form 10-Q
period 2007-09-30
Northfield Bancorp, Inc.
filed 2007-11-14
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from            to
Commission File Number 1-33732

NORTHFIELD BANCORP, INC.
(Exact Name of Registrant as Specified in Charter)

United States of America	26-1384892
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1410 St. Georges Avenue, Avenel, New Jersey	07001
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 44,803,061 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 12, 2007.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report
Table of Contents

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	24
Item 4T. Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	27

Signatures	26

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORATION)
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS:

Cash and due from banks	$6,006	8,293
Interest-bearing deposits in other financial institutions	195,084	38,331
Federal funds sold	49,800	14,000

Total cash and cash equivalents	250,890	60,624

Certificates of deposit	18,200	5,200
Trading securities	3,589	2,667
Securities available-for-sale, at estimated market value	775,692	713,498
Securities held-to-maturity, at amortized cost (estimated market value of $20,664 and $25,519 in 2007 (unaudited) and 2006, respectively)	21,098	26,169
Loans held-for-sale	470	125
Loans held-for-investment, net	426,633	409,189
Allowance for loan losses	(4,931)	(5,030)

Net loans held-for-investment	421,702	404,159

Accrued interest receivable	5,494	5,624
Bank owned life insurance	41,121	32,866
Federal Home Loan Bank of New York stock, at cost	6,117	7,186
Premises and equipment, net	7,658	8,232
Goodwill	16,159	16,159
Other assets	8,597	12,238

Total assets	$1,576,787	1,294,747

LIABILITIES AND STOCKHOLDER’S EQUITY:
LIABILITIES:
Deposits and subscription proceeds	$1,270,728	989,789
Securities sold under agreements to repurchase	89,000	106,000
Other borrowings	22,450	22,534
Advance payments by borrowers for taxes and insurance	1,809	783
Accrued expenses and other liabilities	13,194	11,647

Total liabilities	1,397,181	1,130,753

STOCKHOLDER’S EQUITY:
Common stock, $0.001 par value; 20,000,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid-in capital	1,010	510
Retained earnings	187,756	177,731
Accumulated other comprehensive loss	(9,160)	(14,247)

Total stockholder’s equity	179,606	163,994

Total liabilities and stockholder’s equity	$1,576,787	1,294,747

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORTATION)
CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Loans	$7,283	7,128	21,329	20,474
Mortgage-backed securities	7,915	7,959	22,348	25,230
Other securities	389	673	1,452	1,606
Federal Home Loan Bank of New York dividends	119	148	387	454
Deposits in other financial institutions	931	334	2,267	912

Total interest income	16,637	16,242	47,783	48,676

Interest expense:
Deposits and stock subscription proceeds	6,072	5,961	18,180	15,659
Borrowings	1,406	1,488	3,939	5,118

Total interest expense	7,478	7,449	22,119	20,777

Net interest income before provision for loan losses	9,159	8,793	25,664	27,899
Provision for loan losses	200	343	737	553

Net interest income after provision for loan losses	8,959	8,450	24,927	27,346

Non-interest income:
Fees and service charges for customer services	684	762	2,051	2,111
Income on bank owned life insurance	434	304	1,255	922
Gain on securities transactions, net	96	164	340	155
Gain on sale of premises, equipment and deposit relationships	—	—	4,308	—
Other	74	61	306	186

Total non-interest income	1,288	1,291	8,260	3,374

Non-interest expense:
Compensation and employee benefits	2,797	4,653	9,321	10,589
Occupancy	793	782	2,498	2,369
Furniture and equipment	213	196	634	590
Data processing	621	546	1,776	1,767
Professional fees	234	390	684	884
Other	669	661	2,437	2,327

Total non-interest expense	5,327	7,228	17,350	18,526

Income before income tax expense	4,920	2,513	15,837	12,194
Income tax expense	1,855	872	5,812	4,412

Net income	$3,065	1,641	10,025	7,782

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
Nine months ended September 30, 2007 and 2006
(Unaudited)
(Dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholder’s
	Shares	Par value	Capital	Earnings	Loss	Equity

Balance at December 31, 2005	100	$—	510	166,889	(15,640)	151,759
Comprehensive income:
Net income				7,782		7,782
Change in other comprehensive loss, net of tax of $345					518	518

Total comprehensive income						8,300

Balance at September 30, 2006	100	$—	510	174,671	(15,122)	160,059

Balance at December 31, 2006	100	$—	510	177,731	(14,247)	163,994
Comprehensive income:
Net income				10,025		10,025
Change in other comprehensive loss, net of tax of $3,391					5,087	5,087

Total comprehensive income						15,112

Capital contribution from NSB Holding Corp.			500			500

Balance at September 30, 2007	100	$—	1,010	187,756	(9,160)	179,606

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
(A NEW YORK CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2007 and 2006
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$10,025	7,782
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	737	553
Depreciation	986	954
Amortization of premiums, net of accretion of discounts, and deferred loan fees	(76)	586
Amortization of mortgage servicing rights	132	161
Income on bank owned life insurance	(1,255)	(922)
Net gain on sale of loans	(39)	(56)
Proceeds from sale of loans	4,496	1,177
Origination of loans held-for-sale	(4,802)	(1,121)
Gain on securities transactions, net	(340)	(155)
Gain on sale of deposit relationships	(3,660)	—
Gain on sale of premises and equipment, net	(648)	—
Purchases of trading securities	(591)	(171)
Decrease in accrued interest receivable	130	347
Decrease (increase) in other assets	129	(273)
Deferred taxes	(199)	(451)
Increase (decrease) in accrued expenses and other liabilities	1,547	(734)
Amortization of core deposit intangible	284	274

Net cash provided by operating activities	6,856	7,951

Cash flows from investing activities:
Net increase in loans receivable	$(18,059)	(27,560)
Redemptions of Federal Home Loan Bank of New York stock, net	1,069	3,218
Purchases of securities available-for-sale	(230,022)	(26,072)
Principal payments and maturities on securities available-for-sale	172,441	115,050
Principal payments and maturities on securities held-to-maturity	5,084	6,873
Proceeds from sale of securities available-for-sale	3,726	20,100
Purchases of certificates of deposit	(44,000)	(20,000)
Proceeds from maturities of certificates of deposit	31,000	20,000
Purchase of bank owned life insurance	(7,000)	—
Additions to premises and equipment	(488)	(865)
Proceeds from sale of premises and equipment	1,473	—

Net cash (used in) provided by investing activities	(84,776)	90,744

Cash flows from financing activities:
Net increase in deposits	307,584	2,432
Deposit relationships sold, net	(22,985)	—
Increase in advance payments by borrowers for taxes and insurance	1,026	704
Repayments under capital lease obligations	(84)	(70)
Proceeds from securities sold under agreements to repurchase	45,000	3,000
Repayments related to securities sold under agreements to repurchase	(62,000)	(78,000)
Net decrease in short-term borrowings	—	(5,000)
Stock issuance costs	(855)	—
Contribution from NSB Holding Corp.	500	—

Net cash provided by (used in) financing activities	268,186	(76,934)

Net increase in cash and cash equivalents	190,266	21,761
Cash and cash equivalents at beginning of period	60,624	38,368

Cash and cash equivalents at end of period	$250,890	60,129

Supplemental cash flow information:
Cash paid during the period for:
Interest	$22,084	21,084
Income taxes	4,279	7,310
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
     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-and- nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007. Certain prior year balances have been reclassified to conform to the current year presentation.
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
     Because the Registrant had not been organized as of September 30, 2007, the Registrant had no assets, liabilities, or shares of stock outstanding as of that date. Accordingly, information in this document as of September 30, 2007 relates solely to the Company.
Note 2 – Stock Offering
     On August 23, 2007, Northfield Bancorp, Inc., a federal corporation (the “Registrant”), commenced an offering for sale of up to 16,752,449 shares of its common stock, subject to adjustment to up to 19,265,316 shares of common stock, for a price of $10.00 per share in its initial public offering. The transaction closed on November 7, 2007. The shares sold represent 43.0% of the shares of the Registrant’s common stock outstanding following the stock offering. The Registrant contributed $3.0 million in cash and 2.0% of the Registrant’s outstanding shares of common stock to the Northfield Bank Foundation, a charitable organization. At the completion of the stock offering Northfield Bancorp, MHC, the Registrant’s federally charted mutual holding company, owned 55.0% of the Registrant’s outstanding common stock.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 3 – Net Loans Held-for-Investment
Net loans held-for-investment, are as follows:

	September 30,	December 31,
	2007	2006

Real estate loans:
Commercial mortgage	$239,073	207,680
One- to four- family residential mortgage	98,781	107,572
Home equity and lines of credit	11,816	13,922
Construction and land	49,177	52,124
Multifamily	15,476	13,276

Total real estate loans	414,323	394,574

Commercial and industrial loans	10,352	11,022
Other loans	1,908	3,597

Total commercial and industrial and other loans	12,260	14,619

Total loans held -for- investment	426,583	409,193
Deferred loan cost (fees), net	50	(4)

Loans held -for- investment, net	426,633	409,189
Allowance for loan losses	(4,931)	(5,030)

Net loans held -for- investment	$421,702	404,159

Activity in the allowance for loan losses is as follows:

	At or for the
	nine months ended
	September 30,
	2007	2006

Beginning balance	$5,030	4,795
Provision for loan losses	737	553
Charge-offs	(836)	—
Recoveries	—	—

Ending balance	$4,931	5,348

     Included in loans held-for-investment, net are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans) was $9,396,000 and $6,342,000 at September 30, 2007 (unaudited) and December 31, 2006, respectively. Loans past due ninety days or more and still accruing interest were $972,000 and $773,000 at September 30, 2007 and December 31, 2006, respectively, and are considered well secured and in the process of collection. The Company is under no commitment to lend additional funds to borrowers whose loans are on nonaccrual status or who are past due ninety days or more and still accruing interest.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 4 – Deposits
Deposits are as follows:

	September 30,	December 31,
	2007	2006

Non-interest-bearing demand	$103,895	95,339
Interest-bearing Negotiable Orders of Withdrawal (NOW)	61,112	40,852
Savings-money market accounts	12,889	14,258
Savings- passbook and statement	350,785	342,927
Savings-stock subscriptions (excludes holds for subscription orders)	272,332	—
Certificates of deposit	469,715	496,413

	$1,270,728	989,789

In conjunction with the closing of the Registrant’s initial public offering on November 7, 2007, the Company refunded approximately $216.7 million in subscription cash proceeds.
Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

NOW	$250	109	600	213
Savings-money market	24	29	75	95
Savings-passbook, statement and stock subscriptions	658	649	1,786	2,043
Certificates of deposit	5,140	5,174	15,719	13,308

	$6,072	5,961	18,180	15,659

Note 5 – Other Postretirement Benefits
The following table sets forth the components of net periodic postretirement benefit costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$1	1	3	3
Interest cost	17	21	51	64
Amortization of transition obligation	4	4	12	12
Amortization of prior service costs	4	4	12	12
Amortization of unrecognized (gain) loss	(4)	9	(12)	27

	$22	39	66	118

Note 6 – Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no change to the net amount of assets and liabilities recognized in the balance sheet as a result of the Company’s adoption of FIN 48.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
     The following disclosures, which generally are not required in interim period financial statements, are included herein as a result of the Company’s adoption of FIN 48 in the first quarter of 2007.
     The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company’s subsidiary also files income tax returns in the State of New Jersey. With few exceptions, the Company is no longer subject to federal and local income tax examinations by tax authorities for years prior to 2004. However, the State of New York is currently examining the Company’s tax returns filed from 1999 to 2005. Currently, the Company does not plan to further extend the statute of limitations for the tax returns under examination; therefore it is reasonably possible that these tax returns under examination will be settled within the next 12 months.
     At January 1, 2007, the Company had $1.5 million of unrecognized tax benefits, all of which would affect our effective income tax rate if recognized. Accruals of interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At January 1, 2007, the Company had $934,000 of accrued interest payable. During the nine months ended September 30, 2007, the Company accrued an additional $305,000 of interest and $127,000 of unrecognized tax benefits.

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
Critical Accounting Policies
     Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2006 included in the Registrant’s Registration Statement on Form S-1, as amended, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding impairment of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors.

Overview
     Total assets increased $282.0 million to $1.577 billion at September 30, 2007 from $1.295 billion at December 31, 2006. The increase was primarily attributable to an increase in cash and cash equivalents of $190.3 million, an increase in securities available -for- sale of $62.2 million, an increase in bank owned life insurance of $8.3 million, and an increase in net loans held -for- investment of $17.5 million. These increases were partially offset by decreases in securities held-to-maturity, Federal Home Loan Bank of New York stock, premises and equipment, and other assets. The increase in assets was funded primarily with subscription offering proceeds related to the Company’s stock issuance plan adopted April 4, 2007. Total liabilities increased $266.4 million to $1.397 billion at September 30, 2007 from $1.131 billion at December 31, 2006. The increase related primarily to an increase in deposits of $280.9 million, totaling $1.271 billion at September 30, 2007 as compared to $989.8 million at December 31, 2006. The increase in deposits was primarily the result of cash received on subscriptions for the Registrant’s common stock. Total stockholder’s equity amounted to $179.6 million, an increase of $15.6 million, as compared $164.0 million at December 31, 2006. The increase was due primarily to net income for the nine months ended September 30, 2007 as well as a decrease in unrealized losses on securities available -for- sale, net of tax.
     Net income increased $1.4 million, or 86.8%, to $3.1 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006. The increase was caused primarily by an increase in net interest income before the provision for loan losses of $366,000, a decrease in non-interest expense of $1.9 million, and a decrease in the provision for loan losses of $143,000, partially offset by an increase in income tax expense of $983,000. The decrease in non-interest expense was due primarily to the recognition of a $1.6 million charge ($970,000, net of tax) related to the recognition of an employee retirement obligation during the three months ended September 30, 2006.
     Net income increased $2.2 million, or 28.8%, to $10.0 million for the nine months ended September 30, 2007 from $7.8 million for the nine months ended September 30, 2006. The increase was caused primarily by an increase in non-interest income resulting from a $4.3 million gain ($2.6 million, net of tax) on our sale of two branch offices and associated deposit relationships in March 2007, and a decrease in non-interest expense of $1.2 million, due primarily to a $1.6 million charge ($970,000, net of tax) related to the recognition of an employee retirement obligation during the three months ended September 30, 2006, partially offset by a decrease in net interest income of $2.2 million, or 8.0%, an increase in the provision for loan losses of $184,000, or 33.3%, and an increase in income taxes of $1.4 million, or 31.7%.
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
     Cash and cash equivalents increased $190.3 million, or 313.8%, to $250.9 million at September 30, 2007 from $60.6 million at December 31, 2006. This increase was primarily attributable to proceeds from our subscription offering partially offset by the Company’s sale of two branch offices (including related deposit relationships) in March 2007, and the use of cash and cash equivalents to fund loan growth and the purchase of bank owned life insurance, purchases of securities available-for-sale, and repayments on maturing borrowings.
     Bank owned life insurance increased $8.3 million, or 25.1%, to $41.1 million at September 30, 2007 from $32.9 million at December 31, 2006. The increase in bank owned life insurance was attributable to the purchase of $7.0 million of new policies during the first quarter of 2007, and increases of $1.3 million in the cash surrender value of new and existing policies.
     Securities available-for-sale increased $62.2 million, or 8.7%, to $775.7 million at September 30, 2007 from $713.5 million at December 31, 2006. The increase is attributable the Company investing a portion of the proceeds of the stock subscription offering into short-term investments, primarily investment-grade commercial paper and corporate bonds.
     Loans held -for- investment, net, increased $17.4 million, or 4.3%, to $426.6 million at September 30, 2007 from $409.2 million at December 31, 2006. Commercial real estate loans increased $31.4 million, or 15.1%, to $239.1 million at September 30, 2007 from $207.7 million at December 31, 2006. We continue to focus on originating commercial real estate loans to the extent loan demand exists, which meets our underwriting standards. One- to four-family residential mortgage loans decreased $8.8 million, or 8.2%, to $98.8 million at September 30, 2007 from $107.6 million at December 31, 2006. Construction and land loans decreased $2.9 million, or 5.7%, to $49.2 million at September 30, 2007 from $52.1 million at December 31, 2006. Multifamily loans increased $2.2 million, or 16.6%, to $15.5 million at September 30, 2007 from $13.3 million at December 31, 2006. Home equity loans and lines of credit decreased $2.1 million, or 15.1%, to $11.8 million at September 30, 2007 from $13.9 million at December 31, 2006. Other loans decreased $1.7 million, or 47.0%, to $1.9 million at September 30, 2007 from $3.6 million at December 31, 2006.

     Deposits and stock subscription proceeds increased $280.9 million, or 28.4%, to $1.271 billion at September 30, 2007 from $989.8 million at December 31, 2006. Total savings accounts increased $278.8 million, or 78.1%, to $636.0 million at September 30, 2007 from $357.2 million at December 31, 2006. The increase was primarily attributable to cash proceeds received for stock subscriptions of $272.3 million. Certificates of deposit decreased $26.7 million, or 5.4%, to $469.7 million at September 30, 2007 from $496.4 million at December 31, 2006. The decrease in certificate of deposits was primarily attributable to the significant competition to attract deposits in our markets of Richmond and Kings Counties in New York and Union and Middlesex Counties in New Jersey. Based on this competition, our available opportunities to invest such deposits, and the overall customer relationship with Northfield Bank, we may choose not to compete for certain types of deposits, including certificates of deposit. Checking accounts (NOW and non-interest bearing demand) increased $28.8 million, or 21.2%, to $165.0 million at September 30, 2007 from $136.2 million, which is primarily due to the Company’s continued focus on gathering core deposits (non-interest bearing demand, NOW accounts, and savings accounts). The Company also sold two branch offices in March 2007, with $26.6 million in deposit relationships.
     Total borrowings decreased $17.1 million, or 13.3%, to $111.5 million at September 30, 2007 from $128.5 million at December 31, 2006. The decrease is primarily due to maturities of $62.0 million of repurchase agreements partially offset by additional borrowings of $45.0 million.
     Total stockholder’s equity increased to $179.6 million at September 30, 2007 from $164.0 million at December 31, 2006. The increase was attributable to net income of $10.0 million for the nine months ended September 30, 2007, a $500,000 capital contribution from NSB Holding Corp., and a decrease of $5.1 million in accumulated other comprehensive loss primarily attributable to the change in the market value of available -for- sale securities. Generally, as market interest rates have declined between period ends, the resultant market values of fixed-rate securities have increased.
Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006
     Interest Income. Interest income increased $395,000, or 2.4%, to $16.6 million for the three months ended September 30, 2007 from $16.2 million for the three months ended September 30, 2006. This increase resulted from a 14 basis point, or 2.8%, increase in the yield earned on total interest-earning assets, to 5.15% for the three months ended September 30, 2007 from 5.01% for the three months ended September 30, 2006. The increase in the yield on total interest-earning assets was partially offset by a decrease of $4.0 million, or 0.3%, in total interest-earning assets to $1.281 billion for the three months ended September 30, 2007 from $1.285 billion for the three months ended September 30, 2006. The average rate on interest-earning assets increased as we continued to reinvest our interest-earning assets into higher yielding loans and shorter-term investment securities and cash equivalents, including federal funds sold and interest-bearing deposits in other financial institutions.
     Interest income on loans increased $155,000, or 2.2%, to $7.3 million for the three months ended September 30, 2007 from $7.1 million for the three months ended September 30, 2006. The average balance of loans increased $7.7 million, or 1.8%, to $425.8 million for the three months ended September 30, 2007 from $418.0 million for the three months ended September 30, 2006, reflecting our continued efforts to grow our loan portfolio, primarily commercial real estate loans. The average yield on our loan portfolio increased three basis points, to 6.79% for the three months ended September 30, 2007 from 6.76% for the three months ended September 30, 2006. The increase in the yield on loans was primarily attributable to the Company’s continued focus on originating higher yielding commercial real estate loans.
     Interest income on mortgage-backed securities decreased $44,000, or 0.6%, to $7.9 million for the three months ended September 30, 2007 from $8.0 million for the three months ended September 30, 2006. The decrease resulted from a decrease in the average balance of mortgage-backed securities, which decreased $46.8 million, or 6.0%, to $729.2 million for the three months ended September 30, 2007 from $776.0 million for the three months ended September 30, 2006. During the nine months ended September 30, 2007 and the year ended December 31, 2006, we used the proceeds from principal repayments and maturities of securities available -for- sale to fund loan originations and repay borrowings, resulting in a lower average balance between the two periods. The average yield on mortgage-backed securities was 4.31% for the three months ended September 30, 2007 compared to 4.07% for the three months ended September 30, 2006. The increase in yield was due to the maturity of lower rate securities and the purchase of higher rate securities in a rising interest rate environment.

     Interest income on other securities decreased $284,000, or 42.2%, to $389,000 for the three months ended September 30, 2007 from $673,000 for the three months ended September 30, 2006. The decrease resulted from a decrease in the average balance of other securities, which decreased $22.0 million, or 39.5%, to $33.7 million for the three months ended September 30, 2007 from $55.6 million for the three months ended September 30, 2006. The average yield on other securities was 4.58% for the three months ended September 30, 2007 compared to 4.80% for the three months ended September 30, 2006. The decrease in average balances and yield earned on other securities was primarily attributable to the maturity of higher yielding corporate bonds.
     Interest income on interest-earning deposits increased $597,000 to $931,000 for the three months ended September 30, 2007 from $334,000 for the three months ended September 30, 2006. The increase resulted from an increase in the average balance of interest-earning deposits, which increased $59.2 million to $85.8 million for the three months ended September 30, 2007 from $26.6 million for the three months ended September 30, 2006. The increase in the average balance of interest-earning deposits is primarily related to cash proceeds received in the stock subscription offering. The average yield on interest-earning deposits was 4.31% for the three months ended September 30, 2007 compared to 4.98% for the three months ended September 30, 2006.
     Interest Expense. Interest expense increased $29,000 or 0.4%, to $7.5 million for the three months ended September 30, 2007 from $7.4 million for the three months ended September 30, 2006. The increase in interest expense resulted primarily from an increase in interest expense on NOW and savings accounts, and was partially offset by a decrease in interest expense on borrowings and certificates of deposits.
     Interest expense on certificates of deposit decreased $34,000, or 0.7%, to $5.1 million for the three months ended September 30, 2007 from $5.2 million for the three months ended September 30, 2006. The decrease in interest expense on certificates of deposit was caused by a decrease in the average balance of $6.5 million, or 1.3%, to $486.3 million for the three months ended September 30, 2007 compared to $492.8 million for the three months ended September 30, 2006, partially offset by an increase in the average rate we paid on certificates of deposit. The average rate we paid on certificates of deposit increased two basis points to 4.19% for the three months ended September 30, 2007 from 4.17% for the three months ended September 30, 2006.
     Interest expense on NOW accounts increased $141,000, or 129%, to $250,000 for the three months ended September 30, 2007 from $109,000 for the three months ended September 30, 2006. The increase in interest expense on NOW accounts was caused by an increase in the average balance of $16.7 million, or 44%, to $54.7 million for the three months ended September 30, 2007 compared to $38.0 million for the three months ended September 30, 2006 and an increase in the average rate we paid on NOW accounts. The average rate we paid on NOW accounts increased 67 basis points, or 59%, to 1.81% for the three months ended September 30, 2007 from 1.14% for the three months ended September 30, 2006.
     Interest expense on borrowings (repurchase agreements and other borrowings) decreased $82,000, or 5.5%, to $1.4 million for the three months ended September 30, 2007 from $1.5 million for the three months ended September 30, 2006. The average balance of borrowings decreased $24.8 million, or 15.3%, to $137.8 million for the three months ended September 30, 2007 from $162.6 million for the three months ended September 30, 2006. The Company used the proceeds from principal repayments and maturities of securities available -for- sale to fund loan originations and to repay maturing borrowings during the nine months ended September 30, 2007. The decrease in the average balance was partially offset by a 42 basis point increase in the average rate we paid on borrowings, to 4.05% for the three months ended September 30, 2007 from 3.63% for the three months ended September 30, 2006, reflecting higher market interest rates.
     Net Interest Income. Net interest income increased $366,000, or 4.2%, to $9.2 million for the three months ended September 30, 2007 from $8.8 million for the three months ended September 30, 2006. Our net interest margin increased 13 basis points to 2.84% for the three months ended September 30, 2007 from 2.71% for the three months ended September 30, 2006. The increase in net interest margin was primarily attributable to a 14 basis point increase in the yield earned on average interest-earning assets and an increase of $17.8 million in net interest-earning assets to $223.6 million for three months ended September 30, 2007 from $205.8 million for the three months ended September 30, 2006.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
     Based on our evaluation of the above factors, we recorded a provision for loan losses of $200,000 for the three months ended September 30, 2007 and a provision for loan losses of $343,000 for the three months ended September 30, 2006. We recorded net charge-offs of $0 for both the three months ended September 30, 2007 and 2006, respectively. The allowance for loan losses was $4.9 million, or 1.16% of total loans receivable at September 30, 2007, compared to $5.0 million, or 1.23% of total loans receivable at December 31, 2006. The provision for loan losses decreased between the two periods primarily due to a decrease in loan growth during the three months ended September 30, 2007 compared to the same period in 2006. Loan balances increased by $2.0 million for the three months ended September 30, 2007 as compared to $5.0 for the three months ended September 30, 2006.
     Non-performing loans totaled $10.4 million at September 30, 2007, compared to $7.1 million at December 31, 2006. Non-performing loans totaled $5.8 million at September 30, 2006 compared to $2.1 million at December 31, 2005. All of our nonperforming loans at September 30, 2007, were secured by real property, compared to $4.9 million, or 83.8% of nonperforming loans at September 30, 2006.
     Non-interest Income. Non-interest income decreased $3,000 to $1.3 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006. The decrease was primarily attributable to a decrease on gain on securities transactions, net, and a decrease in fees and service charges for customer services. Gain on securities transactions, net decreased by $68,000 to $96,000 for the three months ended September 30, 2007 from $164,000 for the three months ended September 30, 2006. This decrease is primarily due to less favorable market value adjustments on trading securities during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Fees and service charges for customer services decreased by $78,000 to $684,000 for the three months ended September 30, 2007 compared to $762,000 for the three months ended September 30, 2006. Income on bank owned life insurance increased by $130,000, or 42.8%, to $434,000 for the three months ended September 30, 2007 from $304,000 for the three months ended September 30, 2006. The increase in income on bank owned life insurance was primarily due to the purchase of $7.0 million of new policies during the first quarter of 2007.
     Non-interest Expense. Non-interest expense decreased $1.9 million, or 26.3%, to $5.3 million for the three months ended September 30, 2007 from $7.2 million for the three months ended September 30, 2006. The decrease was primarily attributable to a decrease in compensation and employee benefits expense, which decreased $1.9 million, or 39.9%, attributable to a non-recurring charge recognized when the Company entered into a supplemental retirement agreement with its former President during the quarter ended September 30, 2006. The Company recorded the present value of the future obligation, resulting in a pre-tax charge of approximately $1.6 million.
     Income Tax Expense. The provision for income taxes was $1.9 million for the three months ended September 30, 2007 compared to $872,000 for the three months ended September 30, 2006, reflecting an increase in taxable income. Our effective tax rate was 37.7% for the three months ended September 30, 2007 compared to 34.7% for the three months ended September 30, 2006. The increase in the effective tax rate was primarily a result of an increase in taxable income partially offset by an increase in non-taxable income and a decrease in the corporate tax rate for the State of New York. Effective April 2007, the State of New York reduced its tax rate from 7.5% to 7.1%.
     Our State of New York tax returns for the calendar years ended 1999 through 2005 are currently under audit by the State of New York with respect to our operation of NSB Services Corp. as a Delaware corporation not subject to State of New York taxation (See “Note 6, Income Taxes” Item 1).

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$425,755	$7,283	6.79%	$418,031	$7,128	6.76%
Mortgage-backed securities	729,221	7,915	4.31	775,972	7,959	4.07
Other securities	33,670	389	4.58	55,620	673	4.80
Federal Home Loan Bank of New York stock	6,511	119	7.25	8,719	148	6.73
Interest-earning deposits in financial institutions	85,776	931	4.31	26,609	334	4.98

Total interest-earning assets	1,280,933	16,637	5.15	1,284,951	16,242	5.01
Non-interest-earning assets	58,244			46,890

Total assets	$1,339,177			$1,331,841

Interest-bearing liabilities:
NOW accounts	$54,731	250	1.81	$37,985	109	1.14
Savings accounts	378,472	682	0.71	385,746	678	0.70
Certificates of deposit	486,290	5,140	4.19	492,793	5,174	4.17

Total interest-bearing deposits	919,493	6,072	2.62	916,524	5,961	2.58
Repurchase agreements	115,033	1,187	4.09	140,065	1,271	3.60
Other borrowings	22,771	219	3.82	22,551	217	3.82

Total interest-bearing liabilities	1,057,297	7,478	2.81	1,079,140	7,449	2.74
Non-interest bearing deposit accounts	94,685			88,200
Accrued expenses and other liabilities	14,522			10,338

Total liabilities	1,166,504			1,177,678
Stockholder’s equity	172,673			154,163

Total liabilities and stockholder’s equity	$1,339,177			$1,331,841

Net interest income		$9,159			$8,793

Net interest rate spread (2)			2.34%			2.27%
Net interest-earning assets (3)	$223,636			$205,811

Net interest margin (4)			2.84%			2.71%
Average interest-earning assets to interest-bearing liabilities	121.15%			119.07%

(1)	Average yields and rates for the three months ended September 30, 2007 and 2006 are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006
     Interest Income. Interest income decreased $893,000, or 1.8%, to $47.8 million for the nine months ended September 30, 2007 from $48.7 million for the nine months ended September 30, 2006. The decrease resulted from a $64.6 million, or 4.9%, decrease in the average balance of interest-earning assets, to $1.247 billion for the nine months ended September 30, 2007 from $1.311 billion for the nine months ended September 30, 2006, which was partially offset by a 17 basis point, or 3.4%, increase in the average yield on interest-earning assets to 5.13% for the nine months ended September 30, 2007 from 4.96% for the nine months ended September 30, 2006. The average rate on interest-earning assets increased as we continued to reinvest our interest-earning assets into higher yielding loans and shorter-term investment securities and cash equivalents, including federal funds sold and interest-bearing deposits in other financial institutions.
     Interest income on loans increased $855,000, or 4.2%, to $21.3 million for the nine months ended September 30, 2007 from $20.5 million for the nine months ended September 30, 2006. The average balance of loans increased $16.8 million, or 4.1%, to $422.9 million for the nine months ended September 30, 2007 from $406.1 million for the nine months ended September 30, 2006, reflecting our continued efforts to grow our loan portfolio, primarily commercial real estate loans. The average yield on our loan portfolio was 6.74% for the nine months ended September 30, 2007 and 2006. The yield on loans for the nine months ended September 30, 2007 was negatively impacted by an increase in non-accrual loans. The Company reversed $605,000 in interest on non accrual loans for the nine months ended September 30, 2007 compared to $113,000 for the nine months ended September 30, 2006.
     Interest income on mortgage-backed securities decreased $2.9 million, or 11.4%, to $22.3 million for the nine months ended September 30, 2007 from $25.2 million for the nine months ended September 30, 2006. The decrease resulted from an $111.7 million, or 13.6%, decrease in the average balance of mortgage-backed securities to $709.3 million for the nine months ended September 30, 2007 from $821.0 million for the nine months ended September 30, 2006. The Company used the proceeds from principal repayments and maturities of securities available -for- sale to fund loan originations and deposit withdrawals and to repay borrowings, resulting in a lower average balance in average mortgage-backed-securities between the two periods. The average yield on mortgage-backed securities was 4.21% for the nine months ended September 30, 2007 compared to 4.11% for the nine months ended September 30, 2006, an increase of 10 basis points, or 2.4%.
     Interest income on interest-earning deposits increased $1.4 million, or 148.6%, to $2.3 million for the nine months ended September 30, 2007 from $912,000 for the nine months ended September 30, 2006. The increase resulted from an increase in the average balance of interest-earning deposits, which increased $41.9 million, or 167.7%, to $66.9 million for the nine months ended September 30, 2007 from $25.0 million for the nine months ended September 30, 2006. The increase in the average balance of interest-earning deposits is primarily related to cash proceeds received in the stock subscription offering. The average yield on interest-earning deposits was 4.53% for the nine months ended September 30, 2007 compared to 4.88% for the nine months ended September 30, 2006, due to the declining interest rate environment for short-term obligations.
     Interest Expense. Interest expense increased $1.3 million, or 6.5%, to $22.1 million for the nine months ended September 30, 2007 from $20.8 million for the nine months ended September 30, 2006. The increase in interest expense resulted primarily from an increase in interest expense on certificates of deposit, partially offset by a decrease in interest expense on borrowings. Although the average balance of total interest-bearing deposits decreased for the nine months ended September 30, 2007 compared to the same prior-year period, the composition of these deposits shifted to higher-cost certificates of deposit.
     Interest expense on deposits increased $2.5 million, or 16.1%, for the nine months ended September 30, 2007 as compared to the same prior year period. Interest expense on certificates of deposit increased $2.4 million, or 18.1%, to $15.7 million for the nine months ended September 30, 2007 from $13.3 million for the nine months ended September 30, 2006. The increase was caused by both an increase in the average balances and the average rate we paid on certificates of deposit. The average balance of certificates of deposit increased $22.0 million, or 4.7%, to $489.4 million for the nine months ended September 30, 2007 from $467.4 million for the nine months ended September 30, 2006. Our funding mix shifted to higher interest-paying certificates of deposit, as savings accounts decreased, on average, $51.0 million, or 12.5%, between the periods. In addition, the average rate we paid on certificates of deposit increased 48 basis points to 4.29% for the nine months ended September 30, 2007 from 3.81% for the nine months ended September 30, 2006. We increased the rates on our certificates of deposit in response to market rates and conditions.

     Interest expense on borrowings (repurchase agreements and other borrowings) decreased $1.2 million, or 23.0%, to $3.9 million for the nine months ended September 30, 2007 from $5.1 million for the nine months ended September 30, 2006. The average balance of borrowings decreased $60.4 million, or 31.2%, to $133.1 million for the nine months ended September 30, 2007 from $193.5 million for the nine months ended September 30, 2006. The Company used the proceeds from principal repayments and maturities of securities available -for- sale to fund loan originations and deposit withdrawals and to repay maturing borrowings during the nine months ended September 30, 2007. The decrease in the average balance was partially offset by a 42 basis point increase in the average rate we paid on borrowings, to 3.96% for the nine months ended September 30, 2007 from 3.54% for the nine months ended September 30, 2006, reflecting higher market interest rates.
     Net Interest Income. Net interest income decreased $2.2 million, or 8.0%, to $25.7 million for the nine months ended September 30, 2007 from $27.9 million for the nine months ended September 30, 2006, reflecting a decrease in our net interest margin of 10 basis points to 2.75% from 2.85% partially offset by an increase in net interest-earning assets. Our average net interest-earning assets increased $13.6 million to $219.2 million for the nine months ended September 30, 2007 from $205.6 million for the nine months ended September 30, 2006.
     Provision for Loan Losses. We recorded a provision for loan losses of $737,000 for the nine months ended September 30, 2007 as compared to a provision for loan losses of $553,000 for the nine months ended September 30, 2006. We recorded net charge-offs of $836,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively. The provision for loan losses increased between the two periods primarily due to an increase in non-performing loans, partially offset by a decrease in loan growth during the nine months ended September 30, 2007 compared to the same period in 2006. Loan balances increased by $17.5 million for the nine months ended September 30, 2007 as compared to $27.4 for the nine months ended September 30, 2006.
     Non-performing loans totaled $10.4 million at September 30, 2007, compared to $7.1 million at December 31, 2006. Non-performing loans totaled $5.8 million at September 30, 2006 compared to $2.1 million at December 31, 2005. All of our nonperforming loans at September 30, 2007 were secured by real property, compared to $4.9 million, or 83.8% of nonperforming loans at September 30, 2006.
     Non-interest Income. Non-interest income increased $4.9 million to $8.3 million for the nine months ended September 30, 2007 from $3.4 million for the nine months ended September 30, 2006. The increase was primarily attributable to the gain on sale of two branch offices and associated deposit relationships in March 2007, which resulted in our recognizing a gain of approximately $4.3 million. Non-interest income was also positively impacted by an increase in income on bank owned life insurance of $333,000, and an increase of $185,000 in gain on securities transactions, net, primarily due to the increase in the market value of trading securities utilized to fund non-qualified deferred compensation plans. Income on bank owned life insurance increased due to the purchase of $7.0 million of new policies during the first quarter of 2007. Gain on securities transactions, net increased due to improved market values of trading securities.
     Non-interest Expense. Non-interest expense decreased $1.2 million, or 6.3%, to $17.4 million for the nine months ended September 30, 2007 from $18.5 million for the nine months ended September 30, 2006. The decrease was primarily attributable to a decrease in compensation and employee benefits expense of $1.3 million, or 12.0%, which was primarily attributable to the recognition of a $1.6 million non-recurring charge recognized when the Company entered into a supplemental retirement agreement with its former President during the quarter ended September 30, 2006, and a decrease in professional fees of $200,000 or 22.6%, due to costs incurred in 2006 to enhance our Bank Secrecy Act compliance program. These decreases were partially offset by increases in occupancy, furniture and equipment, data processing, and other expenses.

Income Tax Expense. The provision for income taxes was $5.8 million for the nine months ended September 30, 2007 compared to $4.4 million for the nine months ended September 30, 2006, reflecting an increase in taxable income. Our effective tax rate was 36.7% for the nine months ended September 30, 2007 compared to 36.2% for the nine months ended September 30, 2006. The increase in the effective tax rate was primarily a result of a decrease in tax-exempt income as a percentage of total income, specifically income on bank owned life insurance, partially offset by a decrease in the corporate tax rate for the State of New York. Effective April 2007, the State of New York reduced its tax rate from 7.5% to 7.1%.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME

	For the Nine Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$422,905	$21,329	6.74%	$406,125	$20,474	6.74%
Mortgage-backed securities	709,302	22,348	4.21	821,013	25,230	4.11
Other securities	40,798	1,452	4.76	48,836	1,606	4.40
Federal Home Loan Bank of New York stock	6,594	387	7.85	10,137	454	5.99
Interest-earning deposits in financial institutions	66,902	2,267	4.53	24,989	912	4.88

Total interest-earning assets	1,246,501	47,783	5.13	1,311,100	48,676	4.96
Non-interest-earning assets	57,739			46,736

Total assets	$1,304,240			$1,357,836

Interest-bearing liabilities:
NOW accounts	$47,601	600	1.69	$36,438	213	0.78
Savings accounts	357,193	1,861	0.70	408,176	2,138	0.70
Certificates of deposit	489,425	15,719	4.29	467,413	13,308	3.81

Total interest-bearing deposits	894,219	18,180	2.72	912,027	15,659	2.30
Repurchase agreements	110,542	3,293	3.98	165,714	4,364	3.52
Other borrowings	22,581	646	3.82	27,759	754	3.63

Total interest-bearing liabilities	1,027,342	22,119	2.88	1,105,500	20,777	2.51
Non-interest bearing deposit accounts	93,629			89,538
Accrued expenses and other liabilities	13,911			11,030

Total liabilities	1,134,882			1,206,068
Stockholder’s equity	169,358			151,768

Total liabilities and stockholder’s equity	$1,304,240			$1,357,836

Net interest income		$25,664			$27,899

Net interest rate spread (2)			2.25%			2.45%
Net interest-earning assets (3)	$219,159			$205,600

Net interest margin (4)			2.75%			2.85%
Average interest-earning assets to interest-bearing liabilities	121.33%			118.60%

(1)	Average yields and rates for the nine months ended September 30, 2007 and 2006 are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York, which provides an additional source of short-term and long-term funding.  Outstanding borrowings from the Federal Home Loan Bank of New York were $20.0 million at September 30, 2007, at a weighted average interest rate of 3.18%.  A total of $10.0 million of these borrowings will mature in less than one year. Outstanding borrowings were $20.0 million at December 31, 2006.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At September 30, 2007 and December 31, 2006, Northfield Bank exceeded all regulatory capital requirements as follows:

		Minimum	Minimum Required to
		Required for	Be Well Capitalized
		Capital	Under Prompt
		Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions
September 30, 2007
Total capital (to risk- weighted assets)	23.78%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	23.10	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.94	4.00	5.00

December 31, 2006
Total capital (to risk- weighted assets)	25.03%	8.00%	10.00%
Tier 1 (core) capital (to risk-weighted assets)	24.25	4.00	6.00
Tier 1 (core) capital (to adjusted total assets)	12.38	4.00	5.00

Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
     The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2007:

		Less than	One-Three	Three-Five	More than
Contractual Obligation	Total	One Year	Years	Years	Five Years

Debt obligations (excluding capitalized leases)	$109,000	89,000	20,000	—	—
Commitments to originate loans	$18,575	18,575	—	—	—
Commitments to fund unused lines of credit	$16,856	16,856	—	—	—
     Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require a payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
     In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of September 30, 2007 have not changed significantly from December 31, 2006.
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Operating Results in the Registrant’s Registration Statement on Form S-1, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset Liability Committee (“ALCO”) and a Management Asset/Liability Committee (“MALCO”.) The MALCO is comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Lending Officer and our Executive Vice President of Operations. The MALCO committee reports to the ALCO committee which is made up of the MALCO members and one member of the Board of Directors. These committees are responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our board of directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
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
     Net Portfolio Value Analysis. We compute amounts by which the net present value of our interest-earning assets and interest-bearing liabilities (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100 or 200 basis points . A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
     Net Interest Income Analysis. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100 or 200 basis points.

     The table below sets forth, as of September 30, 2007, our calculation of the estimated changes in our NPV and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV			Net Interest Income
Change in		Estimated	Estimated	Estimated Net	Increase (Decrease) in
Interest Rates	Estimated	Increase	NPV Ratio	Interest	Estimated Net Interest
(basis points)	NPV	Amount	Percent	Income	Amount	Percent

200	$201,944	$(36,142)	15.5%	$51,991	$1,079	2.12%
100	219,628	(18,458)	16.7%	51,452	540	1.06%
0	238,086	—	17.9%	50,912	—	—
(100)	255,450	17,364	18.9%	50,039	(873)	(1.71)%
(200)	$265,647	$27,561	19.5%	$47,241	$(3,671)	(7.21)%
The calculations in the above table include the proceeds from the stock subscription offering.
     The table above indicates that at September 30, 2007, in the event of a 200 basis point increase in interest rates, we would experience a 240 basis point decrease in NPV ratio, and a 2.1% increase in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 160 basis point increase in NPV ratio and a 7.2% decrease in net interest income. Our internal policies provide that, in the event of a 200 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 9.5% of total assets. As of September 30, 2007 we were within Board approved policy.
     Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV and net interest income. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES
     Not applicable
ITEM 4T. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. The Registrant completed its initial stock offering on November 7, 2007. Subscriptions received in the offering earned interest at Northfield Bank’s passbook savings rate. There have been no material changes in the Registrant’s projected use of the offering proceeds as from what was disclosed in the section entitled “How We Intend to Use the Proceeds from the Stock Offering” in the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-143643)

(c)	Repurchases of Our Equity Securities. There were no issuer repurchases of securities during the period covered.
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
Date: November 13, 2007

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