Form 10-K
period 2007-12-31
Northfield Bancorp, Inc.
filed 2008-03-31
CIK 1401700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33732
Northfield Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States of America (State or other jurisdiction of incorporation or organization)	26-1384892 (I.R.S. Employer Identification No.)
1410 St. Georges Avenue, Avenel, New Jersey (Address of Principal Executive Offices)	07001 Zip Code

(732) 499-7200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2007 was $0.

As of March 1, 2008, there were outstanding 44,803,061 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).

NORTHFIELD BANCORP, INC.

2007 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements,” which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, and similar expressions. These forward looking statements include:

•	statements of our goals, intentions, and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, or other promulgating authorities;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation, and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Northfield Bancorp, MHC

Northfield Bancorp, MHC is a federally-chartered mutual holding company and currently owns 55.0% of the outstanding shares of common stock of Northfield Bancorp, Inc. Northfield Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of Northfield Bancorp, Inc., and does not intend to expand its business activities. So long as Northfield Bancorp, MHC exists, it is required to own a majority of the voting stock of Northfield Bancorp, Inc. The executive office of Northfield Bancorp, MHC is located at 1731 Victory Boulevard, Staten Island, New York, and its telephone number is (718) 448-1000. Northfield Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Northfield Bancorp, Inc.

Northfield Bancorp, Inc. is a federal corporation that completed its initial public stock offering on November 7, 2007. Northfield Bancorp, Inc.’s significant business activities have been holding the common stock of Northfield Bank (the “Bank”) and investing the proceeds from its initial public offering in short-term investments. Northfield Bancorp, Inc., as the holding company of Northfield Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for subsidiaries of federally-chartered mutual holding companies, which may include the acquisition of banking and financial services companies. We have no plans for any mergers or acquisitions, or other diversification of our business activities at the present time.

Our cash flow depends on the cash proceeds we retained from our initial public stock offering and from dividends received from Northfield Bank. Northfield Bancorp, Inc. neither owns nor leases any property from outside parties, but instead uses the premises, equipment, and furniture of Northfield Bank. At the present time, we employ as officers only certain persons who are also officers of Northfield Bank and we use the support staff of Northfield Bank from time to time. These persons are not separately compensated by Northfield Bancorp, Inc. Northfield Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Northfield Bank

Northfield Bank was organized in 1887 and is currently a federally chartered savings bank. Northfield Bank conducts business from its main office located at 1731 Victory Boulevard, Staten Island, New York and its 17 additional branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond (Staten Island) and Kings (Brooklyn) and the New Jersey counties of Union and Middlesex. The telephone number at Northfield Bank’s main office is (718) 448-1000.

Northfield Bank’s principal business consists of originating commercial real estate loans, purchasing investment securities including mortgage-backed securities and corporate bonds, as well as depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, multifamily residential real estate loans, commercial and industrial loans, one- to four-family residential mortgage loans, and home equity loans and lines of credit. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook and money market savings accounts, transaction deposit accounts (NOW accounts and non-interest bearing demand accounts), and individual retirement accounts. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also uses borrowed funds as a source of funds, principally from the Federal Home Loan Bank of New York. In addition to traditional banking services, Northfield Bank offers insurance products through NSB Insurance Agency, Inc. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds mortgage loans and other investments.

Available Information

Northfield Bancorp, Inc. is a public company, and files interim, quarterly, and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

Our website address is www.eNorthfield.com. Information on our website should not be considered a part of this annual report.

Market Area and Competition

We have been in business for over 120 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, and telephone and internet banking capabilities. We consider our retail banking network, our reputation for superior customer service, and financial strength, as well as our competitive products and pricing, as our major strengths in attracting and retaining customers in our market areas.

We face intense competition in our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks, and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in Richmond County, New York, Union and Middlesex Counties in New Jersey, and our newest office in Kings County, New York. As of June 30, 2007 (the latest date for which information is publicly available), we ranked fifth in deposit market share, with an 8.67% market share, in the Staten Island market area. In Middlesex and Union Counties in New Jersey, as of June 30, 2007, we ranked 30th, on a combined basis, with a 0.43% market share.

Lending Activities

Our principal lending activity is the origination of commercial real estate loans. We also originate one- to four-family residential mortgage loans, construction and land loans, commercial and industrial loans, multifamily loans, and home equity loans and lines of credit.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $270,000, $125,000, $0, $99,000, and $1.5 million at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
Commercial	$243,902	57.50%	$207,680	50.75%	$165,657	42.72%	$125,033	38.98%	$81,497	28.84%
One- to four-family residential mortgage	95,246	22.45	107,572	26.29	127,477	32.87	131,358	40.95	154,702	54.75
Construction and land	44,850	10.57	52,124	12.74	52,890	13.64	27,898	8.70	6,129	2.17
Multifamily	14,164	3.34	13,276	3.24	14,105	3.64	12,506	3.90	17,267	6.11
Home equity and line of credit	12,797	3.02	13,922	3.40	16,105	4.15	17,027	5.31	18,485	6.54
Commercial and industrial loans	11,397	2.69	11,022	2.70	8,068	2.08	2,864	0.89	511	0.18
Other loans	1,842	0.43	3,597	0.88	3,510	0.90	4,058	1.27	3,972	1.41

Total loans	424,198	100.00%	409,193	100.00%	387,812	100.00%	320,744	100.00%	282,563	100.00%

Other items:
Deferred loan costs (fees), net	131		(4)		(345)		(53)		22
Allowance for loan losses	(5,636)		(5,030)		(4,795)		(3,166)		(2,755)

Net loans held-for-investment	$418,693		$404,159		$382,672		$317,525		$279,830

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2008. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial Real		One- to Four-Family		Construction and
	Estate Loans		Residential Mortgage Loans		Land Loans		Multifamily Loans
		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Due during the years ending December 31,
2008	$5,244	7.90%	$702	5.92%	$30,658	8.49%	$518	7.90%
2009	8,962	6.89	1,231	8.28	11,162	8.74	—	6.89
2010	1,810	7.44	372	5.33	—	—	—	7.44
2011 to 2012	8,128	7.04	2,409	5.78	—	—	1,327	7.04
2013 to 2017	10,092	7.06	14,581	5.80	565	6.23	881	7.06
2018 to 2022	21,673	6.75	25,224	5.22	—	—	4,898	6.75
2023 and beyond	187,993	6.75	50,727	5.87	2,465	5.96	6,540	6.75

Total	$243,902	6.81%	$95,246	5.71%	$44,850	8.38%	$14,164	6.81%

	Home Equity Loans		Commercial and
	and Lines of Credit		Industrial Loans		Other Loans		Total
		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Due during the years ending December 31,
2008	$289	7.25%	$3,784	8.50%	$1,719	4.01%	$42,914	8.19%
2009	54	8.42	967	7.32	2	10.25	22,378	7.91
2010	513	7.80	1,175	8.06	35	7.07	3,905	7.48
2011 to 2012	1,691	6.96	2,253	7.19	20	5.89	15,828	6.86
2013 to 2017	2,858	6.65	—	—	66	6.39	29,043	6.37
2018 to 2022	2,969	6.48	3,218	7.28	—	—	57,982	6.13
2023 and beyond	4,423	7.61	—	—	—	—	252,148	6.58

Total	$12,797	7.05%	$11,397	7.79%	$1,842	4.18%	$424,198	6.75%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2007, that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed Rate	Adjustable Rate	Total
		(In thousands)

Real estate loans:
Commercial	$28,863	$209,795	$238,658
One- to four-family residential mortgage	55,517	39,027	94,544
Construction and land	3,325	10,867	14,192
Multifamily	2,259	11,387	13,646
Home equity and line of credit	6,370	6,138	12,508
Commercial and industrial loans	2,448	5,165	7,613
Other loans	111	12	123

Total loans	$98,893	$282,391	$381,284

Commercial Real Estate Loans.  Our principal lending activity is the origination of commercial real estate loans. These loans totaled $243.9 million, or 57.50% of our loan portfolio as of December 31, 2007. The commercial real estate properties include hotels, office buildings, and owner-occupied businesses. We occasionally enter into commercial real estate loan participations. We seek to originate commercial real estate loans with initial principal balances between $2.0 million and $3.0 million. At December 31, 2007, our commercial real estate loan portfolio consisted of 299 loans with an average loan balance of approximately $816,000, although there are a large number of loans with balances substantially greater than this average. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

Our commercial real estate loans typically amortize over 20- to 25-years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans.

In the underwriting of commercial real estate loans, we lend up to the lesser of 75% of the property’s appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor, where applicable, and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans are referred by brokers, we underwrite all commercial real estate loans in accordance with our underwriting guidelines.

Our largest concentration of commercial real estate loans are secured by hotel and motel properties. At December 31, 2007, hotel and motel loans totaled $22.3 million, or 9.13% of our commercial real estate loans.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than for residential properties.

At December 31, 2007, our largest commercial real estate loan had a principal balance of $7.3 million, and was secured by a hotel. At December 31, 2007, this loan was performing in accordance with its original contractual terms.

Construction and Land Loans.  We also originate loans to experienced developers for the purchase of developed lots and raw land and for the development of land and the construction of single-family residences and commercial properties. Construction loans are also made to individuals for the construction of their personal residences. At December 31, 2007, construction loans totaled $44.9 million, or 10.57% of total loans receivable. At December 31, 2007, the additional unadvanced portion of these construction loans totaled $13.6 million.

We grant construction loans to developers, often in conjunction with land and development loans. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 70% loan-to-completed-appraised-value ratio. Repayment of construction loans on residential properties is normally expected from the sale of units to individual purchasers. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We typically offer the permanent mortgage financing on our construction loans on income-producing property.

Construction and land loans help finance the purchase of land intended for further development, including single-family homes, multifamily housing, and commercial property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land as planned. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, and the maximum term of these loans is two years. If the maturity of the loan exceeds two years, the loan must be an amortizing loan.

Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser approved by the board of directors. We review and inspect properties before disbursement of funds during the term of a construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

At December 31, 2007, our largest construction and land loan had a principal balance of $3.4 million. At December 31, 2007, this loan was on non-accrual status.

Commercial and Industrial Loans.  We make various types of secured and unsecured commercial and industrial loans to customers in our market area for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of 15 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index. At December 31, 2007, we had 57 commercial and industrial loans outstanding with an aggregate balance of $11.4 million, or 2.69% of the total loan portfolio. As of December 31, 2007, the average commercial and industrial loan balance was approximately $200,000, although we originate commercial and industrial loans with balances substantially greater and smaller than this average.

Commercial credit decisions are based on our credit assessment of the applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and assess the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the applicant’s personal credit history supplement our analysis of the applicant’s creditworthiness. We also check with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability. Commercial and industrial loans generally have higher interest rates than residential loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.

At December 31, 2007, our largest commercial and industrial loan had a principal balance of $1.1 million and was performing in accordance with its terms.

Multifamily Real Estate Loans.  Real estate loans secured by multifamily and mixed use properties totaled approximately $14.2 million, or 3.34% of our total loan portfolio, at December 31, 2007. At December 31, 2007, we had 38 multifamily real estate mortgage loans with an average loan balance of approximately $373,000. The majority of these loans have adjustable interest rates.

In underwriting multifamily real estate loans, we consider a number of factors, including the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), the age and condition of the collateral, the financial resources and income level of the borrower, and the borrower’s experience in owning or managing similar properties. Multifamily real estate loans are originated in amounts up to 75% of the appraised value of the property securing the loan. Although it is not required by our policy, we seek to obtain personal guarantees from multifamily real estate mortgage borrowers.

Loans secured by multifamily real estate loans generally involve a greater degree of credit risk than one- to four-family residential mortgage real estate loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily real estate mortgages typically depends on the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

At December 31, 2007, our largest multifamily loan had a principal balance of $1.2 million and was performing in accordance with its original contractual terms.

One- to Four-Family Residential Mortgage Real Estate Loans.  At December 31, 2007, $95.2 million, or 22.45% of our total loan portfolio, consisted of one- to four-family residential mortgage real estate loans. We have not aggressively pursued originations of this type of loan in recent years. We offer conforming and non-conforming, fixed-rate and adjustable-rate residential mortgage real estate loans with maturities of up to 40 years and maximum loan amounts generally up to $750,000. Generally, fixed rate loans with maturities greater than 10 years we sell in the secondary market.

One- to four-family residential mortgage real estate loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which was $417,000 as of December 31, 2007 for single-family homes. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We originate fixed-rate jumbo loans with terms up to 15 years and adjustable-rate jumbo loans with an initial fixed-rate period of 10 years. We generally underwrite jumbo loans in a manner similar to conforming loans. These loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans. Jumbo loans are common in our market area.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for all loans with loan-to-value ratios exceeding 80%. Generally, we will retain in our portfolio loans with loan-to-value ratios up to and including 90%, and sell loans with loan-to-value ratios that exceed 90%. As of December 31, 2007, we had $1.8 million of loans in our loan portfolio with current loan-to-value ratios in excess of 80% of the original appraised value. We currently retain the servicing rights on loans sold which generates fee income. For the year ended December 31, 2007, we received servicing fees of $187,000. As of December 31, 2007, the principal balance of loans serviced for others totaled $80.1 million.

We do not offer “interest only” mortgage loans on one- to four-family residential properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential mortgage real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence. Historically, we have not focused on originating these types of loans; we have recently hired an experienced loan officer in an effort to increase our origination of these loans. Home equity lines of credit have a maximum term of 20 years, during which time the borrower is required to make principal payments based on a 20-year amortization, and are variable rate loans. The borrower is permitted to draw against the line during the entire term. Our home equity loans are originated with fixed or adjustable rates of interest. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. At December 31, 2007, the outstanding balances of home equity loans and lines of credits totaled $12.8 million, or 3.02% of our total loan portfolio, including the outstanding balance of home equity lines of credit of $7.9 million, or 1.87% of our total loan portfolio.

Loan Originations, Purchases, Sales, Participations and Servicing.  Lending activities are conducted in our New Jersey, Brooklyn, and Staten Island branch office locations. All loans we originate are underwritten pursuant to our policies and procedures. Freddie Mac underwriting standards are utilized for loans we originate to sell in the secondary market. We may, based on proper approvals, make exceptions to our policy and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. A significant portion of our commercial real estate loans and multifamily real estate loans are generated by referrals from loan brokers, accountants, and other professional contacts. Most of our one- to four-family residential mortgage real estate loans are generated through referrals from branch personnel. We also advertise throughout our market area.

We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate residential loans (terms of 10 years or less). Loans we sell consist primarily of conforming, longer-term, fixed-rate residential loans. We sold $6.2 million of residential mortgage loans (all fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2007, and had $270,000 of loans held-for-sale at December 31, 2007.

We sell our loans without recourse, except for standard representations and warranties provided in secondary market transactions. Currently, we retain the servicing rights on residential mortgage loans we sell, and we intend to continue this practice in the future. At December 31, 2007, we were servicing loans owned by others with a principal balance of $84.4 million, consisting of $80.1 million of one- to four-family residential mortgage loans and $4.3 million of construction and land loans. Historically, the origination of loans held for sale and related servicing activity has not been material to our operations. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. We have entered into a limited number of loan participations in recent years.

Loan Approval Procedures and Authority.  Northfield Bank’s lending activities follow written, non-discriminatory underwriting standards established by Northfield Bank’s board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the property that will secure the loan, if any. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history, and information on the historical and projected income and expenses of the borrower.

Northfield Bank’s lending officers have individual lending authority that is approved by the Board of Directors. First Vice Presidents may approve aggregate lending relationships for loans up to $1.0 million secured by properly margined real estate, which includes loans for construction, land, or multifamily purposes, and $250 thousand for loans that are not secured by properly margined real estate which includes loans that are unsecured. Loans in excess of those thresholds require the concurrence of the Chief Lending Officer when the aggregate relationship is up to $2.5 million or $500 thousand, respectively and the concurrence of the Chief Executive Officer for those instances when the aggregation thresholds exceed those established for the Chief Lending Officer. All loans are reported to the board of directors in the month following the closing.

Northfield Bank also uses automated underwriting systems to assist in the underwriting of one- to four-family residential mortgage real estate loans, home equity loans and home equity lines of credit. Applications for loan amounts in excess of the conforming loan limit may be approved, subject to an appraisal of the property securing the loan. We require appraisals by independent, licensed, third-party appraisers of all real property securing loans greater than $250,000. The board of directors approves all appraisers annually.

Non-Performing and Problem Assets

When a loan is 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and, except for loans secured by one- to four-family residential real estate, we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date. If necessary, additional late charge and delinquency notices are issued and the account will be monitored periodically. By the 90th day of delinquency, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings. Our loan officers can shorten these time frames in consultation with the Chief Lending Officer.

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or greater delinquent unless the loan is considered well-secured and in the process of collection. Loans also are placed on non-accrual status at any time if collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Lending Officer reports monitored loans, including all loans rated special mention, substandard, doubtful or loss, to the board of directors on a monthly basis.

Non-Performing Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2007, 2006, 2005, 2004, and 2003, we had troubled debt restructurings (generally loans for which a portion of interest or principal has been forgiven or loans modified at interest rates less than current market rates for loans with similar terms, conditions, and risk factors) of $1.3 million, $1.7 million, $885,000, $0, and $0, respectively.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Commercial	$4,792	$5,167	$124	$944	$1,699
One- to four-family residential mortgage	231	234	290	545	773
Construction and land	3,436	—	—	—	—
Multifamily	—	—	—	—	—
Home equity and line of credit	104	36	62	352	418
Commercial and industrial loans	43	905	885	—	5
Other loans	—	—	—	60	—

Total non-accrual loans	8,606	6,342	1,361	1,901	2,895

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Commercial	—	—	—	—	148
One- to four-family residential mortgage	—	—	698	—	147
Construction and land	753	275	—	—	—
Multifamily	—	—	—	—	—
Home equity and line of credit	—	—	—	60	174
Commercial and industrial loans	475	498	—	—	—
Other loans	—	—	—	357	600

Total loans delinquent 90 days or greater and still accruing	1,228	773	698	417	1,069

Total non-performing loans	9,834	7,115	2,059	2,318	3,964

Real estate owned	—	—	—	—	—

Total non-performing assets	$9,834	$7,115	$2,059	$2,318	$3,964

Ratios:
Non-performing loans to total loans	2.32%	1.74%	0.53%	0.72%	1.40%
Non-performing assets to total assets	0.71	0.55	0.15	0.15	0.27

For the year ended December 31, 2007, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $890,000. No interest income was recognized on such non-accruing loans on a cash basis. The 2007 increase in non-accrual construction and land loans reflects one loan in the amount of $3.4 million at December 31, 2007, which was placed on non-accrual status during the second quarter of 2007.

Delinquent Loans.  The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent for
	60-89 Days		90 Days and Over(1)		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2007
Real estate loans:
Commercial	—	$—	2	$3,990	2	$3,990
One- to four-family residential mortgage	—	—	2	231	2	231
Construction and land	—	—	2	4,189	2	4,189
Multifamily	—	—	—	—	—	—
Home equity and line of credit	2	121	2	104	4	225
Commercial and industrial loans	—	—	1	475	1	475
Other loans	1	12	—	—	1	12

Total	3	$133	9	$8,989	12	$9,122

At December 31, 2006
Real estate loans:
Commercial	3	$2,873	2	$2,294	5	$5,167
One- to four-family residential mortgage	—	—	2	234	2	234
Construction and land	2	562	2	275	4	837
Multifamily	—	—	—	—	—	—
Home equity and line of credit	—	—	1	36	1	36
Commercial and industrial loans	—	—	1	498	1	498
Other loans	1	3	—	—	1	3

Total	6	$3,438	8	$3,337	14	$6,775

At December 31, 2005
Real estate loans:
Commercial	—	$—	1	$124	1	$124
One- to four-family residential mortgage	2	71	3	988	5	1,059
Construction and land	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Home equity and line of credit	1	6	2	56	3	62
Commercial and industrial loans	—	—	—	—	—	—
Other loans	4	63	—	—	4	63

Total	7	$140	6	$1,168	13	$1,308

At December 31, 2004
Real estate loans:
Commercial	3	$1,347	—	$—	3	$1,347
One- to four-family residential mortgage	3	228	5	545	8	773
Construction and land	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Home equity and line of credit	1	225	6	187	7	412
Commercial and industrial loans	—	—	—	—	—	—
Other loans	3	9	50	417	53	426

Total	10	$1,809	61	$1,149	71	$2,958

At December 31, 2003
Real estate loans:
Commercial	5	$1,349	7	$1,847	12	$3,196
One- to four-family residential mortgage	4	728	8	920	12	1,648
Home equity and line of credit	1	5	9	592	10	597
Construction and land	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Commercial and industrial loans	—	—	1	5	1	5
Other loans	18	517	60	600	78	1,117

Total	28	$2,599	85	$3,964	113	$6,563

(1)	Amounts included in nonperforming loans may not equal total loans delinquent 90 days or more as loans that are less than 90 days delinquent may be on a non-accrual status.

Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. At the date property is acquired it is recorded at the lower of cost or estimated fair market value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2007, 2006, 2005, 2004, and 2003, we had no real estate owned.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. As of December 31, 2007, we had $3.5 million of assets designated as special mention.

The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances will be subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we adjust loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2007, classified assets consisted of substandard assets of $8.1 million and no doubtful or loss assets.

Allowance for Loan Losses

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of two components:

(1) allowances are established for impaired loans (generally defined as non-accrual loans with an outstanding balance of $500,000 or greater). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the estimated fair value of the loan, or the underlying collateral less estimated costs to sell, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and delinquency status. We apply an estimated loss rate to each loan group. The loss rates applied are based on our loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•	changes in local, regional, national, and international economic and business conditions and developments that affect the collectibility of our portfolio, including the condition of various market segments;

•	changes in the nature and volume of our portfolio and in the terms of our loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

We evaluate the allowance for loan losses based on the combined total of the impaired and general components. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Commercial real estate loans generally have greater credit risks than one- to four-family residential mortgage real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject, to a greater extent, to adverse conditions in the real estate market and in the general economy.

Construction and land loans generally have greater credit risk than one- to four-family residential mortgage real estate loans. The repayment of these loans depends on the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. In the event we make a loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. These events may adversely affect the borrower and the collateral value of the property. Construction and land loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Commercial loans involve a higher risk of default than one- to four-family residential mortgage real estate loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any.

Loans secured by multifamily real estate loans generally involve a greater degree of credit risk than one- to four-family residential mortgage real estate loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty in evaluating and monitoring these loans. Furthermore, the repayment of loans secured by multifamily mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

On a quarterly basis we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review the allowance for loan losses. The Office of Thrift Supervision may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$5,030	$4,795	$3,166	$2,755	$2,758

Charge-offs:
Commercial and industrial loans	(814)	—	—	—	—
Other loans	(22)	—	—	—	(8)

Total charge-offs	(836)	—	—	—	(8)
Recoveries:
Other loans	—	—	—	1	5

Total recoveries	—	—	—	1	5
Net (charge-offs) recoveries	(836)	—	—	1	(3)
Provision for loan losses	1,442	235	1,629	410	—

Balance at end of year	$5,636	$5,030	$4,795	$3,166	$2,755

Ratios:
Net charge-offs to average loans outstanding	0.20%	—%	—%	—%	—%
Allowance for loan losses to non-performing loans at end of year	57.31	70.70	232.88	136.58	69.50
Allowance for loan losses to total loans at end of year	1.33	1.23	1.24	0.99	0.98

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2007		2006		2005
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Real estate loans:
Commercial	$3,456	57.50%	$2,421	50.75%	$1,624	42.72%
One- to four-family residential mortgage	60	22.45	189	26.29	319	32.87
Construction and land	1,461	10.57	1,303	12.74	1,848	13.64
Multifamily	99	3.34	113	3.24	71	3.64
Home equity and line of credit	38	3.02	46	3.40	81	4.15
Commercial and industrial loans	484	2.69	891	2.70	849	2.08
Other loans	38	0.43	25	0.88	3	0.90

Total allocated allowance	5,636	100.00%	4,988	100.00%	4,795	100.00%

Unallocated	—		42		—

Total	$5,636		$5,030		$4,795

	At December 31,
	2004		2003
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Real estate loans:
Commercial	$1,681	38.98%	$976	28.84%
One- to four-family residential mortgage	326	40.95	425	54.75
Construction and land	494	8.70	63	2.17
Multifamily	143	3.90	159	6.11
Home equity and line of credit	428	5.31	536	6.54
Commercial and industrial loans	65	0.89	38	0.18
Other loans	4	1.27	21	1.41

Total allocated allowance	3,141	100.00%	2,218	100.00%

Unallocated	25		537

Total	$3,166		$2,755

Investments

Our board of director’s asset liability management committee, consisting of four non-employee board members, has primary responsibility, among other things, for establishing and overseeing our investment policy, subject to oversight by our entire board of directors. The investment policy is reviewed at least annually by the board of director’s asset liability management committee, and any changes to the policy are subject to ratification by the full board of directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Senior Vice President and Treasurer executes Northfield Bank’s securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the Chief Financial Officer. NSB Services Corp.’s and NSB Realty Trust’s Investment Officers execute securities portfolio transactions in accordance with investment policies that substantially mirror Northfield Bank’s investment policy. All purchase and sale transactions are formally reviewed by the board of directors at least quarterly.

Our current investment policy permits investments in mortgage-backed securities, including pass-through securities and real estate mortgage investment conduits (“REMICs”). The investment policy also permits, with certain limitations, investments in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises, asset-backed securities, money market funds, federal funds, investment grade corporate bonds, reverse repurchase agreements and certificates of deposit.

Our current investment policy does not permit investment in municipal bonds, preferred and common stock of U.S. Government sponsored enterprises or equity securities other than our required investment in the common stock of the Federal Home Loan Bank of New York, short-term money market mutual funds, or as permitted for community reinvestment purposes. As of December 31, 2007, we held no asset-backed securities other than mortgage-backed securities. As a federal savings bank, Northfield Bank is not permitted to invest in equity securities. This restriction does not apply to Northfield Bancorp, Inc. Our board of directors may make changes to these limitations in the future.

Our current investment policy does not permit hedging through the use of such instruments as financial futures, interest rate options, and swaps.

Statements of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies” for further discussion). At December 31, 2007 our investment portfolio primarily consisted of mortgage-backed securities guaranteed by U.S. Government sponsored enterprises and to a lesser extent mutual funds, corporate securities and private label mortgaged-backed securities. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

Our available-for-sale securities portfolio at December 31, 2007, consisted of securities with the following amortized cost: $521.0 million of pass-through mortgage-backed securities, of which $491.8 million were issued by U.S. Government sponsored enterprises (GSE) and $29.2 million were issued by non-GSEs; $207.9 million of REMICs, of which $171.7 million were issued by GSEs and $36.1 million were issued by non-GSEs; and $79.6 million of other securities, consisting of corporate obligations and equity securities which primarily consisted of a money market fund. At December 31, 2007, approximately $87,000 of the underlying collateral of our non-GSE pass-through and REMIC securities were secured by sub-prime loans, the securities were rated triple A at December 31, 2007.

We purchase mortgage-backed securities insured or guaranteed primarily by Fannie Mae, Freddie Mac or Ginnie Mae and to a lesser extent securities issued by private companies (private label). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, or Ginnie Mae.

Mortgage-backed securities are securities sold in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro rata to investors, net of certain costs, including servicing and guarantee fees, in proportion to an investor’s ownership in the entire pool. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as us. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, may guarantee the payments or guarantee the timely payment of principal and interest to investors.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of servicing fees, payment guarantees, and credit enhancements. However, mortgage-backed securities are generally more liquid than individual mortgage loans. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause adjustment of amortization or accretion.

REMICs are a type of mortgage-backed security issued by special-purpose entities that aggregate pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.

The timely payment of principal and interest on these REMICs are generally supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit, over collateralization, or subordination techniques. Substantially all of these securities are triple “A” rated by Standard & Poors or Moodys. Privately issued REMICs can be subject to certain credit-related risks normally not associated with United States Government agency and United States Government-sponsored enterprise REMICs. The loss protection generally provided by the various forms of credit enhancements is limited, and losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself may be subject to the creditworthiness of the credit enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the REMIC holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect us from material losses on our privately issued REMICs.

At December 31, 2007, our corporate bond portfolio consisted of $65.1 million of investment grade securities. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poors or Moodys. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least monthly to determine whether we should continue to hold the bond. At December 31, 2007, we had no corporate bonds below investment grade.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of New York common stock) at the dates indicated. As of December 31, 2007, 2006, and 2005, we had a trading portfolio with a market value of $3.6 million, $2.7 million and $2.4 million, respectively, consisting of mutual funds.

	At December 31,
	2007		2006		2005
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Securities available-for-sale:
Mortgage-backed securities:
Pass-through
Government sponsored enterprise (GSE)	$491,758	$486,562	$552,683	$533,051	$678,085	$657,345
Non-GSE	29,200	28,867	33,853	33,215	41,092	40,291
Real estate mortgage investment conduits
GSE	171,709	171,207	98,601	95,439	328	325
Non-GSE	36,141	36,522	—	—	132,959	129,161
Corporate bonds	65,146	65,247	44,390	44,345	34,393	33,696
Equity investments(1)	14,427	14,412	7,491	7,448	2,673	2,646

Total securities available-for-sale	$808,381	$802,817	$737,018	$713,498	$889,530	$863,464

(1)	Consists of mutual funds.

	At December 31,
	2007		2006		2005
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In thousands)

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through
GSE	$9,202	$9,315	$12,734	$12,688	$16,683	$16,753
Ginnie Mae	4	5	5	6	11	12
Real estate mortgage investment conduits
GSE	10,480	10,120	13,430	12,825	18,147	17,320

Total securities held-to-maturity	$19,686	$19,440	$26,169	$25,519	$34,841	$34,085

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2007, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2007, were taxable securities.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)

Securities available-for-sale:
Mortgage-backed securities:
Pass-through
GSE	$—	—%	$15,762	4.94%	$317,737	4.36%	$158,259	4.31%	$491,758	$486,562	4.36%
Non-GSE	—	—%	—	—%	—	—%	29,200	4.72%	29,200	28,867	4.72%
Real estate mortgage investment conduits
GSE	—	—%	10,090	4.62%	54,186	4.71%	107,433	4.35%	171,709	171,207	4.48%
Non-GSE	—	—%	—	—%	—	—%	36,141	5.65%	36,141	36,522	5.65%
Equity investments	14,427	4.35%	—	—%	—	—%	—	—%	14,427	14,412	4.35%
Corporate bonds	56,727	5.49%	—	—%	8,419	3.60%	—	—%	65,146	65,247	5.25%

Total securities available-for-sale	$71,154	5.26%	$25,852	4.81%	$380,342	4.39%	$331,033	4.51%	$808,381	$802,817	4.53%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through
GSE	$—	—%	$7,634	5.45%	$—	—%	$1,568	5.69%	$9,202	$9,315	5.49%
Ginnie Mae	—	—%	4	6.75%	—	—%	—	—%	4	5	6.75%
Real estate mortgage investment conduits	—	—%	—	—%	—	—%	—	—%	—	—	—%
GSE	—	—%	—	—%	—	—%	10,480	3.82%	10,480	10,120	3.82%

Total securities held-to-maturity	$—	—%	$7,638	5.45%	$—	—%	$12,048	4.06%	$19,686	$19,440	4.60%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow, primarily from the Federal Home Loan Bank of New York, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, and retained income on other earning assets.

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, NOW accounts, non-interest bearing checking accounts, and individual retirement accounts. We accept brokered deposits on a limited basis. At December 31, 2007, we had an immaterial amount of brokered deposits.

Interest rates offered are generally established weekly, maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, and our deposit growth goals.

At December 31, 2007, we had a total of $402.6 million in certificates of deposit, of which $378.1 million had remaining maturities of one year or less. Based on our experience and current pricing strategy, we believe we will retain a significant portion of these accounts at maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended December 31,
	2007			2006
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Non-interest bearing demand	$96,796	9.57%	—%	$89,989	8.99%	—%
NOW	49,209	4.87	1.93	37,454	3.74	0.93
Savings	401,003	39.64	0.65	398,852	39.86	0.70
Certificates of deposit	464,552	45.92	4.35	474,313	47.41	3.96

Total deposits	$1,011,560	100.00%	2.35%	$1,000,608	100.00%	2.19%

	For the Year Ended December 31, 2005
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)

Non-interest bearing demand	$91,956	8.94%	—%
NOW	38,782	3.77	0.53
Savings accounts	488,109	47.44	0.67
Certificates of deposit	409,932	39.85	2.65

Total deposits	$1,028,779	100.00%	1.39%

As of December 31, 2007, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $147.6 million. The following table sets forth the maturity of these certificates at December 31, 2007.

At
December 31,
2007
(In thousands)

Three months or less	$85,057
Over three months through six months	37,820
Over six months through one year	20,797
Over one year to three years	2,900
Over three years	1,049

Total	$147,623

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements), as well as advances, from the Federal Home Loan Bank of New York, and borrowings from other correspondent banking relationships. As of December 31, 2007, our repurchase agreements totaled $102.0 million, or 10.0% of total liabilities, and our Federal Home Loan Bank advances totaled $20.0 million, or 2.0% of total liabilities. At December 31, 2007, we had the ability to borrow an additional $200.0 million under our existing credit facilities with the Federal Home Loan Bank of New York. Repurchase agreements are secured by mortgage-backed securities and other mortgage-related securities. Advances from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or for the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at end of year	$124,420	$128,534	$233,629
Average balance during year	$127,926	$181,296	$301,649
Maximum outstanding at any month end	$156,459	$220,222	$341,190
Weighted average interest rate at end of year	4.12%	3.74%	3.46%
Average interest rate during year	3.97%	3.57%	3.28%

Employees

As of December 31, 2007, we had 176 full-time employees and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield Bank owns 100% of the common stock of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable Northfield Bank to segregate certain assets for management purposes, and promote Northfield Bank’s ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2007, Northfield Bank’s investment in NSB Services Corp. was $572.9 million, and NSB Services Corp. had assets of $573.8 million at that date. At December 31, 2007, NSB Services Corp.’s investment in NSB Realty Trust was $572.2 million, and NSB Realty Trust had $575.0 million in assets at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank. At December 31, 2007, Northfield Bank’s investment in NSB Insurance Agency was $1,000. Northfield Bank also owns all or a portion of three additional, inactive corporations.

SUPERVISION AND REGULATION

General

Northfield Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and the institution’s depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market risks. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Northfield Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Northfield Bank and prepares reports of its findings for the consideration of its board of directors. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or Congress, could have a material adverse effect on Northfield Bancorp, Inc., and Northfield Bank and their operations.

Northfield Bancorp, Inc. and Northfield Bancorp, MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. Northfield Bancorp, Inc. also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are or will be applicable to Northfield Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their influence on Northfield Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Northfield Bank may invest in mortgage loans secured by one- to four-residential real estate without limitation as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. Northfield Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Northfield Bank, including real estate investment, and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio, and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet obligations, are multiplied by a risk-weight factor assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses (limited to a maximum of 1.25% of risk-weighted assets) and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the possible recourse to the savings bank.

At December 31, 2007, Northfield Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, Northfield Bank’s largest lending relationship with a single or related group of borrowers totaled $12.3 million, which represented 4.80% of unimpaired capital and surplus; therefore, Northfield Bank was in compliance with the loans-to-one borrower limitations at December 31, 2007.

Qualified Thrift Lender Test.  As a federal savings bank, Northfield Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Northfield Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2007, Northfield Bank maintained approximately 80.2% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions.  Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, including cash dividends, stock repurchases, and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement, or Office of Thrift Supervision-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its application or notice filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquidity to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not pledged as a percentage of deposits and borrowings of 35% or greater. At December 31, 2007, this ratio was 80.33%.

Assessments.  The Office of Thrift Supervision charges assessments to recover the costs of examining savings banks and their affiliates. These assessments are based on three components: the size of the savings bank on which the basic assessment is based; the savings bank’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings bank with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the bank’s operations. Due to Northfield Bank’s conversion to a federally chartered savings bank during the fourth quarter of 2007 we were not charged assessments by the Office of Thrift Supervision during 2007.

Community Reinvestment Act and Fair Lending Laws.  All Federal Deposit Insurance Corporation insured institutions have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income areas. Further, in connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies including the Department of Justice. Northfield Bank received a satisfactory Community Reinvestment Act rating in its most recent examination conducted by the FDIC.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Northfield Bank. Northfield Bancorp, Inc. is an affiliate of Northfield Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies, and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets, and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Northfield Bank’s authority to extend credit to its directors, executive officers, and principal stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act (FRA) and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons, and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Northfield Bank’s capital.

In addition, extensions of credit in excess of certain limits to any director, executive officer, or principal stockholder must be approved by Northfield Bank’s board of directors.

Section 402 of the Sarbanes–Oxley Act of 2002, prohibits the extension of personal loans to directors and executive officers of issuers (as defined by in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Northfield Bank, that is subject to the insider lending restrictions of Section 22(h) of the FRA.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take actions under specified circumstances.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized”, or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2007, Northfield Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  Deposit accounts in Northfield Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Northfield Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained at an institution.

In 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation enables the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the banking industry vary between five and seven cents for every $100 of domestic deposits. The assessment owed during the year ended December 31, 2007, was offset by a credit from the Federal Deposit Insurance Corporation to Northfield Bank of $794,000. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Federal legislation to reform federal deposit insurance was enacted in 2006 that, among other things, increased the amount of federal deposit insurance coverage for self-directed individual retirement accounts, and, beginning in 2010, gives the Federal Deposit Insurance Corporation discretion to increase insurance to reflect inflation. The legislation also requires the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits.

Federal Home Loan Bank System

Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Northfield Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount determined by a “membership” investment component and an “activity-based” investment component. The membership investment component is the greater of 0.20% of an institution’s “Mortgage-related Assets,” as defined by the Federal Home Loan Bank, or $1,000. The activity-based investment component is equal to 4.5% of the institution’s outstanding advances with the Federal Home Loan Bank. The activity-based investment component also considers other transactions, including assets originated for or sold to the Federal Home Loan Bank and delivery commitments issued by the Federal Home Loan Bank. Northfield Bank currently does not enter into these other types of transactions with the Federal Home Loan Bank. As of December 31, 2007, Northfield Bank was in compliance with its ownership requirement.

Other Regulations

Some interest and other charges collected or contracted for by Northfield Bank are subject to state usury laws and federal laws concerning interest rates and charges. Northfield Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings banks operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•	The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties, if the financial institution customarily shares such information.

Regulatory Agreement

On June 18, 2007, the Federal Deposit Insurance Corporation and the New York State Department of Banking removed an informal agreement with Northfield Bank relating to supervisory issues in connection with the Bank Secrecy Act, the USA PATRIOT Act and related anti-money laundering laws. We had entered into the agreement effective June 27, 2005. The agreement required, among other things, that we take actions to correct violations of rules and regulations related to the Bank Secrecy Act, establish a comprehensive Bank Secrecy Act program and amend our Bank Secrecy Act policies, analyze and implement plans to ensure adequate Bank Secrecy Act staff and training, implement new policies, procedures and systems with respect to wire transfers and suspicious activities, improve filing procedures for currency transaction reports, and, on a quarterly basis, furnish written reports to the Federal Deposit Insurance Corporation and the New York State Department of Banking detailing actions taken in connection and compliance with the informal agreement.

Holding Company Regulation

General.  Northfield Bancorp, MHC, and Northfield Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Northfield Bancorp, MHC, and Northfield Bancorp, Inc. are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision, and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Northfield Bancorp, MHC and Northfield Bancorp, Inc. and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Northfield Bancorp, MHC and Northfield Bancorp, Inc. are generally not subject to state business organization laws.

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company, such as Northfield Bancorp, Inc., may engage in the following activities:

(i) investing in the stock of a savings bank;

(ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank;

(iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or association share their home offices;

(v) furnishing or performing management services for a savings bank subsidiary of such company;

(vi) holding, managing, or liquidating assets owned or acquired from a savings bank subsidiary of such company;

(vii) holding or managing properties used or occupied by a savings bank subsidiary of such company;

(viii) acting as trustee under deeds of trust;

(ix) any other activity:

(a) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or

(b) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.

If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

Effective April 1, 2008, these regulations will authorize a more expansive list of permissible activities to include those permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Northfield Bancorp, Inc. and Northfield Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Northfield Bancorp, MHC.  Office of Thrift Supervision regulations require Northfield Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Northfield Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings           bank; and

(ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

Conversion of Northfield Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit Northfield Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new stock holding company would be formed as the successor to Northfield Bancorp, Inc., Northfield Bancorp, MHC’s corporate existence would end, and certain depositors of Northfield Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Northfield Bancorp, MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant an exchange ratio that ensures that stockholders other than Northfield Bancorp, MHC own the same percentage of common stock in the new holding company as they owned in Northfield Bancorp, Inc. immediately prior to the conversion transaction, subject to adjustment for any assets held by Northfield Bancorp, MHC. Any such transaction would require the approval of our stockholders, including, under current Office of Thrift Supervision regulations, stockholders other than Northfield Bancorp, Inc., as well as depositors of Northfield Bank.

Liquidation Rights.  Each depositor of Northfield Bank has both a deposit account in Northfield Bank and a pro rata ownership interest in the net worth of Northfield Bancorp, MHC based on the deposit balance in his or her account. This ownership interest is tied to the depositor’s account and has no tangible market value separate from the deposit account. This interest may only be realized in the unlikely event of a complete liquidation of Northfield Bank. Any depositor who opens a deposit account obtains a pro rata ownership interest in Northfield Bancorp, MHC without any additional payment beyond the amount of the deposit. A depositor who reduces or closes his or her account receives a portion or all, respectively, of the balance in the deposit account but nothing for his or her ownership interest in the net worth of Northfield Bancorp, MHC, which is lost to the extent that the balance in the account is reduced or closed.

In the unlikely event of a complete liquidation of Northfield Bank, all claims of creditors of Northfield Bank, including those of depositors of Northfield Bank (to the extent of their deposit balances), would be paid first. Thereafter, if there were any assets of Northfield Bank remaining, these assets would be distributed to Northfield Bancorp, Inc. as Northfield Bank’s sole stockholder. Then, if there were any assets of Northfield Bancorp, Inc. remaining, depositors of Northfield Bank would receive those remaining assets, pro rata, based upon the deposit balances in their deposit account in Northfield Bank immediately prior to liquidation.

Federal Securities Laws

Northfield Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Northfield Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act contain several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the year ending December 31, 2008, under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures, and systems designed to ensure compliance with these regulations.

TAXATION

Federal Taxation

General.  Northfield Bancorp, Inc. and Northfield Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Prior to the completion of the stock offering, Northfield Bancorp, Inc. and Northfield Bank were included as part of the consolidated tax group of NSB Holding Corp., the predecessor to Northfield Bancorp, MHC. However, as a result of the stock offering, Northfield Bancorp, Inc. and Northfield Bank are no longer part of Northfield Bancorp, MHC’s consolidated tax group since Northfield Bancorp, MHC does not own at least 80% of the common stock of Northfield Bancorp, Inc. Northfield Bancorp, Inc. intends to file consolidated tax returns with Northfield Bank, its wholly-owned subsidiary.

NSB Holding Corp.’s consolidated federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Northfield Bancorp, MHC, NSB Holding Corp., Northfield Bancorp, Inc., or Northfield Bank.

Method of Accounting.  For federal income tax purposes, Northfield Bancorp, MHC reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, Northfield Bank was subject to special provisions in the tax law applicable to qualifying savings banks regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996 that eliminated the ability of savings banks to use the percentage of taxable income method for computing tax bad debt reserves for tax years after 1995, and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after a savings bank’s last tax year beginning before January 1, 1988. Northfield Bank recaptured its post December 31, 1987 bad-debt reserve balance over the six-year period ended December 31, 2004.

Northfield Bancorp, Inc. is required to use the specific charge off method to account for tax bad debt deductions in the future.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Northfield Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift-related recapture rules. However, under current law, pre-1988 tax bad debt reserves remain subject to recapture if Northfield Bank makes certain non-dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes.

At December 31, 2007, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. NSB Holding Corp.’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, Northfield Bancorp’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Northfield Bancorp, Inc. may exclude from its federal taxable income 100% of dividends received from Northfield Bank as a wholly-owned subsidiary by filing consolidated tax returns. The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation. The dividends-received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State/City Taxation

Northfield Bancorp, Inc. and Northfield Bancorp, MHC report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% (for 2007 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

Northfield Bancorp, Inc. and Northfield Bancorp, MHC report income on a calendar year basis to New York City. New York City franchise tax on corporations is imposed in an amount equal to the greater of (a) 9.0% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York City, or (c) 0.01% of the average value of assets allocable to New York City plus nominal minimum tax of $250 per company. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

At December 31, 2005, Northfield Bank did not meet the definition of a domestic building and loan association for New York State and City tax purposes. As a result, we were required to recognize a $2.2 million deferred tax liability for state and city thrift-related base-year bad debt reserves accumulated after December 31, 1987.

Our New York state tax returns for the years ended December 31, 2000, through December 31, 2006, were subject to an audit by the State of New York with respect to our operation of NSB Services Corp. as a Delaware corporation not subject to New York State taxation. Northfield Bancorp, Inc. concluded the audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006, which resulted in the Company reversing approximately $4.5 million in state and local tax liabilities. Otherwise, our state tax returns are not currently under audit, and have not been audited during the past five years.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors disclosed in our Prospectus filed with the Securities and Exchange Commission on August 23, 2007 (File No. 333-143643) pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

No unresolved staff comments.

ITEM 2.	PROPERTIES

We operate from our main office in Staten Island, New York and our additional 17 branch offices located in New York and New Jersey. Our branch offices are located in the New York Counties of Richmond, and Kings and the New Jersey Counties of Middlesex and Union. The net book value of our premises, land, and equipment was $7.7 million at December 31, 2007.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, we did not submit any matters to the vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “NFBK.” The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of December 31, 2007 was 6,600. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Northfield Bancorp, Inc.’s common stock for the period ended December 31, 2007. Northfield Bancorp, Inc. began trading on the Nasdaq Global Select Market on November 8, 2007. Accordingly, no information prior to this date is available. The following information was provided by the NASDAQ Global Stock Market.

Fiscal 2007	High	Low	Dividends

Quarter ended December 31, 2007	$12.00	$9.45	$—

The sources of funds for the payment of a cash dividend are the retained proceeds from the initial sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to Northfield Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from Northfield Bank.

For a discussion of Northfield Bank’s ability to pay dividends, see “Supervision and Regulation — Federal Banking Regulation.”

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period beginning November 8, 2007, the date that Northfield Bancorp, Inc. began trading as a public company as reported by the Nasdaq Global Select Market (at a closing price of $10.82 per share on such date), through December 31, 2007, (b) the cumulative total return of the stocks included in the Nasdaq Composite Index over such period, and, (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. The initial offering price of Northfield Bancorp, Inc. common stock was $10.00 per share and the first trading day increase in the value of the stock is not reflected in the graph. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	11/8/2007	11/30/2007	12/31/2007
NASDAQ Bank Index	$100.00	102.50	96.93

NASDAQ Composite Index	100.00	98.70	98.38

Northfield Bancorp, Inc.	100.00	102.20	103.54

At December 31, 2007, there were no compensation plans under which equity securities of Northfield Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan.

(b) On April 4, 2007, the Board of Directors of Northfield Bancorp, Inc. adopted a Stock Issuance Plan whereby Northfield Bancorp, Inc. would sell 43% of its to-be outstanding shares of common stock to the public in a stock offering and issue 2% of its to-be outstanding shares to the Northfield Bank Foundation. The remaining 55% of the to-be outstanding shares would be held by Northfield Bancorp, MHC, Northfield Bancorp, Inc.’s mutual holding company.

Northfield Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the stock offering (File No. 333-143643). The Registration Statement was declared effective by the Securities and Exchange Commission on August 13, 2007. Northfield Bancorp, Inc. registered 20,161,377 shares on the Registration Statement, including up to 19,265,316 shares for sale to the public. The stock offering commenced on August 23, 2007, and closed on November 7, 2007.

Sandler, O’Neill and Partners, L.P. was engaged to assist in the marketing of the shares of common stock. For their services, Sandler, O’Neill and Partners, L.P. received a fee of 0.80% of the aggregate dollar amount of the shares of common stock sold in the stock offerings excluding shares contributed to the Northfield Bank Foundation, Northfield Bank’s employee stock ownership plan, and 401(k) plan, and to Northfield Bancorp,

Inc’s officers, employees and directors, members of their immediate families, their personal trusts, and business entities controlled by them.

The stock offering resulted in gross proceeds of $192.7 million, through the sale of 19,265,316 shares at a price of $10.00 per share. Expenses related to the offering were approximately $3.1 million, including $1.4 million paid to Sandler, O’Neill and Partners, L.P. No underwriting discounts, commissions, or finders fees were paid in connection with the stock offering. Net proceeds of the offering were approximately $189.6 million. $94.8 million of the net proceeds of the offering was retained by Northfield Bancorp, Inc. and $94.8 million was contributed to Northfield Bank. The proceeds from the offering were initially invested in short-term corporate securities and certificate of deposits, generally with maturities of less than a year. Northfield Bancorp, Inc. may use the proceeds from the stock offering as described in the section entitled “How We Intend to Use the Proceeds from the Stock Offering” in the Prospectus.

(c) There were no issuer repurchases of equity securities during the quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected Financial Condition Data:
Total assets	$1,386,918	$1,294,747	$1,408,562	$1,566,564	$1,466,755
Cash and cash equivalents	25,088	60,624	38,368	94,297	65,855
Certificates of deposit	24,500	5,200	210	210	—
Securities available-for-sale, at estimated fair value	802,817	713,498	863,464	1,012,767	939,649
Securities held-to-maturity	19,686	26,169	34,841	56,148	88,365
Trading securities	3,605	2,667	2,360	2,087	1,208
Loans held for sale	270	125	—	99	1,539
Net loans held-for-investment	418,693	404,159	382,672	317,525	279,830
Bank owned life insurance	41,560	32,866	31,635	30,425	29,227
Federal Home Loan Bank of New York stock, at cost	6,702	7,186	11,529	15,675	13,930
Total liabilities	1,019,578	1,130,753	1,256,803	1,414,580	1,328,868
Securities sold under agreements to repurchase	102,000	106,000	206,000	310,500	261,379
Other borrowings	22,420	22,534	27,629	51,208	22,500
Deposits	877,225	989,789	1,010,146	1,041,533	1,021,689
Total stockholders’ equity	367,340	163,994	151,759	151,984	137,887

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected Operating Data:
Interest income	$65,702	$64,867	$66,302	$58,851	$59,345
Interest expense	28,836	28,406	24,234	18,272	21,949

Net interest income before provision for loan losses	36,866	36,461	42,068	40,579	37,396
Provision for loan losses	1,442	235	1,629	410	—

Net interest income after provision for loan losses	35,424	36,226	40,439	40,169	37,396
Non-interest income	9,478	4,600	4,354	5,401	5,316
Non-interest expense	35,950	23,818	21,258	19,536	18,869

Income before income tax expense	8,952	17,008	23,535	26,034	23,843
Income tax (benefit) expense	(1,555)	6,166	10,376	9,668	8,830

Net income	$10,507	$10,842	$13,159	$16,366	$15,013

Net loss per common share(1)	$(0.03)	NA	NA	NA	NA

(1)	Net loss per share is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007 through December 31, 2007). The net loss for this period was $1,501,000 and the weighted average common shares outstanding were 43,076,586.

	At or For the Years Ended December 31,
	2007	2006	2005	2004	2003

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1)	0.78%	0.80%	0.88%	1.13%	1.05%
Return on equity (ratio of net income to average equity)(1)	5.27%	7.01%	8.63%	11.34%	11.27%
Interest rate spread(1)(3)	2.34%	2.40%	2.67%	2.71%	2.57%
Net interest margin(1)(2)	2.87%	2.81%	2.94%	2.91%	2.76%
Efficiency ratio(1)(4)	77.57%	58.01%	45.79%	42.49%	44.18%
Non-interest expense to average total assets(1)	2.66%	1.77%	1.42%	1.35%	1.32%
Average interest-earning assets to average interest-bearing liabilities	123.33%	118.89%	115.69%	115.25%	111.90%
Average equity to average total assets	14.73%	11.47%	10.21%	9.97%	9.30%
Asset Quality Ratios:
Non-performing assets to total assets	0.71%	0.55%	0.15%	0.15%	0.27%
Non-performing loans to total loans	2.32%	1.74%	0.53%	0.72%	1.40%
Allowance for loan losses to non-performing loans	57.31%	70.70%	232.88%	136.58%	69.50%
Allowance for loan losses to total loans	1.33%	1.23%	1.24%	0.99%	0.98%
Capital Ratios:
Total capital (to risk-weighted assets)(5)	38.07%	25.03%	23.72%	23.81%	22.69%
Tier I capital (to risk-weighted assets)(5)	37.23%	24.25%	22.97%	23.27%	22.18%
Tier I capital (to average assets)(5)	18.84%	12.38%	10.62%	9.15%	8.34%
Other Data:
Number of full service offices	18	19	19	19	19
Full time equivalent employees	192	208	201	199	196

(1)	2007 performance ratios include the after-tax effect of: a charge of $7.8 million due to the Company’s contribution to the Northfield Bank Foundation; a gain of $2.4 million as a result of the sale of two branch locations, and associated deposit relationships; net interest income of approximately $0.8 million, for the year ended December 31, 2007, as it relates to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering); and the reversal of state and local tax liabilities of approximately $4.5 million, net of federal taxes. 2006 performance ratios include the after tax effect of a $0.9 million charge related to a supplemental retirement agreement entered into by the Company with its former president.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Ratios for 2003 through 2006 were determined pursuant to Federal Deposit Insurance Corporation regulations. Beginning November 6, 2007, Northfield Bank became subject to the capital requirements under Office of Thrift Supervision regulations, While the capital regulations of these two agencies are substantially similar, they are not identical.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

On November 7, 2007, Northfield Bancorp, Inc. completed its initial stock offering whereby the Company sold 19,265,316 shares of common stock, for a price of $10.00 per share. The shares sold represented 43.0% of the shares of the Company’s common stock outstanding following the stock offering. The Company also contributed 2.0% of the shares of our outstanding common stock, or 896,061 shares, and $3.0 million in cash, to a charitable foundation established by Northfield Bank. Northfield Bancorp, MHC, the Company’s federally chartered mutual holding company parent, owns 55.0% of the Company’s outstanding common stock. The stock offering closed on November 7, 2007.

Our goals as a new public company are to enhance shareholder value by building a strong banking franchise and continuing to focus on growing our core business of originating commercial real estate loans and establishing deposit relationships in the markets we serve while maintaining strong asset quality and controlling operating expenses.

Total assets increased to $1.4 billion at December 31, 2007, from $1.3 billion at December 31, 2006. The increase was primarily attributable to an increase in securities available-for-sale of $89.3 million funded, in part, by proceeds received in the Company’s initial public offering completed on November 7, 2007. The Company raised $192.7 million and utilized proceeds of approximately $3.0 million for direct offering expenses, $17.6 million for a loan to the employee stock ownership plan, and $3.0 million in cash for a contribution to the Northfield Bank Foundation. Of the $192.7 million raised in the stock offering, $82.4 million was funded with customer deposits held at Northfield Bank. The increase in total assets was also attributable to an increase in bank owned life insurance of $8.7 million, and an increase in loans held for investment, net of $15.1 million. These increases were partially offset by decreases cash and cash equivalents and certificates of deposit of $16.2 million, and a decrease of securities held -to- maturity of $6.5 million.

Net income decreased to $10.5 million for the year ended December 31, 2007, compared to $10.8 million for the year ended December 31, 2006. Operating results for the year ended December 31, 2007, included a charge of $12.0 million ($7.8 million, net of tax) due to the Company’s contribution to the Northfield Bank Foundation, partially offset by pre-tax gain of $4.3 million ($2.4 million, net of tax) as a result of the sale of two branch locations, and associated deposit relationships, net interest income of approximately $1.4 million ($795,000, net of tax), related to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering), and the reversal of state and local tax liabilities of approximately $4.5 million, net of federal taxes, as a result of the Company concluding an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006. Net income for the year ended December 31, 2006, reflects a pre-tax charge of $1.6 million ($860,000, net of tax) related to a supplemental retirement agreement entered into by the Company with its former president.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are the following:

Allowance for Loan Losses.  The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimatable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and judgments and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has a component for impaired loan losses and a component for general loan losses. Management has defined an impaired loan to be a loan for which it is probable, based on current information, that the company will not collect all amounts due in accordance with the contractual terms of the loan agreement. We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and adjusts estimated fair values to appropriately consider existing market conditions and costs to dispose of any supporting collateral.

The second component of the allowance for loan losses is the general loss allocation. This assessment is performed on a portfolio basis, excluding impaired loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and delinquency status. We apply an estimated loss rate to each loan group. The loss rates applied are based on our loss experience as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions. Actual loan losses may be significantly different than the allowance for loan losses we have established, and could have a material effect on our financial results.

Quarterly, management reviews the status of our loans in order to evaluate the adequacy of the allowance for loan losses. As part of this evaluation process, impaired loans are analyzed to determine their potential risk of loss. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value and adjusted to reflect current market- and property-specific conditions, net of estimated liquidation expenses. Any shortfall results in a recommendation of a charge to the allowance if the likelihood of loss is evaluated as probable.

This quarterly process is performed by credit administration and approved by the Chief Lending Officer. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by credit administration. Each quarter a summary of the allowance for loan losses is presented by the Chief Lending Officer to the Audit Committee of the Board of Directors.

We have a concentration of loans secured by real property located in New York and New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the collateral. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in New York or New Jersey. Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased loan losses, and future loan loss provisions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, changes may be necessary if future economic or other conditions differ substantially from our estimation of the current operating environment. Although management uses the information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Office of Thrift Supervision, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

We also maintain an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss methodology to estimate losses on these items. The allowance for estimated credit losses on these items is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

Intangible Assets.  Acquisitions accounted for under purchase accounting must follow SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires us to record as assets on our financial statements goodwill, an unidentifiable intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired. Net assets acquired include identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we evaluate goodwill for impairment annually on December 31 and more often if circumstances warrant, and we will reduce its carrying value through a charge to earnings if impairment exists. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we used to determine the carrying value of our goodwill and identifiable intangible assets or which otherwise adversely affect their value or estimated lives could have a material adverse impact on our results of operations. As of December 31, 2007, our intangible assets consisted of goodwill and core deposit intangibles of $16.2 million and $917,000, respectively.

Securities Valuation and Impairment.  Our securities portfolio is comprised of mortgage-backed securities and to a lesser extent corporate securities and mutual funds. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our trading securities portfolio is reported at estimated fair value. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the securities portfolio to determine if the estimated fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair value through a charge to current period operations. The fair values of our securities are primarily affected by changes in interest rates, credit quality, and market liquidity.

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller. This definition is codified in SFAS No, 157, “Fair Value Measurements.” SFAS 157 also categorizes fair value measurements into three levels based on the extent to which the measurement relies on observable market prices. In determining the fair value of securities, we utilize the services of an independent third party recognized as an expert in pricing securities. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available. Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment. We review all prices provided by the independent third party pricing service and compare such information to a second independent pricing service that is utilized as part of our asset liability risk management process. We did not adopt SFAS 157 until January 1, 2008; the adoption did not have a material impact on our financial condition or results of operations.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is determined that it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed quarterly as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. Such a valuation allowance would be established and any subsequent changes to such allowance would require an adjustment to income tax expense that could adversely affect our operating results.

Comparison of Financial Condition at December 31, 2007 and 2006

Total assets increased $92.2 million, or 7.1%, to $1.387 billion at December 31, 2007, from $1.295 billion at December 31, 2006. The increase was primarily due to an increase in securities available-for-sale of $89.3 million, an increase in loans held-for-investment, net of $15.1 million, an increase in bank owned life insurance of $8.7 million, and an increase in certificates of deposit of $19.3 million, partially offset by a decrease of $35.5 million in total cash and cash equivalents.

Cash and cash equivalents (cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold) decreased $35.5 million, or 58.6%, to $25.1 million at December 31, 2007, from $60.6 million at December 31, 2006. This decrease was primarily attributable to our selling two branch offices (including related deposit relationships) in March 2007, and the use of cash and cash equivalents to fund loan originations, security purchases, and the purchase of bank owned life insurance.

Bank owned life insurance increased $8.7 million, or 26.5%, to $41.6 million at December 31, 2007, from $32.9 million at December 31, 2006. The increase in bank owned life insurance was attributable to the purchase of $7.0 million of new policies during the year ended December 31, 2007, and increases of $1.7 million in the cash surrender value of new and existing policies.

Securities available-for-sale increased $89.3 million, or 12.5%, to $802.8 million at December 31, 2007, from $713.5 million at December 31, 2006. The increase was primarily due to the purchase of approximately $309.4 million of securities partially offset by $238.2 million in pay-downs, maturities, and sales. The purchases were funded by pay-downs, maturities, sales of securities and the proceeds of our initial public stock offering.

Loans held-for-investment, net of deferred loan fees, increased $15.1 million, or 3.7%, to $424.3 million at December 31, 2007, from $409.2 million at December 31, 2006. Commercial real estate loans increased $36.2 million, or 17.4%, to $243.9 million at December 31, 2007, from $207.7 million at December 31, 2006. We continue to focus on originating commercial real estate loans to the extent such loan demand exists while meeting our underwriting standards. One- to four-family residential mortgage loans decreased $12.3 million, or 11.5%, to $95.2 million at December 31, 2007, from $107.6 million at December 31, 2006. Construction and land loans decreased $7.3 million, or 14.0%, to $44.9 million at December 31, 2007, from $52.1 million at December 31, 2006. Home equity loans and lines of credit decreased $1.1 million, or 8.1%, to $12.8 million at December 31, 2007, from $13.9 million at December 31, 2006.

Deposits decreased $112.6 million, or 11.4%, to $877.2 million at December 31, 2007, from $989.8 million at December 31, 2006. Savings accounts decreased $45.3 million, or 12.7%, to $311.8 million at December 31, 2007, from $357.2 million at December 31, 2006. Certificates of deposit decreased $93.8 million, or 18.9%, to $402.6 million at December 31, 2007, from $496.4 million at December 31, 2006. The decrease in deposits was attributable primarily to the transfer of $82.4 million in deposits to stockholders’ equity as part of the stock offering closing on November 7, 2007 and the sale of two branch locations and related deposit relationships of $26.6 million during the first quarter of 2007. These decreases were partially offset by an increase in total transaction accounts of $26.6 million, or 19.5%, to $162.8 million at December 31, 2007, from $136.2 million at December 31, 2007. This increase in total transaction accounts was primarily due to our continued focus on growing business deposit accounts.

Total borrowings decreased $4.1 million, or 3.2%, to $124.4 million at December 31, 2007, from $128.5 million at December 31, 2006.

Total stockholders’ equity increased $203.3 million, or 124.0% to $367.3 million at December 31, 2007, from $164.0 million at December 31, 2006. The increase was primarily attributable to stock offering proceeds of $192.7 million, net income of $10.5 million for the year ended December 31, 2007, a $500,000 capital contribution from Northfield Bancorp, MHC, $8.9 million of our stock issued to the Northfield Bank Foundation, and a decrease of $10.7 million in accumulated other comprehensive loss, primarily due to a decrease in unrealized losses on securities available-for-sale. These increases were partially offset by $3.1 million in direct stock offering expenses and $17.6 million for a loan to the employee stock ownership plan.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General.  Net income decreased $335,000 or 3.1%, to $10.5 million for the year ended December 31, 2007, from $10.8 million for the year ended December 31, 2006. The decrease reflected an increase in non-interest expense and an increase in the provision for loan losses, partially offset by increases in net interest income, total non-interest income, and a decrease in income tax expense. For the year ended December 31, 2007: non-interest expense included a charge due to our contribution to the Northfield Bank Foundation; net interest income included net interest income earned on subscription proceeds; non interest income included a gain as a result of the sale of two branch locations and associated deposit relationships, and income tax benefit included the reversal of state and local tax liabilities, net of federal taxes. The Company concluded an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006. Net income for the year ended December 31, 2006, reflects a charge related to a supplemental retirement agreement entered into by the Company with its former president.

Interest Income.  Interest income increased $835,000, or 1.3%, to $65.7 million for the year ended December 31, 2007, from $64.9 million for the year ended December 31, 2006. The increase resulted from an increase in the average yield earned on interest-earning assets of 11 basis points to 5.11% for the year ended December 31, 2007, from 5.00% for the year ended December 31, 2006. The yield on interest-earning assets increased primarily due to the change in the mix of average earning assets. Average balances of loans as a percentage of average interest-earning assets increased to 33.0% for the year ended December 31, 2007, from 31.4% for the prior year. The increase in average yield earned on interest-earning assets was partially offset by a decrease of $12.2 million in the average balances of interest-earning assets to $1.286 billion for the year ended December 31, 2007, from $1.298 billion of the year ended December 31, 2006. The decrease in average interest-earning assets was due primarily to a decrease in the average balance of mortgage-backed securities of $81.0 million, partially offset by an increase in average loans of $16.9 million and interest earning deposits of $61.8 million in 2007 as compared to 2006.

Interest income on mortgage-backed securities decreased $2.2 million, or 6.7%, to $30.6 million for the year ended December 31, 2007, from $32.8 million for the year ended December 31, 2006. The decrease resulted from a decrease in the average balance of mortgage-backed securities of $81.0 million, or 10.1%, to $718.3 million for the year ended December 31, 2007, from $799.2 million for the year ended December 31, 2006. We used the proceeds from principal repayments and maturities of securities available-for-sale to fund loan originations and deposit withdrawals and to repay borrowings. The yield we earned on mortgage-backed securities increased 16 basis points to 4.26% for the year ended December 31, 2007, from 4.10% for the year ended December 31, 2006.

Interest income on loans increased $876,000, or 3.2%, to $28.4 million for the year ended December 31, 2007, from $27.5 million for the year ended December 31, 2006. The average balance of loans increased $16.9 million, or 4.1%, to $423.9 million for the year ended December 31, 2007, from $407.1 million for the year ended December 31, 2006, reflecting our continued efforts to grow our loan portfolio. The yield on our loan portfolio decreased six basis points, to 6.70% for the year ended December 31, 2007, from 6.76% for the year ended December 31, 2006, primarily as a result of decreases in interest rates on our adjustable-rate loans. The Federal Reserve decreased short-term rates 100 basis points during the second half of 2007.

Interest income on deposits in other financial institutions increased $2.5 million, or 158.1%, to $4.1 million for the year ended December 31, 2007, from $1.6 million for the year ended December 31, 2006. The average balance of deposits in other financial institutions increased $61.8 million, or 202.9%, to $92.2 million for the year ended December 31, 2007, from $30.4 million for the year ended December 31, 2006, primarily as a result of our holding liquid assets, representing proceeds from our initial public stock offering. The yield on deposits in other financial institutions decreased 77 basis points, to 4.46% for the year ended December 31, 2007, from 5.23% for the year ended December 31, 2006, primarily due to Federal Reserve cuts on short-term rates of 100 basis points during the second half of 2007.

Interest Expense.  Interest expense increased $430,000, or 1.5%, to $28.8 million for the year ended December 31, 2007, from $28.4 million for the year ended December 31, 2006. The increase resulted from an increase in interest expense on certificates of deposit and NOW accounts partially offset by a decrease in interest expense on savings accounts and borrowings. Although the average balance of total interest bearing deposits decreased in 2007 as compared to 2006, the composition of those deposits shifted to higher cost deposits.

Interest expense on certificates of deposit increased $1.4 million, or 7.5%, to $20.2 million for the year ended December 31, 2007, from $18.8 million for the year ended December 31, 2006. The increase was caused by an increase in the average rate we paid on certificates of deposit. The average rate we paid on certificates of deposit increased 39 basis points to 4.35% for the year ended December 31, 2007, from 3.96% for the year ended December 31, 2006. We increased rates on certificates of deposits in response to higher rates offered by our competitors. The average balance of certificates of deposit decreased $9.8 million, or 2.1%, to $464.6 million for the year ended December 31, 2007, from $474.3 million for the year ended December 31, 2006.

Interest expense on NOW accounts increased $602,000, or 172.5%, to $951,000 for the year ended December 31, 2007, from $349,000 for the year ended December 31, 2006. The increase was caused by an increase in the average rate we paid on NOW accounts and an increase in the average balances. The average rate we paid on NOW accounts increased 100 basis points to 1.93% for the year ended December 31, 2007, from 0.93% for the year ended December 31, 2006. The average balance of NOW accounts increased

$11.8 million, or 31.4%, to $49.2 million for the year ended December 31, 2007, from $37.5 million for the year ended December 31, 2006.

Interest expense on savings accounts decreased $188,000, or 6.7%, to $2.6 million for the year ended December 31, 2007, from $2.8 million for the year ended December 31, 2006. The decrease was caused by a decrease in the average rate we paid on savings accounts partially offset by an increase in the average balances. The average rate we paid on savings accounts decreased five basis points to 0.65% for the year ended December 31, 2007, from 0.70% for the year ended December 31, 2006. The average balance of savings accounts increased $2.2 million, or .5%, to $401.0 million for the year ended December 31, 2007, from $398.9 million for the year ended December 31, 2006.

Interest expense on borrowings (repurchase agreements and other borrowings) decreased $1.4 million, or 21.6%, to $5.1 million for the year ended December 31, 2007, from $6.5 million for the year ended December 31, 2006. The average balance of borrowings decreased $53.4 million, or 29.4%, to $127.9 million for the year ended December 31, 2007, from $181.3 million for the year ended December 31, 2006, as we used the proceeds from principal repayments and maturities of securities available-for-sale to fund our operations and to repay borrowings. The average rate paid on borrowings increased 40 basis points to 3.97% for the year ended December 31, 2007, from 3.57% for the year ended December 31, 2006.

Net Interest Income.  Net interest income increased $405,000, or 1.1%, to $36.9 million for the year ended December 31, 2007, from $36.5 million for the year ended December 31, 2006. Our net interest margin increased six basis points to 2.87% for the year ended December 31, 2007, from 2.81% for the year ended December 31, 2006. The margin for the year ended December 31, 2007, included net interest income earned on stock subscription proceeds held in escrow at Northfield Bank until the stock offering was completed. Average interest-earning assets decreased by $12.2 million for the year ended December 31, 2007, as compared to the prior year due primarily to the sale of two branch locations and related deposit liabilities in the first quarter of 2007, and pay-downs of mortgage-backed securities, partially offset by subscription proceeds received.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.4 million for the year ended December 31, 2007, and $235,000 for the year ended December 31, 2006. We had charge-offs of $836,000 and $0 for the years ended December 31, 2007 and 2006, respectively. The allowance for loans losses was $5.6 million, or 1.33% of total loans receivable at December 31, 2007, compared to $5.0 million, or 1.23% of total loans receivable at December 31, 2006. The increase in the provision for loan losses was primarily attributable to increases in loss reserves on impaired loans related to declines in estimated fair values of real estate securing these loans, as well as an increase in loan loss factors utilized in the calculation of loan loss reserves for commercial real estate, land, and construction loans to reflect general deterioration in economic conditions and real estate values in our market place. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2007 and 2006.

Non-interest Income.  Non-interest income increased $4.9 million or 106.0%, to $9.5 million for the year ended December 31, 2007, from $4.6 million for the year ended December 31, 2006. The increase was primarily attributable to the gain on sale of two branch offices and associated deposit relationships in March 2007, which resulted in our recognizing a gain of approximately $4.3 million. Non-interest income was also positively impacted by an increase in income on bank owned life insurance of $463,000. Income on bank owned life insurance increased due to the purchase of $7.0 million of new policies during the first quarter of 2007.

Non-interest Expense.  Non-interest expense increased $12.1 million, or 50.9%, to $36.0 million for the year ended December 31, 2007, from $23.8 million for the year ended December 31, 2006. This increase was primarily attributable to the contribution of shares of our common stock and cash with a value of $12.0 million to the Northfield Bank Foundation during the fourth quarter of 2007. Compensation and employee benefits decreased by $766,000 to $12.7 million for the year ended December 31, 2007, from $13.5 million for the year ended December 31, 2006. The decrease was primarily related to a $1.6 million charge related to a supplemental retirement agreement entered into by the Company with its former president during the third quarter of 2006, partially offset by annual merit and cost of living increases as well as increased staff in the lending and compliance departments. Other expenses increased $728,000 to $3.8 million for the year ended December 31, 2007, from $3.0 million for the year ended December 31, 2006. This increase was attributable to increases in advertising and employee training.

Income Tax Expense.  The Company recorded a benefit for income taxes of $1.6 million for the year ended December 31, 2007, compared to a provision of $6.2 million for the year ended December 31, 2006. The decline in income tax expense related to a decrease in pre-tax income, as well as our reversal of $4.5 million in state and local income tax liabilities, net of federal taxes. The Company concluded an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General.  Net income decreased $2.3 million, or 17.6%, to $10.8 million for the year ended December 31, 2006, from $13.2 million for the year ended December 31, 2005. The decrease was caused by a decrease in our net interest income, due primarily to higher interest expense and the flattening of the yield curve, and increased non-interest expense, primarily compensation and employee benefits. The decrease in net interest income and increase in non-interest expense were partially offset by higher non-interest income related primarily to increases in fees and services charges for customer services, a decrease in the provision for loan losses due primarily to reduced growth in the loan portfolio for 2006 compared to 2005, and a reduction in income tax expense related to reduced levels of taxable income offset by the recognition of a deferred tax liability in 2005 pertaining to New York state and city tax bad debt reserves.

Interest Income.  Interest income decreased $1.4 million, or 2.2%, to $64.9 million for the year ended December 31, 2006, from $66.3 million for the year ended December 31, 2005. The decrease resulted from a decrease in the average balance of interest-earning assets, which decreased $134.6 million, or 9.4%, to $1.30 billion for the year ended December 31, 2006, from $1.43 billion for the year ended December 31, 2005, which was partially offset by an increase of 37 basis points in the average yield on interest-earning assets to 5.00% for the year ended December 31, 2006, from 4.63% for the year ended December 31, 2005. The average rate earned on interest-earning assets increased as we continued to reinvest our interest-earning assets into higher yielding loans and shorter-term investment securities and cash equivalents, including federal funds sold and interest-bearing deposits in other financial institutions.

Interest income on mortgage-backed securities decreased $8.0 million, or 19.6%, to $32.8 million for the year ended December 31, 2006, from $40.7 million for the year ended December 31, 2005. The decrease resulted from a decrease in the average balance of mortgage-backed securities of $194.0 million, or 19.5%, to $799.2 million for the year ended December 31, 2006, from $993.3 million for the year ended December 31, 2005. We used the proceeds from principal repayments and maturities of securities available-for-sale to fund loan originations and deposit withdrawals and to repay borrowings. The yield we earned on mortgage-backed securities was 4.10% during each of the years.

Interest income on loans increased $4.6 million, or 20.0%, to $27.5 million for the year ended December 31, 2006, from $22.9 million for the year ended December 31, 2005. The average balance of loans increased $40.4 million, or 11.0%, to $407.1 million for the year ended December 31, 2006, from $366.7 million for the year ended December 31, 2005, reflecting our continued efforts to grow our loan portfolio. The average yield on our loan portfolio increased 51 basis points, to 6.76% for the year ended December 31, 2006, from 6.25% for the year ended December 31, 2005, primarily as a result of increases in interest rates on our adjustable-rate loans and the higher rates we earned on our newly-originated loans. We raised our rates on loan products concurrently with similar increases by our competitors during a period of increases in market interest rates.

Interest Expense.  Interest expense increased $4.2 million, or 17.2%, to $28.4 million for the year ended December 31, 2006, from $24.2 million for the year ended December 31, 2005. The increase resulted from an increase in interest expense on certificates of deposit. Although the average balance of total interest bearing deposits decreased in 2006 as compared to 2005, the composition of those deposits shifted to higher cost certificates of deposit.

Interest expense on certificates of deposit increased $7.9 million, or 73.1%, to $18.8 million for the year ended December 31, 2006, from $10.9 million for the year ended December 31, 2005. The increase was caused by both an increase in the average rate we paid on certificates of deposit and the average balance of certificates of deposit. The average rate we paid on certificates of deposit increased 131 basis points to 3.96% for the year ended December 31, 2006, from 2.65% for the year ended December 31, 2005. We increased rates on certificates of deposits in response to higher rates offered by our competitors. In addition, the average balance of certificates of deposit increased $64.4 million, or 15.7%, to $474.3 million for the year ended December 31, 2006, from $409.9 million for the year ended December 31, 2005. Our customers transferred funds from savings accounts (a decrease in average balance of $89.3 million, or 18.3%, between the years) to higher interest-paying certificates of deposit.

Interest expense on borrowings (repurchase agreements and other borrowings) decreased $3.4 million, or 34.5%, to $6.5 million for the year ended December 31, 2006, from $9.9 million for the year ended December 31, 2005. The average balance of borrowings decreased $120.4 million, or 39.9%, to $181.3 million for the year ended December 31, 2006, from $301.6 million for the year ended December 31, 2005, as we used the proceeds from principal repayments and maturities of securities available-for-sale to fund our operations and to repay borrowings.

Net Interest Income.  Net interest income decreased $5.6 million, or 13.3%, to $36.5 million for the year ended December 31, 2006, from $42.1 million for the year ended December 31, 2005. Decreases in our net interest rate spread and net interest margin offset an increase in net interest-earning assets. Our net interest rate spread decreased 27 basis points to 2.40% for the year ended December 31, 2006, from 2.67% for the year ended December 31, 2005, and our net interest margin decreased 13 basis points to 2.81% for the year ended December 31, 2006, from 2.94% for the year ended December 31, 2005. The decrease in our net interest rate spread and net interest margin are consistent with the continued flattening and eventual inversion of the yield curve. From June 30, 2004, to September 30, 2006, the Federal Reserve Board increased its target for the federal funds rate from 1.0% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not increased to the same degree. If rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Net interest-earning assets increased $12.0 million to $206.3 million for the year ended December 31, 2006, from $194.3 million for the year ended December 31, 2005.

Provision for Loan Losses.  We recorded a provision for loan losses of $235,000 for the year ended December 31, 2006, and a provision for loan losses of $1.6 million for the year ended December 31, 2005. We had no charge-offs or recoveries during either of the two years. The allowance for loans losses was $5.0 million, or 1.23% of total loans receivable at December 31, 2006, compared to $4.8 million, or 1.24% of total loans receivable at December 31, 2005.

The decrease in provision for loan losses in 2006 as compared to 2005 was based, in part, on a reduced level of loan growth. Total loans increased $21.4 million, or 5.5% during the year ended December 31, 2006, as compared to $67.1 million, or 20.9%, during the year ended December 31, 2005. The effect of the decrease in loan growth was partially offset by higher levels of non-accrual loans in 2006 as compared to 2005. Total non-accrual loans increased to $6.3 million at December 31, 2006, as compared to $1.4 million at December 31, 2005. The effect on the provision for loan losses was substantially mitigated by the majority of the increase in non-accrual loans being related, in management’s assessment, to adequately secure commercial real estate loans. Approximately $6.2 million, or 87.3% of nonperforming loans at December 31, 2006, were secured by real property. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2006 and 2005.

Non-interest Income.  Non-interest income increased $246,000 or 5.6%, to $4.6 million for the year ended December 31, 2006, from $4.4 million for the year ended December 31, 2005. The increase was primarily attributable to an increase of $150,000, or 5.1%, in service charges for customer services as a result of an increase in the rates charged on overdraft fees, and an increase in gain on securities transactions, net of $72,000 or 60.5% as a result of increased market value in our trading securities.

Non-interest Expense.  Non-interest expense increased $2.6 million, or 12.0%, to $23.8 million for the year ended December 31, 2006, from $21.3 million for the year ended December 31, 2005. The increase is primarily attributable to an increase of $2.4 million, or 21.7%, in compensation and employee benefits expense to $13.5 million for the year ended December 31, 2006, from $11.1 million for the year ended December 31, 2005. This increase is primarily attributable to our entering into a supplemental retirement agreement with our former President, who is a current director. We recorded the present value of the future obligation, resulting in a charge of approximately $1.6 million. The remaining increase is primarily attributable to annual merit and cost of living increases as well as increased staff in the Bank Secrecy Act and Internal Audit Departments. Professional fees decreased $116,000, or 9.8%, to $1.1 million for the year ended December 31, 2006, compared to $1.2 million for the year ended December 31, 2005. We incurred approximately $598,000 in professional fees during 2005 related to the investigation of a consumer complaint that resulted in no further actions required to be taken on our part. However, we incurred significant professional fees in 2006 related to outsourcing costs for assistance pertaining to our Bank Secrecy Act and anti-money laundering programs, internal audit outsourcing, and assistance in enhancing our internal control documentation for the documentation and testing concepts of the Public Company Accounting Oversight Board’s Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.”

Income Tax Expense.  The provision for income taxes was $6.2 million for the year ended December 31, 2006, compared to $10.4 million for the year ended December 31, 2005, reflecting a decrease in pre-tax income between the years. Our effective tax rate was 36.3% for the year ended December 31, 2006, compared to 44.1% for the year ended December 31, 2005. At December 31, 2005, Northfield Bank did not meet the definition of a domestic building and loan association for New York State and City tax purposes because of the increased amount of our investment in our real estate investment trust subsidiary as a percentage of total assets. As a result, we were required to recognize a $2.2 million deferred tax liability for state and city thrift-related base-year bad debt reserves accumulated after December 31, 1987. Additionally, tax-exempt income (specifically from bank owned life insurance) increased, as a percentage of total income during the year ended December 31, 2006, resulting in a lower effective tax rate.

Average Balances and Yields.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the years. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$423,947	$28,398	6.70%	$407,068	$27,522	6.76%	$366,677	$22,926	6.25%
Mortgage-backed securities	718,279	30,576	4.26	799,244	32,764	4.10	993,266	40,733	4.10
Other securities	45,077	2,100	4.66	51,883	2,397	4.62	44,510	1,727	3.88
Federal Home Loan Bank of New York stock	6,486	519	8.00	9,582	592	6.18	14,091	648	4.60
Interest-earning deposits	92,202	4,109	4.46	30,435	1,592	5.23	14,230	268	1.88

Total interest-earning assets	1,285,991	65,702	5.11	1,298,212	64,867	5.00	1,432,774	66,302	4.63
Non-interest-earning assets	66,614			49,564			61,021

Total assets	$1,352,605			$1,347,776			$1,493,795

Interest-bearing liabilities:
NOW accounts	$49,209	951	1.93	$37,454	349	0.93	$38,782	205	0.53
Savings accounts	401,003	2,600	0.65	398,852	2,788	0.70	488,109	3,289	0.67
Certificates of deposit	464,552	20,212	4.35	474,313	18,797	3.96	409,932	10,857	2.65

Total interest-bearing deposits	914,764	23,763	2.60	910,619	21,934	2.41	936,823	14,351	1.53
Repurchase agreements	104,927	4,202	4.00	154,855	5,501	3.55	241,563	8,311	3.44
Other borrowings	22,999	871	3.79	26,441	971	3.67	60,086	1,572	2.62

Total interest-bearing liabilities	1,042,690	28,836	2.77	1,091,915	28,406	2.60	1,238,472	24,234	1.96
Non-interest-bearing deposits	96,796			89,989			91,956
Accrued expenses and other liabilities	13,905			11,261			10,904

Total liabilities	1,153,391			1,193,165			1,341,332
Stockholders’ equity	199,214			154,611			152,463

Total liabilities and stockholders’ equity	$1,352,605			$1,347,776			$1,493,795

Net interest income		$36,866			$36,461			$42,068

Net interest rate spread(1)			2.34%			2.40%			2.67%
Net interest-earning assets(2)	$243,301			$206,297			$194,302

Net interest margin(3)			2.87%			2.81%			2.94%
Average interest-earning assets to interest-bearing liabilities	123.33%			118.89%			115.69%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Year Ended December 31,			Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$1,128	$(252)	$876	$2,644	$1,952	$4,596
Mortgage-backed securities	(3,524)	1,336	(2,188)	(7,954)	(15)	(7,969)
Other securities	(317)	20	(297)	311	359	670
Federal Home Loan Bank of New York stock	(844)	771	(73)	763	(819)	(56)
Interest-earning deposits	2,715	(198)	2,517	517	807	1,324

Total interest-earning assets	(842)	1,677	835	(3,719)	2,284	(1,435)

Interest-bearing liabilities:
NOW accounts	136	466	602	(7)	151	144
Savings accounts	15	(203)	(188)	(630)	129	(501)
Certificates of deposit	(377)	1,792	1,415	1,909	6,031	7,940

Total deposits	(226)	2,055	1,829	1,272	6,311	7,583
Repurchase agreements	(2,147)	848	(1,299)	(3,090)	280	(2,810)
Other borrowings	(132)	32	(100)	(2,153)	1,552	(601)

Total interest-bearing liabilities	(2,505)	2,935	430	(3,971)	8,143	4,172

Change in net interest income	$1,663	$(1,258)	$405	$252	$(5,859)	$(5,607)

Management of Market Risk

General.  Since a majority of our assets and liabilities are monetary in nature. A significant form of our market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management asset liability committee, comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Lending Officer and our Executive Vice President of Operations. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the asset liability management committee of our board of directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originate commercial real estate loans and multifamily loans that generally tend to have interest rates that reset at five years;

•	invest in shorter maturity investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower cost deposits and Federal Home Loan Bank advances and repurchase agreements.

Net Portfolio Value Analysis.  We compute the net present value of our interest-earning assets and interest-bearing liabilities (net portfolio value or “NPV”) over a range of assumed market interest rates. Our simulation model uses a discounted cash flow analysis to measure the net portfolio value. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous, parallel, and sustained increase or decrease of 100 and 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income Analysis.  We also analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100 or 200 basis points.

The table below sets forth, as of December 31, 2007, our calculation of the estimated changes in our net portfolio value and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV			Net Interest Income
Change in		Increase (Decrease) in			Increase (Decrease) in
Interest Rates		Estimated NPV		Estimated Net	Estimated Net Interest Income
(Basis Points)(1)	Estimated NPV(2)	Amount	Percent	Interest Income	Amount	Percent
(Dollars in thousands)

+200	$382,916	$(39,622)	(9.38)%	$40,530	$(2,333)	(5.44)%
+100	402,308	(20,230)	(4.79)	41,769	(1,094)	(2.55)
0	422,538	—	—	42,863	—	—
−100	439,886	17,348	4.11	42,897	34	0.08
−200	445,792	23,254	5.50	41,202	(1,661)	(3.88)

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from interest-earning assets and interest-bearing liabilities.

The table above indicates that at December 31, 2007, in the event of a 200 basis point decrease in interest rates, we would experience a 5.50% increase in net portfolio value and a 3.88% decrease in net interest income. In the event of a 200 basis point increase in interest rates, we would experience a 9.38% decrease in net portfolio value and a 5.44% decrease in net interest income. Our policies provide that in the event of a 200 basis point increase/decrease or less in interest rates, our net portfolio value as a percentage of total assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 9.5% of total assets before such shock at December 31, 2007. At December 31, 2007 we were in compliance with all board approved policies with respect to interest rate risk management.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value and net interest income. Our model requires us to make certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, securities sold under agreements to repurchase, borrowings through repurchase agreements and advances from the Federal Home Loan Bank of New York, and maturities and sales of securities. In addition, we have the ability to borrow through repurchase agreements in wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Board Asset and Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 35% or greater. At December 31, 2007, this ratio was 80.33%. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2007.

We regularly adjust our investments in liquid assets based upon our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $25.1 million. At December 31, 2007, we had $270,000 of loans classified as held for sale. During the year ended December 31, 2007, we sold $6.2 million of long-term, fixed-rate loans. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $802.8 million at December 31, 2007, and we had $124.4 million in outstanding borrowings at December 31, 2007.

At December 31, 2007, we had $39.0 million in outstanding loan commitments. In addition, we had $13.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2007 totaled $378.1 million, or 43.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2008. We believe, based on past experience, that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities, and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are purchasing mortgage-backed securities and originating loans. During the years ended December 31, 2007, and 2006, we purchased securities classified as available-for-sale totaling $309.5 million and $40.5 million, respectively. During the years ended December 31, 2007, and 2006, we originated $126.6 million and $129.0 million of loans, respectively.

Financing activities consist primarily of changes in deposit accounts and borrowings (repurchase agreements and Federal Home Loan Bank of New York advances). We experienced a net decrease in total deposits of $112.6 million for the year ended December 31, 2007, and a net decrease of $20.4 million for the year ended December 31, 2006. The decrease for the year ended December 31, 2007 resulted primarily from the transfer of $82.4 million in deposits to stockholders’ equity as part of the stock offering closing on November 7, 2007 and the sale of two branch locations and related deposit relationships of $26.6 million during the first quarter of 2007. Deposit flows are affected by the overall level of interest rates, specific rates, and products offered by us compared to our competitors, and by other factors.

We experienced a net decrease in borrowings of $4.1 million for the year ended December 31, 2007 and a net decrease of $100.1 million for the year ended December 31, 2006. At December 31, 2007, we had the ability to borrow an additional $200.0 million from the Federal Home Loan Bank of New York.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2007, Northfield Bank exceeded all regulatory capital requirements. Northfield Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 11 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering have significantly increased our liquidity and capital. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected in the future.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process applicable to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 10 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations we enter into certain contractual obligations. Such obligations include leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2007. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More Than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(In thousands)

Long-term debt(1)	$82,574	$40,000	$—	$—	$122,574
Operating leases	1,247	2,330	1,892	6,225	11,694
Capitalized leases	344	719	763	1,886	3,712
Certificates of deposit	378,125	19,469	4,990	3	402,587
FIN 48 liabilities	2,700	—	—	—	2,700

Total	$464,990	$62,518	$7,645	$8,114	$543,267

Commitments to extend credit	$52,478	$—	$—	$—	$52,478

(1)	Includes Federal Home Loan Bank of New York advances, repurchase agreements and accrued interest payable at December 31, 2007.

Impact of Recent Accounting Standards and Interpretations

In December 2007, the Financial Accounting Standards Board (FASB) issued revised SFAS No. 141, “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. SFAS No. 141(R) is not expected to have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 is not expected to have a material impact on our financial condition or results of operations.

In June 2007, the FASB ratified a consensus reached by the Emerging Issues Task Force, or EITF, on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited. EITF Issue No. 06-11 is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption was permitted; however, we did not elect early adoption and therefore adopted the standard as of January 1, 2008. Upon adoption, we did not elect the fair value option for eligible items that existed at January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The effect of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk see Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Northfield Bancorp, Inc.
Avenel, New Jersey:

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Short Hills, New Jersey
March 24, 2008

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	At December 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Cash and due from banks	$7,277	8,293
Interest-bearing deposits in other financial institutions	17,811	38,331
Federal funds sold	—	14,000

Total cash and cash equivalents	25,088	60,624

Certificates of deposit	24,500	5,200
Trading securities	3,605	2,667
Securities available-for-sale, at estimated fair value (encumbered $139,829 in 2007 and $101,984 in 2006)	802,817	713,498
Securities held-to-maturity, at amortized cost (estimated fair value of $19,440 and $25,519 in 2007 and 2006, respectively) (encumbered $6,338 in 2007 and $6,939 in 2006)	19,686	26,169
Loans held-for-sale	270	125
Loans held-for-investment, net	424,329	409,189
Allowance for loan losses	(5,636)	(5,030)

Net loans held-for-investment	418,693	404,159

Accrued interest receivable	5,600	5,624
Bank owned life insurance	41,560	32,866
Federal Home Loan Bank of New York stock, at cost	6,702	7,186
Premises and equipment, net	7,727	8,232
Goodwill	16,159	16,159
Other assets	14,511	12,238

Total assets	$1,386,918	1,294,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits	$877,225	989,789
Securities sold under agreements to repurchase	102,000	106,000
Other borrowings	22,420	22,534
Advance payments by borrowers for taxes and insurance	843	783
Accrued expenses and other liabilities	17,090	11,647

Total liabilities	1,019,578	1,130,753

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 44,803,061 shares issued and outstanding at December 31, 2007, $.001 par value and 20,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2006	448	—
Additional paid-in-capital	199,395	510
Unallocated common stock held by employee stock ownership plan	(16,977)	—
Retained earnings	187,992	177,731
Accumulated other comprehensive loss	(3,518)	(14,247)

Total stockholders’ equity	367,340	163,994

Total liabilities and stockholders’ equity	$1,386,918	1,294,747

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share data)

Interest income:
Loans	$28,398	27,522	22,926
Mortgage-backed securities	30,576	32,764	40,733
Other securities	2,100	2,397	1,727
Federal Home Loan Bank of New York dividends	519	592	648
Deposits in other financial institutions	4,109	1,592	268

Total interest income	65,702	64,867	66,302

Interest expense:
Deposits	23,763	21,934	14,351
Borrowings	5,073	6,472	9,883

Total interest expense	28,836	28,406	24,234

Net interest income	36,866	36,461	42,068
Provision for loan losses	1,442	235	1,629

Net interest income after provision for loan losses	35,424	36,226	40,439

Non-interest income:
Fees and service charges for customer services	3,132	3,114	2,964
Income on bank owned life insurance	1,694	1,231	1,210
Gain on securities transactions, net	71	191	119
Gain on sale of premises and equipment and deposit relationships	4,308	—	—
Other	273	64	61

Total non-interest income	9,478	4,600	4,354

Non-interest expense:
Compensation and employee benefits	12,685	13,451	11,053
Occupancy	3,062	3,074	2,836
Furniture and equipment	852	810	847
Data processing	2,425	2,382	2,159
Professional fees	1,218	1,073	1,189
Contribution to Northfield Bank Foundation	11,952	—	—
Other	3,756	3,028	3,174

Total non-interest expense	35,950	23,818	21,258

Income before income tax (benefit) expense	8,952	17,008	23,535
Income tax (benefit) expense	(1,555)	6,166	10,376

Net income	$10,507	10,842	13,159

Net loss per common share(1)	(0.03)	NA	NA

(1)	Net loss per share is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007 through December 31, 2007). The net loss for this period was $1,501,000 and the weighted average common shares outstanding were 43,076,586.

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

	Years Ended December 31, 2007, 2006, and 2005
				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive	Total
		Par	Paid-In	Employee Stock	Retained	(Loss) Income,	Stockholders’
	Shares	Value	Capital	Ownership Plan	Earnings	Net of Tax	Equity
	(In thousands except share data)

Balance at December 31, 2004	100	$—	510	—	153,730	(2,256)	151,984
Comprehensive loss:
Net income					13,159		13,159
Net unrealized holding losses on securities arising during the year (net of tax of $9,370)						(13,384)	(13,384)

Total comprehensive loss							(225)

Balance at December 31, 2005	100	—	510	—	166,889	(15,640)	151,759

Comprehensive income:
Net income					10,842		10,842
Net unrealized holding gains on securities arising during the year (net of tax of $1,042)						1,564	1,564
Reclassification adjustment for gains included in net income (net of tax of $24)						(36)	(36)

Total comprehensive income							12,370

Adoption SFAS 158 (net of tax of $116)						(135)	(135)

Balance at December 31, 2006	100	$—	510	—	177,731	(14,247)	163,994

Comprehensive income:
Net income					10,507		10,507
Net unrealized holding gains on securities arising during the year (net of tax of $7,069)						10,897	10,897
Reclassification adjustment for gains included in net income (net of tax of $4)						(5)	(5)
Net actuarial loss on other postretirement benefits arising during year (net of tax of $145)						(180)	(180)
Reclassification adjustment for net actuarial loss included in net income (net of tax of $7)						9	9
Reclassification adjustment for service cost included in net income (net of tax of $6)						8	8

Total comprehensive income							21,236

Contribution from Northfield Bancorp, MHC			500				500
Sale of 19,265,316 shares of common stock, issuance of 24,641,584 shares to the mutual holding company, and issuance of 896,061 shares to Northfield Bank Foundation	44,802,961	448	198,350		(246)		198,552
Purchase of common stock by the ESOP				(17,563)			(17,563)
ESOP shares allocated or committed to be released			35	586			621

Balance at December 31, 2007	44,803,061	$448	199,395	(16,977)	187,992	(3,518)	367,340

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006, and 2005

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$10,507	10,842	13,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,442	235	1,629
Depreciation	1,326	1,298	1,315
(Accretion) amortization of premium and discounts on securities, and deferred loan fees and costs	(60)	781	4
Amortization of mortgage servicing rights	171	214	245
Income on bank owned life insurance	(1,694)	(1,231)	(1,210)
Contribution of common stock to Northfield Bank Foundation	8,952	—	—
Net gain on sale of loans	(60)	(67)	(81)
Proceeds from sale of loans	6,265	1,109	6,175
Origination of mortgage loans held-for-sale	(6,350)	(1,251)	(6,114)
Gain on securities transactions, net	(71)	(191)	(119)
Gain on sale of deposit relationships	(3,660)	—	—
Gain on sale of premises and equipment, net	(648)	—	—
Purchases of trading securities	(876)	(176)	(154)
Decrease in accrued interest receivable	24	24	105
Decrease (increase) in other assets	711	(122)	1,304
Deferred taxes	(10,396)	(526)	462
Increase (decrease) in accrued expenses and other liabilities	5,443	(542)	1,600
Amortization of core deposit intangible	386	368	619

Net cash provided by operating activities	11,412	10,765	18,939

Cash flows from investing activities:
Net increase in loans receivable	(16,029)	(21,269)	(66,529)
Redemptions of Federal Home Loan Bank of New York stock, net	484	4,343	4,146
Purchases of securities available-for-sale	(309,396)	(40,532)	(109,731)
Principal payments and maturities on securities available-for-sale	234,457	171,774	236,038
Principal payments and maturities on securities held-to-maturity	6,476	8,668	21,298
Proceeds from sale of securities available-for-sale	3,705	20,100	—
Purchases of certificates of deposit	(50,500)	(10,210)	(200)
Proceeds from maturities of certificates of deposit	31,200	5,220	200
Purchase of bank owned life insurance	(7,000)	—	—
Additions to premises and equipment	(897)	(1,115)	(713)
Proceeds from sale of premises and equipment	1,473	20	—

Net cash (used in) provided by investing activities	(106,027)	136,999	84,509

Cash flows from financing activities:
Net decrease in deposits	(3,560)	(20,357)	(31,387)
Deposit relationship sold, net	(22,985)	—	—
Net proceeds from sale of common stock	107,241	—	—
Purchase of common stock for ESOP	(17,563)	—	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	60	(56)	89
Repayments under capital lease obligations	(114)	(95)	(79)
Proceeds from securities sold under agreements to repurchase	83,000	5,000	81,000
Repayments related to securities sold under agreements to repurchase	(87,000)	(105,000)	(185,500)
Repayments from FHLB advances	—	(5,000)	—
Net decrease in short-term borrowings	—	—	(23,500)

Net cash provided by (used in) financing activities	59,079	(125,508)	(159,377)

Net (decrease) increase in cash and cash equivalents	(35,536)	22,256	(55,929)
Cash and cash equivalents at beginning of year	60,624	38,368	94,297

Cash and cash equivalents at end of year	$25,088	60,624	38,368

Supplemental cash flow information:
Cash paid during the year for:
Interest	$28,657	28,809	24,215
Income taxes	4,298	8,760	8,321
Transfer of premises and equipment to held-for-sale	—	749	—
Deposits utilized to purchase common stock	82,359	—	—

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Northfield Bancorp, Inc. and subsidiary (collectively, the “Company”), conform to U.S. generally accepted accounting principles, or (GAAP), and are used in preparing and presenting these consolidated financial statements.

(a)	Basis of Presentation

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiary, Northfield Bank (the “Bank”) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

In 1995, the Bank completed a Plan of Mutual Holding Company Reorganization, utilizing a single-tier mutual holding company structure. In a series of steps, the Bank formed a New York-chartered mutual holding company (“NSB Holding Corp.”) which owned 100% of the common stock of the Bank. In 2002, NSB Holding Corp. formed Northfield Holdings Corp., a New York-chartered stock corporation, and contributed 100% of the common stock of the Bank into Northfield Holdings Corp..which owned 100% of the common stock of Northfield Holdings Corp. In 2006, Northfield Holdings Corp.’s name was changed to Northfield Bancorp, Inc. and Northfield Savings Bank name was changed to Northfield Bank. In 2007, NSB Holding Corp.’s name was changed to Northfield Bancorp, MHC.

As part of the stock issuance plan announced in April 2007,Northfield Bank converted to a federally-charted savings bank from a New York-chartered savings bank effective November 6, 2007. Northfield Bank’s primary federal regulator is the Office of Thrift Supervision (the “OTS”) and was previously the Federal Deposit Insurance Corporation (the “FDIC”). Simultaneously with Northfield Bank’s conversion, Northfield Bancorp, MHC and Northfield Bancorp, Inc. converted to federal-chartered holding companies from New York-chartered holding companies.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. Judgments related to goodwill, and securities valuation and impairment are also critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from the estimates and assumptions.

Certain prior year balances have been reclassified to conform to the current year presentation.

(b)	Business

The Company, through its principal subsidiary, the Bank, provides a full range of banking services primarily to individuals and corporate customers in Richmond and Kings Counties, in New York, and Union and Middlesex Counties, in New Jersey. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(c)	Cash Equivalents

Cash equivalents consist of cash on hand, due from banks, federal funds sold, and interest-bearing deposits in other financial institutions with an original term of three months or less. Certificates of deposit with original maturities of greater than three months are excluded from cash equivalents and reported as a separate line item on the consolidated balance sheets.

(d)	Securities

Securities are classified at the time of purchase, based on management’s intention, as securities held-to-maturity, securities available-for-sale, or trading account securities. Securities held-to-maturity are those that management has the positive intent and ability to hold until maturity. Securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments. Trading securities are securities that are bought and may be held for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized holding gains and losses reported as a component of gain on securities transactions, net in non-interest income. Securities available-for-sale represents all securities not classified as either held-to-maturity or trading. Securities available-for-sale are carried at estimated fair value with unrealized holding gains and losses (net of related tax effects) on such securities excluded from earnings, but included as a separate component of stockholders’ equity, titled “Accumulated other comprehensive income (loss).” The cost of securities sold is determined using the specific-identification method. Security transactions are recorded on a trade-date basis. A periodic review and evaluation of the securities portfolio is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss charged to earnings. The estimated fair value of debt securities, including mortgage-backed securities and corporate debt obligations is furnished by an independent third party pricing service.

(e)	Loans

Net loans held-for-investment, are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Loans held-for-sale are designated at time of origination and generally consist of fixed rate residential loans with terms of 15 years or more and are recorded at the lower of cost or estimated fair value in the aggregate. Gains or losses are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Homogeneous loans collectively evaluated for impairment, such as smaller balance loans are excluded from the impaired loan portfolio. The Company has defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the loan, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. If the estimated fair

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

value of the loan is below the carrying value, the Company provides a valuation allowance, which is included in the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, the estimated fair value of impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, changes if any, in: underwriting standards; collection; charge-off and recovery practices; the nature or volume of the portfolio; lending staff; concentration of loans; as well as current economic conditions; and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimatable losses at the date of the consolidated balance sheets. The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments. The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

While management uses available information to recognize probable and reasonably estimatable losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions, particularly in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Troubled debt restructured loans are those loans whose terms have been modified, because of deterioration in the financial condition of the borrower, to provide for a reduction of either interest or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period.

A loan is considered past due when it is not paid in accordance with its contractual terms. The accrual of income on loans, including impaired loans, and other loans in the process of foreclosure, is generally discontinued when a loan becomes 90 days or more delinquent, or when certain factors indicate reasonable doubt as to the ability of the borrower to meet contractual principal and/or interest obligations. Loans on which the accrual of income has been discontinued are designated as non-accrual loans. All previously accrued interest is reversed against interest income and income is recognized subsequently only in the period that cash is received, provided no principal payments are due and the remaining principal balance outstanding is deemed collectible. A non-accrual loan is not returned to accrual status until both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(f)	Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of New York (the “FHLB”), is required to hold shares of capital stock in the FHLB as a condition to both becoming a member and engaging in certain transactions with the FHLB. At December 31, 2007 and 2006, the minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. The membership investment component is the greater of 0.20% of the Bank’s Mortgage-related Assets, as defined by the FHLB, or $1,000. The activity-based investment component is equal to 4.5% of the Bank’s outstanding advances with the FHLB. The activity-based investment component also considers other transactions, including assets originated for or sold to the FHLB and delivery commitments issued by the FHLB. The Company currently does not enter into these other types of transactions with the FHLB.

(g)	Premises and Equipment, Net

Premises and equipment, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment, including capital leases, are computed on a straight-line basis over the estimated useful lives of the related assets. The estimated useful lives of significant classes of assets are generally as follows: buildings — forty years; furniture and equipment — five to seven years; and purchased computer software — three years. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful lives of the improvements. Major improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred. Upon retirement or sale, any gain or loss is credited or charged to operations.

(h)	Bank Owned Life Insurance

The Company has purchased bank owned life insurance contracts in consideration of its obligations for certain employee benefit costs. The Company’s investment in such insurance contracts has been reported in the consolidated balance sheets at their cash surrender values. Changes in cash surrender values and death benefit proceeds received in excess of the related cash surrender values are recorded as non-interest income.

(i)	Goodwill

Goodwill is presumed to have an indefinite useful life and is not amortized, but rather is tested, at least annually, for impairment at the reporting unit level. For purposes of the Company’s goodwill impairment testing, management has identified a single reporting unit. The Company uses the quoted market price of its common stock on the impairment testing date as the basis for estimating the fair value of the Company’s reporting unit. If the fair value of the reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required. As of December 31, 2007, the carrying value of goodwill totaled $16.2 million. The Company performed its annual goodwill impairment test, as of December 31, 2007, and determined the fair value of the Company’s one reporting unit to be in excess of its carrying value. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. The Company will test goodwill for impairment between annual tests if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no change to the net amount of assets and liabilities recognized in the balance sheet as a result of our adoption of FIN 48.

(k)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted (and without interest) net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(l)	Securities Sold Under Agreements to Repurchase

The Company enters into sales of securities under agreements to repurchase (Repurchase Agreements) with selected dealers and banks, primarily the FHLB. Such agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting. Obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. Securities underlying the agreements are maintained at selected dealers and banks as collateral for each transaction executed and may be sold or pledged by the counterparty. Collateral underlying Repurchase Agreements which permit the counterparty to sell or pledge the underlying collateral is disclosed on the consolidated balance sheets as “encumbered.” The Company retains the right under all Repurchase Agreements to substitute acceptable collateral throughout the terms of the agreement.

(m)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and the change in unrealized holding gains and losses on securities available-for-sale, change in actuarial gains and losses on other post retirement benefits, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income (loss) is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(n)	Employee Benefits

The Company sponsors a defined postretirement benefit plan that provides for medical and life insurance coverage to certain retirees, as well as life insurance to all qualifying employees of the Company. The estimated cost of postretirement benefits earned is accrued during the individuals’ estimated service period to the Company. The Company records compensation expense related to the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the reporting period. The difference between the fair value of shares for the period and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

(o)	Segment Reporting

Substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

(p)	Net loss per Share

Net loss per share is computed for the period that the common stock was outstanding in 2007 (November 8, 2007, to December 31, 2007,) by dividing the net loss available to common stockholders by the weighted average number of shares outstanding for the period from November 8, 2007, to December 31, 2007. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Northfield Bancorp, MHC and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of December 31, 2007, no dilutive securities were outstanding.

(q)	Stock Offering

The Company completed its initial public stock offering on November 7, 2007. The Company sold 19,265,316 shares, or 43.0% of its outstanding common stock, to subscribers in the offering, including 1,756,279 shares purchased by the Northfield Bank Employee Stock Ownership Plan (“ESOP”). Northfield Bancorp, MHC, the Company’s federally chartered mutual holding company parent holds 24,641,684 shares, or 55.0% of the Company’s outstanding common stock. Additionally, the Company contributed $3.0 million in cash, and issued 896,061 shares of common stock, or 2.0% of the Company’s outstanding common stock to the Northfield Bank Charitable Foundation. The Northfield Bank Charitable Foundation purchased the common stock for $8,961. This action resulted in a $12.0 million pre-tax expense recorded in the quarter ended December 31, 2007. Proceeds from the offering, including the value of shares issued to the charitable foundation but net of expenses, were $198.6 million. The Company contributed $94.8 million of the proceeds to Northfield Bank.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(2)	Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at December 31 (in thousands):

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$491,758	1,404	6,600	486,562
Non-GSE	29,200	—	333	28,867
Real estate mortgage investment conduits (REMICs):
GSE	171,709	874	1,376	171,207
Non-GSE	36,141	381	—	36,522

	728,808	2,659	8,309	723,158

Other securities:
Equity investments	14,427	—	15	14,412
Corporate bonds	65,146	101	—	65,247

	79,573	101	15	79,659

Total securities available-for-sale	$808,381	2,760	8,324	802,817

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$552,683	99	19,731	533,051
Non-GSE	33,853	—	638	33,215
REMICs:
GSE	98,601	—	3,162	95,439

	685,137	99	23,531	661,705

Other securities:
Equity investments	7,491	—	43	7,448
Corporate bonds	44,390	5	50	44,345

	51,881	5	93	51,793

Total securities available-for-sale	$737,018	104	23,624	713,498

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2007 (in thousands):

	Amortized	Estimated
Available-for-Sale	Cost	Fair Value

Due within one year	$56,727	56,797
Due in more than five years through ten years	8,419	8,450

Total	65,146	65,247

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged to secure borrowings and for other purposes required by law. At December 31, 2007 and December 31, 2006, securities available-for-sale with a carrying value of $7,834,000 and $12,249,000, respectively, were pledged to secure deposits. See note 7 for further discussion regarding securities pledged for borrowings.

For the year ended December 31, 2007, the Company had gross proceeds of $3,705,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $9,000 and $0, respectively. For the year ended December 31, 2006, the Company had gross proceeds of $20,100,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $60,000 and $0, respectively. For the year ended December 31, 2005, there were no sales of securities available-for-sale.

Gross unrealized losses on mortgage-backed securities, equity securities, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, were as follows (in thousands):

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$6	842	6,594	338,344	6,600	339,186
Non-GSE	—	—	333	28,867	333	28,867
REMICs:
GSE	65	21,082	1,311	91,737	1,376	112,819
Equity investments	—	—	15	2,223	15	2,223

Total	$71	21,924	8,253	461,171	8,324	483,095

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$25	4,617	19,706	518,224	19,731	522,841
Non-GSE			638	33,215	638	33,215
REMICs:
GSE	—	—	3,162	95,439	3,162	95,439
Equity investments	—	—	43	2,101	43	2,101
Corporate bonds	3	9,274	47	9,019	50	18,293

Total	$28	13,891	23,596	657,998	23,624	671,889

At December 31, 2007, approximately 94% of the mortgage-backed securities in an unrealized loss position were issued by U.S. Government sponsored enterprises and had fixed rates of interest. The cause of the impairment is directly related to an increase in the overall interest rate environment. In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. The Company generally views changes in fair value caused by changes in interest rates as temporary as long as the underlying security cannot be prepaid in a manner that would result in the Company not receiving substantially all of its recorded investment, which is consistent with the Company’s experience. Therefore, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the terms of the investments and the high credit quality. Management has the intent and the Company has the ability to hold these securities until there is a price recovery.

The Company invests in a mutual fund primarily comprised of a portfolio of residential loans. The unrealized losses on equity securities at December 31, 2007, were caused primarily by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments are not considered other-than-temporarily impaired. Management has the intent and the Company has the ability to hold these securities until there is a market price recovery.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(3)	Securities Held-to-Maturity

The following is a comparative summary of mortgage-backed securities held-to-maturity at December 31 (in thousands):

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$9,202	138	25	9,315
Government National Mortgage Association (GNMA) guaranteed certificates	4	1	—	5
REMICs:
GSE	10,480	—	360	10,120

Total securities held-to-maturity	$19,686	139	385	19,440

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$12,734	15	61	12,688
GNMA	5	1	—	6
REMICs:
GSE	13,430	—	605	12,825

Total securities held-to-maturity	$26,169	16	666	25,519

Certain securities held-to-maturity are pledged to secure borrowings and for other purposes required by law. At December 31, 2007 and 2006, securities held-to-maturity with a carrying value of $0 and $286,000, respectively, were pledged to secure deposits. See note 7 for further discussion regarding securities pledged for borrowings.

The Company did not sell any held-to-maturity securities during the three-year period ended December 31, 2007.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Gross unrealized losses on mortgage-backed securities held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, were as follows (in thousands):

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Pass-through:
GSE	$—	—	25	1,193	25	1,193
REMICs:
GSE	—	—	360	10,120	360	10,120

Total	$—	—	385	11,313	385	11,313

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Pass-through
GSE	$10	3,474	51	3,124	61	6,598
REMICs:
GSE	2	502	603	12,323	605	12,825

Total	$12	3,976	654	15,447	666	19,423

At December 31, 2007, all of the mortgage-backed securities in an unrealized loss position were issued by U.S. Government sponsored enterprises and had fixed rates of interest. The cause of the impairment is directly related to an increase in the overall interest rate environment. In general, as interest rates rise, the fair value of fixed rate securities will decrease; as interest rates fall, the fair value of fixed rate securities will increase. The Company generally views changes in fair value caused by changes in interest rates as temporary as long as the underlying security cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost, which is consistent with the Company’s experience. Therefore, the impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, the terms of the investments and the high credit quality. Management has the intent and the Company has the ability to hold these securities until there is a market price recovery.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(4)	Loans

Loans held-for-investment, net, consists of the following at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Real estate loans:
Commercial mortgage	$243,902	207,680
One- to four-family residential mortgage	95,246	107,572
Home equity and line of credit	12,797	13,922
Construction and land	44,850	52,124
Multifamily	14,164	13,276

Total real estate loans	410,959	394,574

Commercial and industrial loans	11,397	11,022
Savings account loans	1,452	3,442
Other loans	390	155

Total commercial and industrial, savings account and other loans	13,239	14,619

Total loans held-for-investment	424,198	409,193
Deferred loan costs (fees), net	131	(4)

Loans held-for-investment, net	424,329	409,189
Allowance for loan losses	(5,636)	(5,030)

Net loans held-for-investment	$418,693	404,159

Loans held-for-sale consists of the following at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Real estate loans:
One -to- four family residential mortgage	$270	125

Total loans held-for-sale	$270	125

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company, through its principal subsidiary, the Bank, also services first mortgage residential loans for others. The principal balance of serviced loans amounted to $80,081,000 and $83,128,000 at December 31, 2007, and 2006, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

A summary of changes in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	December 31,
	2007	2006	2005

Balance at beginning of year	$5,030	4,795	3,166
Provision for loan losses	1,442	235	1,629
Recoveries	—	—	—
Charge-offs	(836)	—	—

Balance at end of year	$5,636	5,030	4,795

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans) was $8,606,000 and $6,342,000 at December 31, 2007 and 2006, respectively. Loans past due ninety days or more and still accruing interest were $1,228,000 and $773,000 at December 31, 2007 and 2006, respectively, and consisted of loans that were considered both well-secured and in the process of collection. The Company is under no commitment to lend additional funds to borrowers whose loans are on a non-accrual status or who are past due ninety days or more and still accruing interest.

The following tables summarize impaired loans (in thousands):

	December 31, 2007
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment

Impaired loans	$7,426	(1,030)	6,396

Total impaired loans	$7,426	(1,030)	6,396

	December 31, 2006
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment

Impaired troubled debt restructured loans	$905	(460)	445
Impaired loans	3,989	(275)	3,714

Total impaired loans	$4,894	(735)	4,159

Included in impaired loans in the December 31, 2006 table above is a loan with a carrying value of approximately $1,873,000, with no specific reserves due to sufficient collateral values supporting the loan.

At December 31, 2007 and 2006, there were no commitments to lend additional funds to these borrowers. There were two Troubled Debt Restructured loans totaling $1.3 million that were current to principal and interest not included in the December 31, 2007 table above. There was one Troubled Debt Restructured loan, not included in the December 31, 2006 table above, in the amount of $842,000 that was thirty days past due. The average recorded balance of impaired loans for the years ended December 31, 2007, 2006, and 2005 was approximately $8,139,000, $1,217,000, and $895,000, respectively. The Company did not record any interest income on a cash basis related to impaired loans for the years ended December 31, 2007, 2006, and 2005.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(5)	Premises and Equipment, Net

At December 31, 2007, and 2006, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2007	2006

At cost:
Land	$566	566
Buildings and improvements	2,471	2,490
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	9,827	9,423
Leasehold improvements	6,343	6,247

	21,807	21,326
Accumulated depreciation and amortization	(14,080)	(13,094)

Premises and equipment, net	$7,727	8,232

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $1,326,000, $1,298,000, and $1,315,000, respectively.

At December 31, 2006, approximately $749,000 of premises and equipment were held-for-sale and included in other assets. See note 10 for further discussion.

During the year ended December 31, 2007, the Company recognized a gain of approximately $648,000 as result of the sale of premises and equipment.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(6)	Deposits

Deposits account balances at December 31, 2007 and 2006 are summarized as follows (dollars in thousands):

	December 31,
	2007		2006
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

Transaction:
Negotiable orders of withdrawal	$63,589	2.38%	40,852	1.31
Non-interest bearing checking	99,208	—	95,339	—

Total transaction	162,797	0.93	136,191	0.39

Savings:
Tiered savings	12,571	0.75	14,258	0.75
Passbook	299,270	0.66	342,927	0.68

Total savings	311,841	0.66	357,185	0.68

Certificates of deposit:
Under $100,000	254,964	4.10	304,448	4.31
$100,000 or more	147,623	4.22	191,965	4.56

Total certificates of deposit	402,587	4.14	496,413	4.41

Total deposits	$877,225	2.31%	989,789	2.51

Scheduled maturities of certificates of deposit at December 31, 2007, are summarized as follows (in thousands):

December 31,
2007

2008	$378,125
2009	14,987
2010	4,482
2011	1,774
2012 and after	3,219

$402,587

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Interest expense on deposits for the years ended December 31, 2007, 2006, and 2005 is summarized as follows (in thousands):

	December 31,
	2007	2006	2005

Negotiable orders of withdrawal	$951	349	205
Tiered savings	100	123	162
Passbook	2,203	2,665	3,127
Subscription proceeds	297	—	—
Certificates of deposits	20,212	18,797	10,857

	$23,763	21,934	14,351

(7)	Securities Sold Under Agreements to Repurchase and Other Borrowings

Borrowings are Repurchase Agreements, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2007	2006

Repurchase Agreements	$102,000	106,000
FHLB advances	20,000	20,000
Obligations under capital leases	2,420	2,534

	$124,420	128,534

FHLB advances are secured by a blanket lien on unencumbered securities, residential mortgage loans, and the Company’s investment in FHLB capital stock.

Certain information concerning Repurchase Agreements at December 31, 2007 and 2006, are as follows (dollars in thousands):

	December 31,
	2007	2006

Average balance outstanding during the year	$104,927	154,855
Highest month-end balance during the year	134,000	189,000
Weighted average interest rate during the year	4.00%	3.55
Weighted average interest at year end	4.17	3.74

Repurchase Agreements and FHLB advances have contractual maturities at December 31, 2007, as follows (in thousands):

	December 31, 2007
	FHLB	Repurchase
	Advances	Agreements

2008	$10,000	72,000
2009	—	30,000
2010	10,000	—

	$20,000	102,000

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following information pertains to Repurchase Agreements, all of which are collateralized by mortgage-backed securities at December 31, 2007 (dollars in thousands):

	December 31, 2007
	Maturing
	Up to 30 Days	30 to 90 Days	Over 90 Days	Total

Repurchase Agreements	$4,000	43,000	55,000	102,000
Weighted average interest rate	3.34%	4.23%	4.17%	4.17%
Collateral:
Amortized cost	2,579	29,383	40,845	72,807
Estimated fair value	2,461	29,260	40,362	72,083
Additional securities pledged:
Amortized cost				66,804
Estimated fair value				66,553

The Bank has an overnight line of credit with the Federal Home Loan Bank of New York for $100,000,000. The line is secured by a blanket lien on the Bank’s assets. Additionally, the Bank has a line of credit for $100,000,000 from the Federal Home Loan Bank of New York which permits the Bank to borrow for a term of one month. The line is secured by a blanket lien on the Bank’s assets. The Bank had no outstanding balances under these lines at December 31, 2007. These lines expire on July 31, 2008, and may be renewed at the option of the FHLB.

Interest expense on borrowings for the years ended December 31, 2007, 2006, and 2005 are summarized as follows (in thousands):

	December 31,
	2007	2006	2005

Repurchase Agreements	$4,202	5,501	8,311
FHLB advances	637	676	730
FHLB over-night borrowings	15	67	606
Obligations under capital leases	219	228	236

	$5,073	6,472	9,883

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(8)	Income Taxes

Income tax (benefit) expense for the years ended December 31, 2007, 2006, and 2005 consists of the following (in thousands):

	December 31,
	2007	2006	2005

Federal tax expense (benefit):
Current	$8,964	6,635	8,922
Deferred	(2,907)	(868)	(2,477)

	6,057	5,767	6,445

State and local tax expense (benefit):
Current	(123)	57	992
Deferred	(7,489)	342	2,939

	(7,612)	399	3,931

	$(1,555)	6,166	10,376

The Company has recorded income tax expense (benefit) related to changes in unrealized gains and losses on securities available-for-sale of $7,065,000, $1,018,000, and ($9,370,000), in 2007, 2006, and 2005, respectively. Such amounts are recorded as a component of comprehensive income in the consolidated statements of changes in stockholders’ equity.

The Company has also recorded an income tax benefit related to net actuarial losses from other postretirement benefits of $132,000 and $116,000 in 2007 and 2006, respectively. Such amounts are recorded as a component of accumulated comprehensive income in the consolidated statements of changes in stockholders’ equity.

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2007, 2006, and 2005 is as follows (dollars in thousands):

	December 31,
	2007	2006	2005

Tax expense at statutory rate of 35%	$3,133	5,953	8,237
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	(4,947)	259	2,555
Bank owned life insurance	(593)	(430)	(423)
Change in state apportionment, net of federal tax	327	—	—
Utilization of State of New York net operating loss carryforwards, net of federal tax	372	—	—
Other, net	153	384	7

	$(1,555)	6,166	10,376

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Allowance for loan losses	$1,270	730
Deferred loan fees	9	13
Capitalized leases	1,146	1,174
Charitable deduction carryforward	4,339	—
Deferred compensation	2,216	1,975
Accrued salaries	—	252
Postretirement benefits	451	477
Unrealized actuarial losses on post retirement benefits	248	116
Unrealized loss on securities — AFS	2,343	9,408
Step up to fair market value of acquired liabilities	—	2
New York net operating loss carryforwards	—	1,062
Straight-line leases adjustment	480	517
Asset retirement obligation	69	63
Federal benefit on state income taxes	1,313	—
Reserve for accrued interest receivable	335	82
Other	293	253

Total gross deferred tax assets	14,512	16,124

Deferred tax liabilities:
Depreciation	306	867
Mortgage servicing rights	175	233
Undistributed earnings of subsidiary	—	4,552
Employee Stock Ownership Plan	268	—
Step up to fair market value of acquired loans	207	309
Step up to fair market value of acquired investment	43	78
Other	302	351

Total gross deferred tax liabilities	1,301	6,390

Valuation allowance	1,076	1,062

Net deferred tax asset	$12,135	8,672

The Company has determined that a valuation allowance should be established for certain state and local tax benefits related to the Company’s contribution to the Northfield Bank Foundation. The Company has determined that it is not required to establish a valuation reserve for the remaining net deferred tax asset account since it is “more likely than not” that the net deferred tax assets will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is “more likely than not” that the remaining net deferred tax assets will be realized is based on the history of earnings and the prospects for continued profitability. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Certain amendments to the Federal, New York State, and New York City tax laws regarding bad debt deductions were enacted in July 1996, August 1996, and March 1997, respectively. The Federal amendments include elimination of the percentage-of-taxable-income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. The New York State and City amendments redesignated the Company’s state and city bad debt reserves at December 31, 1995 as the base-year amount and also provided for future additions to the base-year reserve using the percentage-of-taxable-income method.

The Company’s Federal, state, and city base-year reserves were approximately $5,900,000, respectively, at December 31, 2007 and 2006. Under the tax laws as amended, events that would result in taxation of certain of these reserves include the following: (a) the Company’s retained earnings represented by this reserve are used for purposes other than to absorb losses from bad debts, including excess dividends or distributions in liquidation; (b) the Company redeems its stock; (c) the Company fails to meet the definition of a bank for Federal purposes or a thrift for state and city purposes; or (d) there is a change in the federal, state, or city tax laws. At December 31, 2005, the Company’s unrecognized deferred tax liabilities with respect to its base-year reserves for Federal, state, and city taxes totaled approximately $2,800,000. Deferred tax liabilities have not been recognized with respect to the 1987 base-year reserves, since the Company does not expect that these amounts will become taxable in the foreseeable future.

At December 31, 2005, the Company did not meet the definition of a thrift for New York State and City purposes, and as a result, recorded a state and local tax expense of approximately $2,200,000 pertaining to the recapture of the state and city base-year reserves accumulated after December 31, 1987.

The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company’s subsidiary also files income tax returns in the State of New Jersey. With few exceptions, the Company is no longer subject to federal and local income tax examinations by tax authorities for years prior to 2004. The State of New York has concluded examining the Company’s tax returns filed from 2000 to 2006, resulting in the Company reversing of state and local tax liabilities of approximately $4.5 million, net of federal taxes.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the year ended December 31, 2007. The amounts have not been reduced by the federal deferred tax effects of unrecognized state benefits.

Unrecognized tax benefits at January 1, 2007	$2,259
Additions for tax positions of prior years	441

Unrecognized tax benefits at December 31, 2007	$2,700

The Company records interest accrued related to uncertain tax benefits as tax expense. At December 31, 2007 the Company has $1.1 million accrued for interest on uncertain tax benefits. During the year ended December 31, 2007, the Company accrued $350,000 in interest on uncertain tax positions. The Company’s policy is to record penalties as other expenses. The Company has not accrued for penalties related to uncertain tax benefits.

(9)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least one year of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives. The Company contributes an amount equal to one-quarter of employee contributions up to the first 6% of base compensation contributed by eligible employees for the first

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, up to the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death.

During 2007, the Company modified the employer match for the 401(k) plan. Prior to July 9, 2007, the Company contributed an amount equal to one-half of the employee contribution up to the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years increased the Company matching contribution from 50% to 100% of an employee’s contributions, up to the first 6% of base compensation contributed by eligible employees.

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code. The Company’s contributions to these plans aggregated approximately $270,000, $444,000, and $410,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company did not contribute to the profit sharing plan during 2007.

Effective January 1, 2007, the Company adopted the Northfield Bank Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to and did purchase, 1,756,279 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share. This purchase was funded with a loan from the Company to the ESOP. The first payment on the loan from the ESOP to the Company was due and paid on December 31, 2007 and the outstanding balance at December 31, 2007 was $16.4 million. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares will be released for allocation to participants as loan payments are made. A total of 58,543 shares were released and were allocated to participants for the ESOP year ended December 31, 2007. ESOP compensation expense for the year ended December 31, 2007, was $621,000.

Effective January 1, 2007, the Company adopted a Supplemental Employee Stock Ownership Plan (the SESOP) a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by ESOP’s benefit formula under tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. SESOP compensation expense for the year ended December 31, 2007 was $54,000.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the funded status and components of postretirement benefit costs at the December 31 measurement dates (in thousands):

	2007	2006

Accumulated postretirement benefit obligation beginning of year	$1,285	1,703
Service cost	4	4
Interest cost	67	86
Actuarial loss (gain)	303	(417)
Benefits paid	(83)	(91)

Accumulated postretirement benefit obligation end of year	1,576	1,285

Plan assets at fair value	—	—
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized loss	—	—

Accrued liability (included in accrued expenses and other liabilities)	$1,576	1,285

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2007	2006

Net loss (gain)	$317	(83)
Transition obligation	(16)	151
Prior service cost	(16)	183

Loss recognized in accumulated other comprehensive income (loss)	$285	251

The estimated net loss, transition obligation and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2008 are $22,000, $17,000 and $16,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	December 31,
	2007	2006	2005

Service cost	$4	4	4
Interest cost	67	86	75
Amortization of transition obligation	16	16	19
Amortization of prior service costs	16	16	16
Amortization of unrecognized (gain) loss	(15)	35	1

Net postretirement benefit cost included in compensation and employee benefits	$88	157	115

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plan’s expected benefit payments,

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

rounded to the nearest quarter percentage point. The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2007	2006	2005

Assumptions used to determine benefit obligation at period end:
Discount rate	6.25%	5.75	5.25
Rate of increase in compensation	4.50	4.50	4.00
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	5.75%	5.25	5.75
Rate of increase in compensation	4.50	4.00	4.25

At December 31, 2007, a medical cost trend rate of 13.00% for 2008 decreasing 1.00% per year thereafter until an ultimate rate of 5.00% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rate is based, among other things, on the Company’s own experience and third party analysis of recent and projected healthcare cost trends.

For the year ended December 31, 2006, a medical cost trend rate of 7.00%, decreasing 0.25% per year thereafter until an ultimate rate of 5.00% is reached, was used in the plan’s valuation.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage		One Percentage
	Point Increase		Point Decrease
	2007	2006	2007	2006

Effect on benefits earned and interest cost	$5	7	(5)	(7)
Effect on accumulated postretirement benefit obligation	126	103	(111)	(91)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage			One Percentage
	Point Increase			Point Decrease
	2007	2006	2005	2007	2006	2005

Aggregate of service and interest components of net periodic cost (benefit)	$5	7	6	(5)	(7)	(5)

Benefit payments of approximately $83,000, $91,000, and $85,000, were made in 2007, 2006, and 2005, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $98,000 in 2008; $111,000 in 2009; $119,000 in 2010; $125,000 in 2011; and $131,000 in 2012. The benefit payments expected to be paid in the aggregate for the years 2013 through 2017 are $694,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2007, and include estimated future employee service.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. The Company has evaluated the estimated potential subsidy available under the Medicare Act and the related costs associated with qualifying for the subsidy. Due to the limited number of participants in the plan, the Company has concluded that it is not cost beneficial to apply for the subsidy. Therefore, the accumulated postretirement

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

benefit obligation information and related net periodic postretirement benefit costs do not reflect the effect of any potential subsidy.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual bonus payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $3,653,000 and $2,667,000 at December 31, 2007, and 2006, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Expense under this plan was $62,000, $219,000, and $233,000, for the years ended December 31, 2007, 2006, and 2005, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and current director on July 18, 2006. The agreement provides for 120 monthly payments of $17,450. The present value of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006. The present value of the obligation as of December 31, 2007 and 2006 was approximately $1,470,000 and $1,600,000, respectively.

(10)	Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2007, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

Commitments to extend credit	$38,986
Unused lines of credit	13,492
Standby letters of credit	403

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company used the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. The unused consumer lines of credit are collateralized by mortgages on real estate. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2007. The Company maintains an allowance for estimated losses on commitments to extend credit. At December 31, 2007 and 2006, the allowance was $204,000 and $175,000, respectively.

At December 31, 2007, the Company was obligated under noncancelable operating leases and capitalized leases on property used for banking purposes. Most leases contain escalation clauses and renewal options

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases are as follows (in thousands):

	Rental	Rental	Rental
	Payments	Payments	Receipts
	Capitalized	Operating	Operating
	Leases	Leases	Leases

Year ending December 31:
2008	$344	1,247	169
2009	354	1,174	169
2010	365	1,156	169
2011	376	1,008	169
2012	387	884	169
Thereafter	1,886	6,225	1,826

Total minimum lease payments	$3,712	11,694	2,671

Net rental expense included in occupancy expense amounted to approximately $1,140,000, $1,181,000, and $1,088,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

The Bank is required by regulation to maintain a certain level of cash balances on hand and/or on deposit with the Federal Reserve Bank of New York. As of December 31, 2007, and 2006, the Bank was required to maintain balances of $2,647,000 and $901,000, respectively.

The Bank has entered into employment agreements with the Chief Executive Officer (CEO) and the other executive officers of the Bank to ensure the continuity of executive leadership, to clarify the roles and responsibilities of executives, and to make explicit the terms and conditions of executive employment. The Bank entered into employment agreements with the CEO and one other executive officer, effective January 3, 2008. The Bank entered into employment agreements with two other executive officers effective July 1, 2006. These agreements are for a term of three-years, renew annually, and provide for certain levels of base annual salary and in the event of a change in control, as defined, or event of termination, as defined, certain levels of base salary, bonus payments, and benefits for a period of up to three-years.

On May 26, 2006, the Bank entered into a purchase and assumption agreement with a third party which includes the purchase of certain premises, equipment, and leaseholds of two of the Bank’s branches. The agreement also provides for the third party to assume the deposit liabilities of the two branches, totaling approximately $29.0 million as of December 31, 2006, and related lease obligations. The purchase and assumption agreement is at or above the Bank’s carrying value of the related assets purchased and liabilities and obligations being assumed. The transaction closed in the first quarter of 2007 and the Company recognized a gain on the sale of premises and equipment and related deposit relationships of approximately $4.3 million.

On November 24, 2007, the Bank entered in an agreement to lease land located at 521 Forest Avenue in Staten Island, New York. The Bank anticipates taking possession of the land during the second quarter of 2008 at which time the lease will commence. The Bank will construct a new bank branch at this location. The lease is for a term of 47 years with an average monthly rental expense of $20,000 per month.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(11)	Regulatory Requirements

Northfield Bank converted to a federally-charted savings bank from a New York-chartered savings bank effective November 6, 2007. Northfield Bank’s primary federal regulator is the OTS (previously FDIC). Simultaneously with Northfield Bank’s conversion, Northfield Bancorp, MHC and Northfield Bancorp, Inc. converted to federal-charters from New York-chartered holding companies.

The FDIC requires banks to maintain a minimum leverage ratio of tier 1 capital to total adjusted assets of 4.0% and minimum ratios of tier 1 risk-based capital and total risk-based capital to total risk-adjusted total assets of 4.0% and 8.0%, respectively.

The OTS requires banks to meet three minimum capital standards; a 1.5% tangible capital ratio; a 4% leverage ratio, and an 8% risk-based capital ratio.

Under prompt corrective action regulations, the OTS and FDIC are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors.

Management believes that, as of December 31, 2007, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the OTS requirements as of December 31, 2007, and FDIC requirements as of December 31, 2006, for classification as well capitalized institution and minimum capital adequacy. While the capital regulations of these two agencies are substantially similar, they are not identical (dollars in thousands).

	OTS Requirements
					For Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Tangible capital to tangible assets	$257,274	18.84%	20,484	1.50	NA	NA
Tier 1 capital — leverage (to average assets)	257,274	18.84	54,622	4.00	68,278	5.00
Total capital (to risk-weighted assets)	263,114	38.07	55,286	8.00	69,107	10.00

Tier 1 capital to risk weighted assets was 37.23% at December 31, 2007.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

	FDIC Requirements
					For Well Capitalized
					Under Prompt Corrective
	Actual		For Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Tier 1 capital — leverage (to average assets)	$160,726	12.38%	51,927	4.00	64,909	5.00
Tier 1 capital (to risk-weighted assets)	160,726	24.25	26,516	4.00	39,773	6.00
Total capital (to risk-weighted assets)	165,931	25.03	53,031	8.00	66,289	10.00

The Bank Secrecy Act, the USA Patriot Act, and related anti-money laundering (“AML”) laws have placed substantial requirements on financial institutions. During a prior examination of the Bank by the FDIC and the New York State Banking Department (“NYSBD”), the agencies identified certain supervisory issues with respect to the Bank’s AML compliance program that required management’s attention. The Bank entered into an informal agreement with both the FDIC and NYSBD with respect to these matters effective June 27, 2005. An informal agreement is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by agencies and is used when circumstances warrant a milder form of action than a formal supervisory action, such as a formal written agreement or cease and desist order. On June 18, 2007, Northfield Bank received joint notification from the FDIC and NYSBD indicating that the informal agreement was terminated.

The Federal Deposit Insurance Reform Act of 2005 (the Reform Act) was enacted in 2006. The Federal Deposit Insurance Reform Conforming Amendments Act of 2005, enacted in 2006, contains necessary technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements (Collectively, the Reform Act). The Reform Act: provided for, among other things, the merger of the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF); increases the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit; establishing a range within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR); allows the FDIC to manage the pace at which the reserve ratio varies within a specified range; eliminates the restrictions on premium rates based on the DRR and grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio; and grants a one-time initial assessment credit to recognize institutions’ past contributions to the fund. The Bank’s estimated assessment credits at December 31, 2007 and 2006 were approximately $460,000 and $862,000, respectively. The credits have not been recorded by the Company and will be realized in the future as they are utilized to offset future FDIC deposit insurance assessments. Deposits (excluding retirement accounts) in excess of $100,000 are not federally insured.

(12)	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

(a)	Cash, Cash Equivalents, and Certificates of Deposit

Cash and cash equivalents are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value. Certificates of deposits having original terms of six-months or less;

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

carrying value generally approximates fair value. Certificates of deposit with an original maturity of six months or greater; the fair value is derived from discounted cash flows.

(b)	Securities

The fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.

(c)	Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

(d)	Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, land, multifamily, commercial and consumer. Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans is estimated by discounting the future cash flows using current prepayment assumptions and current rates at which similar loans would be made to borrowers with similar credit ratings and for the similar remaining maturities.

Fair value for significant nonperforming loans is based on external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.

(e)	Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

(f)	Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of off-balance-sheet commitments is insignificant and therefore not included in the following table.

(g)	Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(h)	Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair values of the Company’s significant financial instruments at December 31, 2007, and 2006, are presented in the following table (in thousands):

	December 31,
	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$25,088	25,088	60,624	60,624
Certificates of deposit	24,500	24,546	5,200	5,199
Trading securities	3,605	3,605	2,667	2,667
Securities available-for-sale	802,817	802,817	713,498	713,498
Securities held-to-maturity	19,686	19,440	26,169	25,519
FHLB stock	6,702	6,702	7,186	7,186
Net loans held-for-investment	418,693	419,449	404,159	394,826
Loans held-for-sale	$270	270	125	125

Financial liabilities:
Deposits	$877,225	878,230	989,789	991,396
Repurchase Agreements
and other borrowings	124,420	125,176	128,534	126,399
Advance payments by borrowers	$843	843	783	783

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

(13)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.

Condensed Balance Sheets

	December 31,
	2007	2006
	(In thousands)

Assets
Cash in Northfield Bank	$68,424	—
Certificates of deposit	6,500	—
Investment in Northfield Bank	270,738	163,994
ESOP loan receivable	16,358	—
Accrued interest receivable	27	—
Other assets	5,339	—

Total assets	$367,386	163,994

Liabilities and Stockholders’ Equity
Total liabilities	$46	—
Total stockholders’ equity	367,340	163,994

Total liabilities and stockholders’ equity	$367,386	163,994

Northfield Bancorp, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005
		(In thousands)

Interest on ESOP loan	$195	—	—
Interest income on deposit in Northfield Bank	62	—	—
Interest income on certificates of deposit	79	—	—
Undistributed earnings of Northfield Bank	18,083	10,842	13,159

Total income	18,419	10,842	13,159

Contribution to charitable foundation	11,952	—	—
Other expenses	11	—	—
Income tax benefit	(4,051)

Total expense	7,912	—	—

Net income	$10,507	10,842	13,159

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Cash Flows

	December 31,
	2007	2006	2005
		(In thousands)

Cash flows from operating activities
Net income	$10,507	10,842	13,159
Contribution of stock to charitable foundation	8,952	—	—
Increase in accrued interest receivable	(27)	—	—
Deferred taxes	(3,336)	—	—
Increase in due from Northfield Bank	(1,287)	—
Increase in other assets	(716)	—	—
Increase in other liabilities	46	—	—
Undistributed earnings of Northfield Bank	(18,083)	(10,842)	(13,159)

Net cash used in operating activities	(3,944)	—	—

Cash flows from investing activities
Additional investment in Northfield Bank	(94,874)	—	—
Loan to ESOP	(17,563)	—	—
Principal payments on ESOP loan receivable	1,205	—	—
Purchase of certificates of deposit	(6,500)	—	—

Net cash used in investing activities	(117,732)	—	—

Cash flows from financing activities
Proceeds from stock offering, net	189,600	—	—
Contribution from Northfield Bancorp, MHC	500	—	—

Net cash provided by financing activities	190,100	—	—

Net increase in cash and cash equivalents	68,424	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$68,424	—	—

NORTHFIELD BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements — (Continued)

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2007 and 2006:

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Selected Operating Data:
Interest income	$15,502	15,644	16,637	17,919
Interest expense	7,244	7,397	7,478	6,717

Net interest income	8,258	8,247	9,159	11,202
Provision for loan losses	440	97	200	705

Net interest income after provision for loan losses	7,818	8,150	8,959	10,497
Other income	5,602	1,370	1,288	1,218
Other expenses	6,026	5,997	5,327	18,600

Income before income tax expense (benefit)	7,394	3,523	4,920	(6,885)
Income tax expense (benefit)	2,701	1,256	1,855	(7,367)

Net income	$4,693	2,267	3,065	482

Loss per common share(1)	n/a	n/a	n/a	(0.03)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Selected Operating Data:
Interest income	$16,105	16,329	16,242	16,191
Interest expense	6,409	6,919	7,449	7,629

Net interest income	9,696	9,410	8,793	8,562
Provision (credit) for loan losses	150	60	343	(318)

Net interest income after provision (credit) for loan losses	9,546	9,350	8,450	8,880
Other income	1,129	954	1,291	1,226
Other expenses	5,645	5,653	7,228	5,292

Income before income tax expense	5,030	4,651	2,513	4,814
Income tax expense	1,850	1,690	872	1,754

Net income	$3,180	2,961	1,641	3,060

Net loss per common share(1)	n/a	n/a	n/a	n/a

(1)	Net loss per share is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007 through December 31, 2007). The net loss for this period was $1,501,000 and the weighted average common shares outstanding were 43,076,586.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Not Applicable

ITEM 9A(T).	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Northfield Bancorp, Inc.’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) entitled “Proposal I — Election of Directors,” “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters — Codes of Conduct and Ethics,” “— Stockholder Communications,” and “— Board of Directors, Meetings and Standing Committees — Audit Committee” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2008 Proxy Statement entitled “Corporate Governance and Board Matters — Director Compensation,” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2008 Proxy Statement entitled “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors” are incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section of the Company’s 2008 Proxy Statement entitled “Corporate Governance and Board Matters — Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2008 Proxy Statement entitled “Audit-Related Matters — Policy for Approval of Audit and Permitted Non-audit Services” and — Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets — at December 31, 2007, and 2006

(C) Consolidated Statements of Income — Years ended December 31, 2007, 2006, and 2005

(D) Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2007, 2006, and 2005

(E) Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006, and 2005

(F) Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

      None.

(a)(3) Exhibits

3.1	Charter of Northfield Bancorp, Inc.*
3.2	Bylaws of Northfield Bancorp, Inc.*
4	Form of Common Stock Certificate of Northfield Bancorp, Inc.*
10.1	Northfield Bank Employee Stock Ownership Plan
10.2	Employment Agreement with Kenneth Doherty*
10.3	Employment Agreement with Steven M. Klein*
10.4	Northfield Bank Non-Qualified Supplemental Employee Stock Ownership Plan

10.5	Northfield Bank 2007 Executive Incentive Compensation Plan
10.6	Short Term Disability and Long Term Disability for Senior Management*
10.7	Amendments to Northfield Bank Non-Qualified Deferred Compensation Plan
10.8	Supplemental Executive Retirement Agreement with Albert J. Regen*
10.9	Amended Employment Agreements with John W. Alexander**
10.10	Amended Employment Agreements with Michael J. Widmer**
10.11	Northfield Bancorp, Inc. 2008 Management Incentive Plan
21	Subsidiaries of Registrant*
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

**	Incorporated by reference to Northfield Bancorp. Inc.’s Current Report on Form 8-K, dated January 3, 2008, filed with the Securities and Exchange Commission on January 6, 2008 (File Number 001-33732).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

By:	/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Date: March 26, 2008

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Alexander John W. Alexander	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2008

/s/ Steven M. Klein Steven M. Klein	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2008

/s/ Stanley A. Applebaum Stanley A. Applebaum	Director	March 26, 2008

/s/ John R. Bowen John R. Bowen	Director	March 26, 2008

/s/ Annette Catino Annette Catino	Director	March 26, 2008

/s/ Gil Chapman Gil Chapman	Director	March 26, 2008

/s/ John P. Connors, Jr. John P. Connors, Jr.	Director	March 26, 2008

/s/ John J. DePierro John J. DePierro	Director	March 26, 2008

/s/ Susan Lamberti Susan Lamberti	Director	March 26, 2008

/s/ Albert J. Regen Albert J. Regen	Director	March 26, 2008

/s/ Patrick E. Scura, Jr. Patrick E. Scura, Jr.	Director	March 26, 2008