Form 10-Q
period 2008-03-31
Northfield Bancorp, Inc.
filed 2008-05-15
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                      to
Commission File Number 1-33732

NORTHFIELD BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States of America	26-1384892
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1410 St. Georges Avenue , Avenel, New Jersey	07001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (732) 499-7200
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 44,803,061 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 12, 2008.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Cash and due from banks	$6,459	7,277
Interest-bearing deposits in other financial institutions	15,686	17,811

Total cash and cash equivalents	22,145	25,088

Certificates of deposit in other financial institutions	103,000	24,500
Trading securities	3,576	3,605
Securities available-for-sale, at estimated fair value (encumbered $303,506 in 2008 (unaudited) and $139,829 in 2007)	835,661	802,417
Securities held-to-maturity, at amortized cost (estimated fair value of $18,396 in 2008 (unaudited) and $19,440 in 2007 (encumbered $12,586 in 2008 (unaudited) and $6,338 in 2007)	18,347	19,686
Loans held-for-sale	120	270
Loans held-for-investment, net	446,407	424,329
Allowance for loan losses	(6,234)	(5,636)

Net loans held-for-investment	440,173	418,693

Accrued interest receivable	6,362	5,600
Bank owned life insurance	44,493	41,560
Federal Home Loan Bank of New York stock, at cost	12,881	6,702
Premises and equipment, net	7,456	7,727
Goodwill	16,159	16,159
Other assets	11,876	14,911

Total assets	$1,522,249	1,386,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$872,800	877,225
Securities sold under agreements to repurchase	228,000	102,000
Other borrowings	33,688	22,420
Advance payments by borrowers for taxes and insurance	1,878	843
Accrued expenses and other liabilities	7,927	17,090

Total liabilities	1,144,293	1,019,578

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 44,803,061 shares issued and outstanding at March 31, 2008 and December 31, 2007	448	448
Additional paid-in capital	199,399	199,395
Unallocated common stock held by employee stock ownership plan	(16,831)	(16,977)
Retained earnings	193,597	187,992
Accumulated other comprehensive income (loss)	1,343	(3,518)

Total stockholders’ equity	377,956	367,340

Total liabilities and stockholders’ equity	$1,522,249	1,386,918

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2008 and 2007
(Unaudited)
(In thousands, except share data)

	Three months ended
	March 31,
	2008	2007

Interest income:
Loans	$6,989	6,913
Mortgage-backed securities	8,425	7,199
Other securities	710	675
Federal Home Loan Bank of New York dividends	131	140
Deposits in other financial institutions	1,060	575

Total interest income	17,315	15,502

Interest expense:
Deposits	4,785	6,065
Borrowings	1,939	1,179

Total interest expense	6,724	7,244

Net interest income	10,591	8,258
Provision for loan losses	598	440

Net interest income after provision for loan losses	9,993	7,818

Non-interest income:
Fees and service charges for customer services	765	802
Income on bank owned life insurance	2,933	389
(Loss) gain on securities transactions, net	(327)	64
Gain on sale of premises, equipment and deposit relationships	—	4,308
Other	28	39

Total non-interest income	3,399	5,602

Non-interest expense:
Compensation and employee benefits	3,001	3,297
Occupancy	828	887
Furniture and equipment	220	212
Data processing	636	634
Professional fees	364	182
Other	937	814

Total non-interest expense	5,986	6,026

Income before income tax expense	7,406	7,394
Income tax expense	1,801	2,701

Net income	$5,605	4,693

Net income per common share	$0.13	N/A

N/A— Earnings per share was not applicable for the three months ended March 31, 2007, due to the Company not becoming a public entity until November 7, 2007.
See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three months ended March 31, 2008 and 2007
(Unaudited)
(Dollars in thousands)

				Unallocated common
			Additional	stock held by the		Accumulated other	Total
	Common Stock		paid-in	employee stock	Retained	comprehensive	stockholders’
	Shares	Par value	capital	ownership plan	earnings	income (loss)	equity

Balance at December 31, 2006	100	$—	510	—	177,731	(14,247)	163,994
Comprehensive income:
Net income					4,693		4,693
Change in other comprehensive loss, net of tax of $1,537						2,303	2,303

Total comprehensive income							6,996

Balance at March 31, 2007	100	—	510	—	182,424	(11,944)	170,990

Balance at December 31, 2007	44,803,061	448	199,395	(16,977)	187,992	(3,518)	367,340
Comprehensive income:
Net income					5,605		5,605
Change in other comprehensive income (loss), net of tax of $3,705						4,861	4,861

Total comprehensive income							10,466

ESOP shares allocated or committed to be released			4	146			150

Balance at March 31, 2008	44,803,061	$448	199,399	(16,831)	193,597	1,343	377,956

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2008 and 2007
(Unaudited)
(In thousands)
See accompanying notes to the unaudited consolidated financial statements.

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$5,605	4,693
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	598	440
Depreciation	333	333
Accretion of discounts, and deferred loan fees, net of amortization of premiums	(510)	325
Amortization of mortgage servicing rights	33	41
Income on bank owned life insurance	(423)	(389)
Gain on bank owned life insurance death benefit	(2,510)	—
Net gain on sale of loans	(16)	(28)
Proceeds from sale of loans	2,164	1,517
Origination of loans held-for-sale	(1,998)	(1,704)
Loss (gain) on securities transactions, net	327	(64)
Gain on sale of deposit relationships	—	(3,660)
Gain on sale of premises and equipment, net	—	(648)
Purchases of trading securities	(321)	(173)
(Increase) decrease in accrued interest receivable	(762)	286
Increase in other assets	(437)	(1,036)
(Decrease) increase in accrued expenses and other liabilities	(9,163)	2,168
Amortization of core deposit intangible	95	113

Net cash (used in) provided by operating activities	(6,985)	2,214

Cash flows from investing activities:
Net increase in loans receivable	$(22,072)	(18,054)
(Purchases) redemptions of Federal Home Loan Bank of New York stock, net	(6,179)	405
Purchases of securities available-for-sale	(136,785)	(32,934)
Principal payments and maturities on securities available-for-sale	110,163	65,119
Principal payments and maturities on securities held-to-maturity	1,338	1,699
Proceeds from sale of securities available-for-sale	2,261	3,726
Purchases of certificates of deposit in other financial institutions	(93,000)	(26,000)
Proceeds from maturities of certificates of deposit in other financial institutions	14,500	5,000
Purchase of bank owned life insurance	—	(7,000)
Purchases of premises and equipment	(62)	(134)
Proceeds from sale of premises and equipment	—	1,473

Net cash used in investing activities	(129,836)	(6,700)

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,425)	3,347
Deposit relationships sold, net	—	(22,985)
Increase in advance payments by borrowers for taxes and insurance	1,035	1,320
Repayments under capital lease obligations	(32)	(27)
Proceeds from securities sold under agreements to repurchase	185,000	20,000
Repayments related to securities sold under agreements to repurchase	(59,000)	(9,000)
Net increase in other borrowings	11,300	—

Net cash provided by (used in) financing activities	133,878	(7,345)

Net decrease in cash and cash equivalents	(2,943)	(11,831)
Cash and cash equivalents at beginning of period	25,088	60,624

Cash and cash equivalents at end of period	$22,145	48,793

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,280	7,818
Income taxes	9,563	310

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 1 — Basis of Presentation
     The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc., and its wholly owned subsidiary, Northfield Bank (the “Bank”) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- month period ended March 31, 2008, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007, of Northfield Bancorp, Inc. as filed with the SEC.
Note 2 —Net Income Per Common Share
     Net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. For purposes of calculating net income per common share, weighted average common shares outstanding excludes unallocated employee stock ownership (ESOP) shares that have not been committed for release. There were 43,111,876 average shares outstanding during the three months ended March 31, 2008, for purposes of calculating net income per common share. Net income per common share is not applicable for the three months ended March 31, 2007, due to the Company not becoming a public entity until November 7, 2007.
Note 3 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows:

	March 31,	December 31,
	2008	2007

Real estate loans:
Commercial mortgage	$248,959	243,902
One- to four-family residential mortgage	97,175	95,246
Home equity and lines of credit	13,382	12,797
Construction and land	46,800	44,850
Multifamily	26,173	14,164

Total real estate loans	432,489	410,959

Commercial and industrial loans	12,085	11,397
Other loans	1,715	1,842

Total commercial and industrial and other loans	13,800	13,239

Total loans held-for-investment	446,289	424,198
Deferred loan cost, net	118	131

Loans held-for-investment, net	446,407	424,329
Allowance for loan losses	(6,234)	(5,636)

Net loans held-for-investment	$440,173	418,693

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Activity in the allowance for loan losses is as follows:

	At or for the
	three months ended
	March 31,
	2008	2007

Beginning balance	$5,636	5,030
Provision for loan losses	598	440
Recoveries	—	—
Charge-offs	—	(14)

Ending balance	$6,234	5,456

     Included in loans held-for-investment, net are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans) was $10.3 million and $8.6 million at March 31, 2008, and December 31, 2007, respectively. Loans past due ninety days or more and still accruing interest were $970,000 and $1.2 million at March 31, 2008, and December 31, 2007, respectively, and are considered well secured and in the process of collection. The Company is under no commitment to lend additional funds to borrowers whose loans are on nonaccrual status or who are past due 90 days or more and still accruing interest.
Note 4 — Deposits
Deposits are as follows:

	March 31,	December 31,
	2008	2007

Non-interest-bearing demand	$95,322	99,208
Interest-bearing negotiable orders of withdrawal (NOW)	61,582	57,555
Savings-passbook, statement, tiered, and money market	333,133	317,875
Certificates of deposit	382,763	402,587

	$872,800	877,225

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended
	March 31,
	2008	2007

NOW	$302	149
Savings-passbook, statement, tiered, and money market	602	597
Certificates of deposit	3,881	5,319

	$4,785	6,065

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 5 — Other Postretirement Benefits
The following table sets forth the components of net periodic postretirement benefit costs:

	Three months ended
	March 31,
	2008	2007

Service cost	$1	1
Interest cost	24	17
Amortization of transition obligation	4	4
Amortization of prior service costs	4	4
Amortization of unrecognized loss (gain)	5	(4)

	$38	22

Note 6 — Fair Value Measurement
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2008, by level within the fair value hierarchy as required by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$814,691	$—	$814,691	$—
Corporate bonds	13,589	—	13,589	—
Equities	7,381	7,381	—	—

Total available-for-sale	835,661	7,381	828,280	—

Trading securities	3,576	3,576	—	—

Total assets	$839,237	$10,957	$828,280	$—

     Available -for- Sale Securities: The estimated fair values for mortgage-backed and corporate securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs,) and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1 are derived from quoted market prices in active markets, these assets consist of money market mutual funds.
     Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
     Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.
     At March 31, 2008, the Company had $6.2 million of impaired loans that were recorded at their estimated fair value. Included in this amount was $3.0 million in loans that had a fair value impairment charge of $241,000 for the three months ended March, 31, 2008, utilizing Level 3 inputs. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
     Certain non-financial assets and liabilities measured on a recurring and nonrecurring basis include goodwill and other intangible assets and other non-financial long-lived assets. The Financial Accounting Standards Board (FASB) has delayed provisions of SFAS No. 157 related to the fair value measurement of non-financial assets and liabilities until fiscal periods beginning after November 15, 2008; therefore, the Company will apply the applicable provisions of SFAS No. 157 for non-financial assets and liabilities beginning January 1, 2009.
Note 7 — Income Taxes
     The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company and the Bank also file income tax returns in the State of New Jersey. With few exceptions, the Company is no longer subject to federal and local income tax examinations by tax authorities for years prior to 2004. The following is a reconciliation of the beginning and ending gross unrecognized tax benefits for the three months ended March 31, 2008. The amounts have not been reduced by the federal deferred tax effects of unrecognized state benefits.

Unrecognized tax benefits at January 1, 2008	$2,700
Payments for tax positions of prior years	(1,246)

Unrecognized tax benefits at March 31, 2008	$1,454

     The Company records interest accrued related to uncertain tax benefits as tax expense. During the three months ended March 31, 2008, the Company accrued $62,000 in interest on uncertain tax positions. The Company records penalties accrued as other expenses. The Company has not accrued for penalties.
Note 8 — Recent Accounting Pronouncements
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted the statement effective January 1, 2008. The adoption of Statement No. 159 did not have a material impact on the Company’s financial statements as the Company did not choose to measure any additional financial instruments or certain other items at fair value.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the effect, if any, this statement will have on its disclosures related to hedging activities.

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
Critical Accounting Policies
     Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007.

Overview
     Total assets increased $135.3 million to $1.522 billion at March 31, 2008, from $1.387 billion at December 31, 2007. The Company experienced an increase in certificates of deposit in other financial institutions of $78.5 million, an increase in securities available-for-sale of $33.2 million, an increase in bank owned life insurance of $2.9 million, an increase in Federal Home Loan Bank of New York stock of $6.2 million, and an increase in net loans held-for-investment of $21.5 million. These increases were partially offset by decreases in securities held-to-maturity, premises and equipment, and other assets. The increase in assets was funded primarily with securities sold under agreements to repurchase. Total liabilities increased $124.7 million to $1.144 billion at March 31, 2008, from $1.020 billion at December 31, 2007. The increase related primarily to an increase in securities sold under agreements to repurchase and other borrowings of $137.3 million, totaling $261.7 million at March 31, 2008, as compared to $124.4 million at December 31, 2007. The increase in securities sold under agreements to repurchase and other borrowings was partially offset by a decrease of $4.4 million in deposits. Total stockholders’ equity amounted to $378.0 million, an increase of $10.6 million, as compared $367.3 million at December 31, 2007. The increase was due primarily to net income for the three months ended March 31, 2008, as well as a decrease in unrealized losses on securities available -for- sale, net of tax.
     Net income increased $912,000, or 19.4%, to $5.6 million for the quarter ended March 31, 2008, compared to $4.7 million for the quarter ended March 31, 2007. Operating results for the current quarter included a $2.5 million, nontaxable, death benefit realized on bank owned life insurance. For the quarter ended March 31, 2007, operating results included a pre-tax gain of $4.3 million ($2.4 million, net of tax) related to the sale of two branch locations and associated deposit relationships. Net income per common share for the quarter ended March 31, 2008 was $0.13. Excluding the realized gain on the death benefit from bank owned life earnings per share for the quarter ended March 31, 2008, was $0.07 per share.
     Net income for the first quarter of 2008 as compared to the first quarter of 2007 was positively affected by an increase in net interest income of $2.3 million, or 28.3%, and a decrease in income tax expense of $900,000 due to lower taxable income resulting, in part, from the realization of a nontaxable death benefit on bank owned life insurance. Total non-interest expense declined slightly over the comparable prior year quarter. These items were partially offset by an increase in the provision for loan losses of $158,000 and a decrease in non-interest income of $2.2 million. The increase in the provision for loan losses was due primarily to loan growth, and deterioration in one impaired loan with a total outstanding principal balance of approximately $3.4 million at March 31, 2008. The decrease in non-interest income was due primarily to a gain of $4.3 million on the sale of deposits in two underperforming branches in March 2007. We had no similar transaction in 2008. The reduction in non-interest income was partially offset by the realized nontaxable death benefit of approximately $2.5 million in the quarter ended March 31, 2008.
Comparison of Financial Condition at March 31, 2008 and December 31, 2007
     Cash and cash equivalents decreased $2.9 million, or 11.7%, to $22.1 million at March 31, 2008, from $25.1 million at December 31, 2007.
     Certificates of deposit in other financial institutions increased $78.5 million, or 320.4%, to $103.0 million at March 31, 2008, from $24.5 million at December 31, 2007. The increase was attributable to the purchase of $93.0 million of certificates of deposit partially offset by maturities of $14.5 million. When opportunities exist, the Company has deployed a strategy to match fund investments in certificates of deposit in other financial institutions with similar term borrowings (securities sold under agreement to repurchase.)
     Bank owned life insurance increased $2.9 million, or 7.1%, to $44.5 million at March 31, 2008, from $41.6 million at December 31, 2007. The increase in bank owned life insurance was attributable to death benefits receivables of $2.5 million and an increase in the cash surrender value of polices of $423,000.
     Securities available-for-sale increased $33.2 million, or 4.1%, to $835.7 million at March 31, 2008, from $802.4 million at December 31, 2007. The increase was attributable to purchases of $136.8 million, an increase of $8.3 million in the estimated fair value, and net accretion of discounts of $505,000, partially offset by sales of $2.2 million and maturities and paydowns of $110.2 million.
     Loans held-for-investment, net, increased $22.1 million, or 5.2%, to $446.4 million at March 31, 2008, from $424.3 million at December 31, 2007. Commercial real estate loans increased $5.1 million, or 2.1%, to $249.0 million at March 31, 2008, from $243.9 million at December 31, 2007. Multifamily loans increased $12.0 million, or 84.8%, to $26.2 million at March 31, 2008, from $14.2 million at December 31, 2007. We continue to focus on originating commercial real estate and multifamily loans which meet our underwriting standards to the extent loan demand exists. One- to four-family residential mortgage loans increased $1.9 million, or 2.0%, to $97.2 million at March 31, 2008, from $95.2 million at December 31, 2007. Construction and land loans increased $2.0 million, or 4.3%, to $46.8 million at March 31, 2008, from $44.9 million at December 31, 2007. Home equity loans and lines of credit increased $585,000, or 4.6%, to $13.4 million at March 31, 2008, from $12.8 million at December 31, 2007. Other loans decreased $127,000, or 6.9%, to $1.7 million at March 31, 2008, from $1.8 million at December 31, 2007.
     Deposits decreased $4.4 million, or 0.5%, to $872.8 million at March 31, 2008, from $877.2 million at December 31, 2007. The decrease was primarily attributable to a decrease in non-interest bearing demand accounts of $3.9 million, or 3.9%, and a decrease in certificates of deposit of $19.8 million, or 4.9%. The decrease in certificates of deposit was primarily attributable to the significant competition to attract deposits in our markets of Richmond and King Counties in New York and Union and Middlesex Counties in New Jersey. After considering competition, our available opportunities to invest such deposits, and the overall customer relationship with Northfield Bank, we may choose not to compete for certain types of deposits, including certificates of deposit. These decreases in non-interest bearing demand accounts and certificates of deposit were partially offset by an increase in total savings accounts of $15.3 million, or 4.8%. The increase in total savings accounts was attributable to an increase in money market accounts of $23.4 million, or 389.4%, partially offset by a decrease of $8.1 million, or 2.6%, in statement, passbook, and tiered savings accounts.
     Total borrowings increased $137.3 million, or 110.3%, to $261.7 million at March 31, 2008, from $124.4 million at December 31, 2007. The increase was attributable to proceeds of $185.0 million from securities sold under agreements to repurchase and an increase in other borrowings of $11.3 million. These increases were partially offset by repayments related to securities sold under agreements to repurchase of $59.0 million. The Company utilized the proceeds of borrowings to fund investment securities leverage strategies.
     Total stockholders’ equity increased $10.6 million, or 2.9%, to $378.0 million at March 31, 2008, from $367.3 million at December 31, 2007. The increase was primarily attributable to net income of $5.6 million for the three months ended March 31, 2008 and other comprehensive income of $4.9 million primarily attributable to the change in the estimated fair value of available -for- sale securities. Generally, as market interest rates have declined during the period, the resultant estimated fair values of fixed-rate securities have increased.
Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007
     Interest income. Interest income increased $1.8 million, or 11.7%, to $17.3 million for the three months ended March 31, 2008, from $15.5 million for the three months ended March 31, 2007. The increase in net interest income was primarily the result of an increase in average interest-earning assets of $146.4 million, or 11.9%, coupled with an increase in the net interest margin of 38 basis points, or 14.0%, from 2.72% to 3.10%. Average interest-earning assets increased in the first quarter of 2008 as compared to the first quarter of 2007, as average loans held-for-investment, net increased $16.3 million, or 3.9%. Average interest-earning assets were also positively affected by an increase of $124.1 million, or 16.5%, in mortgage-backed securities and deposits in other financial institutions from leveraging strategies executed in the latter part of 2007 and the first quarter of 2008. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.11% for the three months ended March 31, 2007, to 5.06% for the three months ended March 31, 2008. The decrease in the yield earned on interest-earning assets was due to declines in market interest rates.
     Interest income on loans increased $76,000, or 1.1%, to $7.0 million for the three months ended March 31, 2008, from $6.9 million for the three months ended March 31, 2007. The average balance of loans increased $16.3 million, or 3.9%, to $433.2 million for the three months ended March 31, 2008, from $416.9 million for the three months ended March 31, 2007, reflecting our continued efforts to grow our loan portfolio, primarily commercial real estate and multifamily loans. The average yield earned on our loan portfolio decreased 24 basis points, or 3.6%, to 6.49% for the three months ended March 31, 2008, from 6.73% for the three months ended March 31, 2007. The decrease in the yield earned on loans was primarily attributable to decreases in market interest rates.
     Interest income on mortgage-backed securities increased $1.2 million, or 17.0%, to $8.4 million for the three months ended March 31, 2008, from $7.2 million for the three months ended March 31, 2007. The increase resulted from an increase of $59.4 million, or 8.5% in the average balance of mortgage-backed securities to $760.0 million for the three months ended March 31, 2008, from $700.6 million for the three months ended March 31, 2007. The average yield earned on mortgage-backed securities was 4.46% for the three months ended March 31, 2008, compared to 4.17% for the three months ended March 31, 2007.
     Interest income on other securities increased $35,000, or 5.2%, to $710,000 for the three months ended March 31, 2008, from $675,000 for the three months ended March 31, 2007. The increase resulted from the average balance of other securities increasing $2.4 million, or 4.4%, to $58.0 million for the three months ended March 31, 2008, from $55.6 million for the three months ended March 31, 2007. The average yield earned remained at 4.92% for both periods.

     Interest income on deposits in other financial institutions increased $485,000, or 84.3% to $1.1 million for the three months ended March 31, 2008, from $575,000 for the three months ended March 31, 2007. The increase resulted from an increase in the average balance of interest-earning deposits, which increased $64.7 million, or 130.8%, to $114.1 million for the three months ended March 31, 2008, from $49.4 million for the three months ended March 31, 2007. The increase in the average balance is primarily related to the deployment of a leverage strategy in the latter part of 2007 and the first quarter of 2008. The average yield earned on interest-earning deposits was 3.74% for the three months ended March 31, 2008, compared to 4.72% for the three months ended March 31, 2007.
     Interest Expense. Interest expense decreased $520,000 or 7.2%, to $6.7 million for the three months ended March 31, 2008, from $7.2 million for the three months ended March 31, 2007. The decrease was attributable to a decrease in interest expense on deposits of $1.3 million, or 21.1%, partially offset by an increase in interest expense on borrowings of $760,000, or 64.5%. The decrease in interest expense on deposits was attributable to average interest-bearing deposits decreasing $121.3 million, or 13.7%, to $765.8 million for the three months ended March 31, 2008, as compared to $887.2 million for the three months ended March 31, 2007, primarily as a result of the sale of $26.6 million of deposits in two branches at the end of the first quarter of 2007, and customers using $82.4 million in deposits to purchase common stock in the Company’s initial public offering during the fourth quarter of 2007.
     Interest expense on certificates of deposit decreased $1.4 million, or 27.0%, to $3.9 million for the three months ended March 31, 2008, from $5.3 million for the three months ended March 31, 2007. The decrease in interest expense on certificates of deposit was caused by a decrease in the average balance of $103.9 million, or 20.9%, to $392.3 million for the three months ended March 31, 2008, compared to $496.1 million for the three months ended March 31, 2007 and a decrease in the average rate we paid on certificates of deposit. The average rate we paid on certificates of deposit decreased 37 basis points, or 8.5%, to 3.98% for the three months ended March 31, 2008, from 4.35% for the three months ended March 31, 2007.
     Interest expense on savings, NOW, and money market accounts increased $158,000, or 21.2%, to $904,000 for the three months ended March 31, 2008, from $746,000 for the three months ended March 31, 2007. The increase in interest expense on savings, NOW, and money market accounts was caused by an increase in the average rate we paid on these accounts of 20 basis points, or 26.0%, partially offset by a decrease of $17.5 million, or 4.5%, in the average balances to $373.6 million for the three months ended March 31, 2008, from $391.0 million for the three months ended March 31, 2007. The average rate we paid on these accounts was 0.97% for the three months ended March 31, 2008, compared to 0.77% for the three months ended March 31, 2007.
     Interest expense on borrowings (securities sold under agreements to repurchase and other borrowings) increased $760,000, or 64.5%, to $1.9 million for the three months ended March 31, 2008, from $1.2 million for the three months ended March 31, 2007. The average balance of borrowings increased $84.2 million, or 67.4%, to $209.3 million for the three months ended March 31, 2008, from $125.1 million for the three months ended March 31, 2008. The Company used the proceeds from borrowings to purchase securities available-for-sale and certificates of deposit in other financial institutions, and to fund loan originations. The increase in the average balance was partially offset by a nine basis point decrease in the average rate we paid on borrowings, or 2.4%, to 3.73% for the three months ended March 31, 2008, from 3.82% for the three months ended March 31, 2007, reflecting lower market interest rates.
     Net Interest Income. Net interest income increased $2.3 million, or 28.3%, to $10.6 million for the three months ended March 31, 2008, from $8.3 million for the three months ended March 31, 2007. Our net interest margin increased 38 basis points to 3.10% for the three months ended March 31, 2008, from 2.72% for the three months ended March 31, 2007.
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
     Based on our evaluation of the above factors, we recorded a provision for loan losses of $598,000 for the three months ended March 31, 2008, and a provision for loan losses of $440,000 for the three months ended March 31, 2007. We recorded net charge-offs of $0 and $14,000 for the three months ended March 31, 2008 and 2007, respectively. The allowance for loan losses was $6.2 million, or 1.40% of total loans receivable at March 31, 2008, compared to $5.6 million, or 1.33% of total loans receivable at December 31, 2007. The provision for loan losses increased between the two periods primarily due to providing for impaired loans of $241,000 during the three months ended March 31, 2008. Although loan balances increased by $22.1 million for the three months ended March 31, 2008, as compared to $18.1 million for the three months ended March 31, 2007, the mix of the loan growth shifted from commercial real estate loans during the first quarter of 2007 to multifamily real estate loans during the first quarter of 2008. Generally, commercial real estate loans have a greater risk of loss than multifamily loans and therefore have a higher loss factor in our allowance for loan loss calculation.
     The Company’s non-performing loans totaled $11.3 million at March 31, 2008, an increase from $9.8 million at December 31, 2007. The increase in non-performing loans from December 31, 2007, was primarily attributable to an increase in non-performing one- to four-family residential mortgage loans of $595,000, an increase of $213,000 in non-performing construction loans, and an increase of $896,000 in non-performing commercial real estate loans. These increases were partially offset by a decrease in non-performing commercial and industrial loans of $248,000. The increase in non-performing loans did not have a material impact on the provision for loan losses for the three months ended March 31, 2008, in part, because the loans were secured by real estate with adequate loan-to-value ratios.
     Non-interest Income. Non-interest income decreased $2.2 million to $3.4 million for the three months ended March 31, 2008, from $5.6 million for the three months ended March 31, 2007. The decrease in non-interest income was due primarily to a gain of $4.3 million on the sale of deposits in two underperforming branches in March 2007. We had no similar transaction in 2008. In addition gain on securities transactions, net decreased $391,000 primarily as a result of declines in estimated fair values of trading securities. The reduction in non-interest income was partially offset by the realized nontaxable death benefit of approximately $2.5 million in the quarter ended March 31, 2008.
     Non-interest Expense. Non-interest expense remained relatively unchanged at $6.0 million for the three months ended March 31, 2008 and 2007, respectively. Compensation and benefits decreased $296,000, or 9.0%, to $3.0 million for the three months ended March 31, 2008, from $3.3 million for the three months ended March 31, 2007. The decrease was primarily attributable to the decrease in the estimated fair value of securities utilized to indirectly fund certain deferred compensation arrangements. Occupancy expense decreased $59,000, or 6.7%, to $828,000 for the three months ending March 31, 2008, from $887,000 for the three months ended March 31, 2007. This decrease was primarily due to the sale of two underperforming branches in March 2007. These decreases were offset by increases in furniture and equipment, data processing, professional, and other non-interest expenses of $315,000.
     Income Tax Expense. The provision for income taxes was $1.8 million for the three months ended March 31, 2008, compared to $2.7 million for the three months ended March 31, 2007, reflecting a decrease in taxable income. Our effective tax rate was 24.3% for the three months ended March 31, 2008, compared to 36.5% for the three months ended March 31, 2007. The decrease in the effective tax rate was primarily a result of an increase in non-taxable income of $2.5 million as a result of the gain from bank owned life insurance death benefits.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended March 31,
	2008			2007
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$433,166	$6,989	6.49%	$416,871	$6,913	6.73%
Mortgage-backed securities	760,018	8,425	4.46	700,608	7,199	4.17
Other securities	58,042	710	4.92	55,600	675	4.92
Federal Home Loan Bank of New York stock	10,524	131	5.01	6,922	140	8.20
Deposits in other financial institutions	114,137	1,060	3.74	49,445	575	4.72

Total interest-earning assets	1,375,887	17,315	5.06	1,229,446	15,502	5.11
Non-interest-earning assets	83,968			56,031

Total assets	$1,459,855			$1,285,477

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$373,569	904	0.97	$391,041	746	0.77
Certificates of deposit	392,260	3,881	3.98	496,123	5,319	4.35

Total interest-bearing deposits	765,829	4,785	2.51	887,164	6,065	2.77
Repurchase agreements	178,923	1,650	3.71	102,577	968	3.83
Other borrowings	30,399	289	3.82	22,496	211	3.80

Total interest-bearing liabilities	975,151	6,724	2.77	1,012,237	7,244	2.90
Non-interest bearing deposit accounts	94,364			97,246
Accrued expenses and other liabilities	16,563			10,928

Total liabilities	1,086,078			1,120,411
Stockholders’ equity	373,777			165,066

Total liabilities and stockholders’ equity	$1,459,855			$1,285,477

Net interest income		$10,591			$8,258

Net interest rate spread (2)			2.29%			2.21%
Net interest-earning assets (3)	$400,736			$217,209

Net interest margin (4)			3.10%			2.72%
Average interest-earning assets to interest-bearing liabilities			141.09%			121.46%

(1)	Average yields and rates for the three months ended March 31, 2008 and 2007, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York, which provides an additional source of short-term and long-term funding. Securities sold under agreements to repurchase and other borrowings were $239.3 million at March 31, 2008, at a weighted average interest rate of 3.26%. A total of $148.0 million of these borrowings will mature in less than one year. Securities sold under agreements to repurchase and other borrowings were $102.0 million at December 31, 2007. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At March 31, 2008 and December 31, 2007, Northfield Bank exceeded all regulatory capital requirements.

			Minimum Required to
			Be Well Capitalized
		Minimum Required	under Prompt
		for Capital	Corrective Action
	Actual Ratio	Adequacy Purposes	Provisions
As of March 31, 2008:
Tangible capital to tangible assets	18.10%	1.50%	NA %
Tier 1 capital — leverage (to average assets)	18.10	4.00	5.00
Total capital (to risk- weighted assets)	39.71	8.00	10.00

As of December 31, 2007:
Tangible capital to tangible assets	18.84%	1.50%	NA %
Tier 1 capital — leverage (to average assets)	18.84	4.00	5.00
Total capital (to risk- weighted assets)	38.07	8.00	10.00
Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

     The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2008:

		Less than	One-Three	Three-Five	More than
Contractual Obligation	Total	One Year	Years	Years	Five Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$259,300	168,000	70,000	21,300	—

Commitments to originate loans	$27,380	27,380	—	—	—

Commitments to fund unused lines of credit	$33,146	33,146	—	—	—
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
     In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of March 31, 2008, have not changed significantly from December 31, 2007.
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Operating Results in the Company’s Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset Liability Committee (“ALCO”) and a Management Asset/Liability Committee (“MALCO”.) The MALCO is comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Chief Financial Officer, our Chief Lending Officer and our Executive Vice President of Operations. The MALCO committee reports to the ALCO committee, which is comprised of four outside directors. These committees are responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our board of directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
     We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial real estate loans and multifamily loans that generally tend to have shorter maturities and higher interest rates that generally reset at five years;

•	investing in shorter term investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower cost deposits and longer-term Federal Home Loan Bank advances and repurchase agreements.
     Shortening the average term of our interest-earning assets by increasing our investments in shorter-term loans, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
     Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100 or 200 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
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

     The tables below set forth, as of March 31, 2008, our calculation of the estimated changes in our NPV and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV
		Estimated
Change in		Present		Estimated	Estimated	Net Interest
Interest Rates	Estimated Present	Value of	Estimated	Change In	NPV/Present Value	Income Percent
(basis points)	Value of Assets	Liabilities	NPV	NPV	of Assets Ratio	Change

+200	$1,464,454	$1,072,174	$392,280	$(40,762)	26.79%	(5.81)%
+100	1,501,125	1,087,896	413,229	(19,813)	27.53%	(2.66)%
0	1,537,199	1,104,157	433,042	—	28.17%	—
-100	1,560,545	1,120,984	439,561	6,519	28.17%	(0.07)%
-200	$1,566,942	$1,138,503	$428,439	$(4,603)	27.34%	(4.43)%
     The table above indicates that at March 31, 2008, in the event of a 200 basis point increase in interest rates, we would experience a 138 basis point decrease in NPV ratio, and a 5.81% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience an 83 basis point decrease in NPV ratio and a 4.43% decrease in net interest income. Our internal policies provide that, in the event of a 200 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 9.5% of total assets. As of March 31, 2008, we were within Board approved policy.
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

ITEM 4. CONTROLS AND PROCEDURES
     Not applicable
ITEM 4T. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
     There have been no material changes in the “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities. There were no issuer repurchases of securities during the period covered.
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

NORTHFIELD BANCORP, INC. (Registrant)
Date: May 14, 2008	/s/ John W. Alexander
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