Form 10-Q
period 2008-06-30
Northfield Bancorp, Inc.
filed 2008-08-14
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 44,803,061 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 12, 2008.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007

	(Unaudited)
ASSETS:

Cash and due from banks	$6,272	7,277
Interest-bearing deposits in other financial institutions	10,659	17,811

Total cash and cash equivalents	16,931	25,088

Certificates of deposit in other financial institutions	94,527	24,500
Trading securities	3,663	3,605
Securities available-for-sale, at estimated fair value (encumbered $393,186 in 2008 (unaudited) and $139,829 in 2007)	843,742	802,417
Securities held-to-maturity, at amortized cost (estimated fair value of $16,742 in 2008 (unaudited) and $19,440 in 2007 (encumbered $11,643 in 2008 (unaudited) and $6,338 in 2007)	16,967	19,686
Loans held-for-sale	—	270
Loans held-for-investment, net	517,683	424,329
Allowance for loan losses	(7,463)	(5,636)

Net loans held-for-investment	510,220	418,693

Accrued interest receivable	7,255	5,600
Bank owned life insurance	41,127	41,560
Federal Home Loan Bank of New York stock, at cost	14,630	6,702
Premises and equipment, net	8,296	7,727
Goodwill	16,159	16,159
Other assets	17,456	14,911

Total assets	$1,590,973	1,386,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$909,032	877,225
Securities sold under agreements to repurchase	194,500	102,000
Other borrowings	103,654	22,420
Advance payments by borrowers for taxes and insurance	1,370	843
Accrued expenses and other liabilities	8,831	17,090

Total liabilities	1,217,387	1,019,578

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 44,803,061 shares issued and outstanding at June 30, 2008 and December 31, 2007	448	448
Additional paid-in-capital	199,408	199,395
Unallocated common stock held by employee stock ownership plan	(16,685)	(16,977)
Retained earnings	197,162	187,992
Accumulated other comprehensive loss	(6,747)	(3,518)

Total stockholders’ equity	373,586	367,340

Total liabilities and stockholders’ equity	$1,590,973	1,386,918

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months and six months ended June 30, 2008 and 2007
(Unaudited)
(In thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2008	2007	2008	2007

Interest income:
Loans	$7,397	7,133	14,386	14,046
Mortgage-backed securities	9,346	7,234	17,771	14,433
Other securities	226	388	936	1,063
Federal Home Loan Bank of New York dividends	204	128	335	268
Deposits in other financial institutions	924	761	1,984	1,336

Total interest income	18,097	15,644	35,412	31,146

Interest expense:
Deposits	4,431	6,043	9,216	12,108
Borrowings	2,119	1,354	4,058	2,533

Total interest expense	6,550	7,397	13,274	14,641

Net interest income	11,547	8,247	22,138	16,505
Provision for loan losses	1,240	97	1,838	537

Net interest income after provision for loan losses	10,307	8,150	20,300	15,968

Non-interest income:
Fees and service charges for customer services	756	751	1,521	1,553
Income on bank owned life insurance	424	432	3,357	821
(Loss) gain on securities transactions, net	(16)	180	(343)	244
Gain on sale of premises, equipment and deposit relationships	—	—	—	4,308
Other	43	7	71	46

Total non-interest income	1,207	1,370	4,606	6,972

Non-interest expense:
Compensation and employee benefits	3,066	3,227	6,067	6,524
Occupancy	831	818	1,659	1,705
Furniture and equipment	221	209	441	421
Data processing	635	521	1,271	1,155
Professional fees	304	268	669	450
Other	882	954	1,818	1,768

Total non-interest expense	5,939	5,997	11,925	12,023

Income before income tax expense	5,575	3,523	12,981	10,917
Income tax expense	2,010	1,256	3,811	3,957

Net income	$3,565	2,267	9,170	6,960

Net income per common share	$0.08	N/A	0.21	N/A

N/A- Net income per common share is not applicable for the three and six months ended June 30, 2007, due to the Company not becoming a public entity until November 7, 2007.
See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six months ended June 30, 2008 and 2007
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock held		Accumulated	Total
	Common Stock		Additional paid-in	by the employee	Retained	other	stockholders’
	Shares	Par value	capital	stock ownership plan	earnings	comprehensive loss	equity

Balance at December 31, 2006	100	$—	510	—	177,731	(14,247)	163,994
Comprehensive income:
Net income					6,960		6,960
Change in other comprehensive income, net of tax of $910						(1,366)	(1,366)

Total comprehensive income							5,594

Captial contribution from Northfield Bancorp, MHC			500				500

Balance at June 30, 2007	100	—	1,010	—	184,691	(15,613)	170,088

Balance at December 31, 2007	44,803,061	448	199,395	(16,977)	187,992	(3,518)	367,340
Comprehensive income:
Net income					9,170		9,170
Change in other comprehensive income, net of tax of $2,347						(3,229)	(3,229)

Total comprehensive income							5,941

ESOP shares allocated or committed to be released			13	292			305

Balance at June 30, 2008	44,803,061	$448	199,408	(16,685)	197,162	(6,747)	373,586

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2008 and 2007
(Unaudited) (In thousands)

	Six months ended June 30,

	2008	2007

Cash flows from operating activities:
Net income	$9,170	6,960
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,838	537
Depreciation	667	658
Accretion of discounts, and deferred loan fees, net of amortization of premiums	(682)	175
Amortization of mortgage servicing rights	66	84
Income on bank owned life insurance	(847)	(821)
Gain on bank owned life insurance death benefit	(2,510)	—
Net gain on sale of loans	(19)	(27)
Proceeds from sale of loans	3,012	2,925
Origination of loans held-for-sale	(2,723)	(3,242)
Loss (gain) on securities transactions, net	343	(244)
Gain on sale of deposit relationships	—	(3,660)
Gain on sale of premises and equipment, net	—	(648)
Purchases of trading securities	(424)	(557)
(Increase) decrease in accrued interest receivable	(1,655)	395
(Increase) decrease in other assets	(159)	1,125
(Decrease) increase in accrued expenses and other liabilities	(8,259)	1,094
Amortization of core deposit intangible	190	189

Net cash (used in) provided by operating activities	(1,992)	4,943

Cash flows from investing activities:
Net increase in loans receivable	$(93,307)	(14,054)
(Purchases) redemptions of Federal Home Loan Bank of New York stock, net	(7,928)	1,069
Purchases of securities available-for-sale	(219,458)	(95,733)
Principal payments and maturities on securities available-for-sale	170,955	106,286
Principal payments and maturities on securities held-to-maturity	2,717	3,496
Proceeds from sale of securities available-for-sale	2,261	3,726
Purchases of certificates of deposit in other financial institutions	(118,527)	(26,000)
Proceeds from maturities of certificates of deposit in other financial institutions	48,500	27,000
Purchase of bank owned life insurance	—	(7,000)
Cash received from bank owned life insurance settlement	3,790	—
Purchases of premises and equipment	(1,236)	(280)
Proceeds from sale of premises and equipment	—	1,473

Net cash used in investing activities	(212,233)	(17)

Cash flows from financing activities:
Net increase in deposits	31,807	4,809
Deposit relationships sold, net	—	(22,985)
Increase in advance payments by borrowers for taxes and insurance	527	856
Repayments under capital lease obligations	(65)	(55)
Proceeds from securities sold under agreements to repurchase	239,500	20,000
Repayments related to securities sold under agreements to repurchase	(147,000)	(17,000)
Net increase in other borrowings	81,299	—
Capital contribution from Northfield Bancorp, MHC	—	500

Net cash provided by (used in) financing activities	206,068	(13,875)

Net decrease in cash and cash equivalents	(8,157)	(8,949)
Cash and cash equivalents at beginning of period	25,088	60,624

Cash and cash equivalents at end of period	$16,931	51,675

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,807	14,703
Income taxes	16,255	2,891
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
          In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Note 2 —Net Income Per Common Share
          Net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. For purposes of calculating net income per common share, weighted average common shares outstanding excludes unallocated employee stock ownership (ESOP) shares that have not been committed for release. There were 43,126,414 and 43,119,145 average shares outstanding during the three and six months ended June 30, 2008, respectively, for purposes of calculating net income per common share. Net income per common share is not applicable for the three and six months ended June 30, 2007, due to the Company not becoming a public entity until November 7, 2007.
Note 3 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows:

	June 30,	December 31,
	2008	2007

Real estate loans:
Commercial mortgage	$272,224	243,902
One- to four-family residential mortgage	100,915	95,246
Home equity and lines of credit	18,875	12,797
Construction and land	50,748	44,850
Multifamily	62,483	14,164

Total real estate loans	505,245	410,959

Commercial and industrial loans	10,950	11,397
Other loans	1,388	1,842

Total commercial and industrial and other loans	12,338	13,239

Total loans held-for-investment	517,583	424,198
Deferred loan cost, net	100	131

Loans held-for-investment, net	517,683	424,329
Allowance for loan losses	(7,463)	(5,636)

Net loans held-for-investment	$510,220	418,693

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Activity in the allowance for loan losses is as follows:

	At or for the
	six months ended
	June 30,
	2008	2007

Beginning balance	$5,636	5,030
Provision for loan losses	1,838	537
Recoveries	—	—
Charge-offs	(11)	(836)

Ending balance	$7,463	4,731

          Included in loans held-for-investment, net are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans) was $9.9 million and $8.6 million at June 30, 2008, and December 31, 2007, respectively. Loans past due 90 days or more and still accruing interest were $636,000 and $1.2 million at June 30, 2008, and December 31, 2007, respectively, and are considered well secured and in the process of collection. The Company is under no commitment to lend additional funds to borrowers whose loans are on nonaccrual status or who are past due 90 days or more and still accruing interest.
Note 4 — Deposits
Deposits are as follows:

	June 30,	December 31,
	2008	2007

Non-interest-bearing demand	$97,954	99,208
Interest-bearing negotiable orders of withdrawal (NOW)	67,153	57,555
Savings-passbook, statement, tiered, and money market	381,186	317,875
Certificates of deposit	362,739	402,587

	$909,032	877,225

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

NOW	$264	201	566	350
Savings-passbook, statement, tiered, and money market	978	582	1,580	1,179
Certificates of deposit	3,189	5,260	7,070	10,579

	$4,431	6,043	9,216	12,108

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 5 — Other Postretirement Benefits
The following table sets forth the components of net periodic postretirement benefit costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$1	1	2	2
Interest cost	24	17	48	34
Amortization of transition obligation	4	4	8	9
Amortization of prior service costs	4	4	8	8
Amortization of unrecognized loss (gain)	5	(4)	10	(8)

	$38	22	76	45

Note 6 — Fair Value Measurements
          The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2008, by level within the fair value hierarchy as required by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
          The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$824,410	$—	$824,410	$—
Corporate bonds	13,460	—	13,460	—
Equities	5,872	5,872	—	—

Total available-for-sale	843,742	5,872	837,870	—

Trading securities	3,663	3,663	—	—

Total	$847,405	$9,535	$837,870	$—

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
          At June 30, 2008, the Company had $5.9 million of impaired loans that were recorded at their estimated fair value, less cost to sell. Included in this amount were loans with principal balances of $5.5 million that had fair value impairment charges of $232,000 and $473,000 for the three months and six months ended June 30, 2008, utilizing Level 3 inputs. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
          Certain non-financial assets and liabilities measured on a recurring and nonrecurring basis include goodwill and other intangible assets and other non-financial long-lived assets. The Financial Accounting Standards Board (“FASB”) has delayed provisions of SFAS No. 157 related to the fair value measurement of non-financial assets and liabilities until fiscal periods beginning after November 15, 2008; therefore, the Company will apply the applicable provisions of SFAS No. 157 for non-financial assets and liabilities beginning January 1, 2009.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 7 — Income Taxes
          The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company and the Bank also file income tax returns in the State of New Jersey. With few exceptions, the Company is no longer subject to federal, state, and local income tax examinations by tax authorities for years prior to 2004. The following is a reconciliation of the beginning and ending gross unrecognized tax benefits for the six months ended June 30, 2008. The amounts have not been reduced by the federal deferred tax effects of unrecognized state benefits.

Unrecognized tax benefits at January 1, 2008	$2,700
Payments for tax positions of prior years	(2,700)

Unrecognized tax benefits at June 30, 2008	$—

          The Company records interest accrued related to uncertain tax benefits as tax expense. During the three and six months ended June 30, 2008, the Company expensed $7,000 and $69,000, respectively, in interest on uncertain tax positions. The Company records penalties accrued as other expenses. The Company has not accrued for penalties.
Note 8 — Commitments and Contingencies
          During the second quarter of 2008, the Company’s back office facility located at 581 Main Street, Woodbridge, New Jersey was completed and the related operating lease commenced. The Company leased approximately 15,000 square feet of office space for 10 years with an average annual cost of $444,000.
Note 9 — Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of Statement No. 157 were adopted by the Company, as it applies to its financial instruments, effective beginning January 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 6, “Fair Value Measurement.”
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

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
          In June 2008, FASB ratified EITF Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (“EITF No. 08-3”). EITF No. 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit with the deposit expensed or capitalized in accordance with the lessee’s maintenance accounting policy when the underlying maintenance is performed. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is to be recognized as additional expense at the time such determination is made. EITF No. 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, adopting EITF No. 08-3 will have on our financial statements.

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
Critical Accounting Policies
     Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007.

Overview
          This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.
          Net income for the three months ended June 30, 2008 was $3.6 million, an increase of $1.3 million, or 57.3%, as compared to net income of $2.3 million for the three months ended June 30, 2007. Net income per common share for the three months ended June 30, 2008 was $0.08. Net income per common share was not applicable for the second quarter of 2007 due to the Company not becoming a public company until November 7, 2007.
          Return on assets and return on equity were 0.93% and 3.83%, for the second quarter of 2008, as compared to 0.71% and 5.33% for the second quarter of 2007.
          The second quarter of 2008 was highlighted by the following items:
•	Total assets increased $204.1 million to $1.591 billion at June 30, 2008, from $1.387 billion at December 31, 2007.
•	Certificates of deposits in other financial institutions increased $70.0 million.

•	Securities available-for-sale increased $41.3 million.

•	Net loans held-for-investment increased $91.5 million.

•	Federal Home Loan Bank of New York stock increased $7.9 million.
•	Total liabilities increased $197.8 million to $1.217 billion at June 30, 2008 from $1.020 billion at December 31, 2007.
•	Deposits increased $31.8 million.

•	Securities sold under agreements to repurchase and other borrowings increased $173.7 million.
•	Net interest income increased $3.3 million to $11.5 million for the second quarter of 2008, as compared to $8.2 million for the second quarter of 2007.
•	The net interest margin increased 51 basis points to 3.19% for the second quarter of 2008, as compared to 2.68% for the second quarter of 2007.
•	The provision for loan losses was $1.2 million for the second quarter of 2008, compared to $97,000 for the second quarter of 2007. The increase in the provision was attributable to increased loan growth, increases in certain estimated loan loss factors for groups of similar loans, and increased provisions for certain impaired loans.
          We continue to focus on prudently originating high quality commercial real estate, mixed-use, and multifamily real estate-backed mortgage loans and developing business deposit relationships.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007
          Cash and cash equivalents decreased $8.2 million, or 32.5%, to $16.9 million at June 30, 2008, from $25.1 million at December 31, 2007. Throughout 2008 the Company has focused on deploying excess cash into higher yielding assets.
          Certificates of deposit in other financial institutions increased $70.0 million, or 285.8%, to $94.5 million at June 30, 2008 from $24.5 million at December 31, 2007. The increase was attributable to the purchase of $118.5 million of certificates of deposit partially offset by maturities of $48.5 million. When opportunities exist, the Company has deployed a strategy to match fund investments in certificates of deposit in other financial institutions (fully insured by the FDIC) with similar term borrowings (securities sold under agreements to repurchase).
          Bank owned life insurance decreased $433,000, or 1.0%, to $41.1 million at June 30, 2008, from $41.6 million at December 31, 2007. The decrease in bank owned life insurance was attributable to death benefit proceeds on policies with a surrender value of $1.3 million, partially offset by an increase in the cash surrender value of existing polices of $847,000.
          Securities available-for-sale increased $41.3 million, or 5.2%, to $843.7 million at June 30, 2008, from $802.4 million at December 31, 2007. The increase was attributable to purchases of $219.5 million and net accretion of discounts of $648,000, partially offset by sales of $2.2 million, maturities and paydowns of $171.0 million, and a decrease of $5.6 million in the estimated fair value.
          Loans held-for-investment, net, increased $93.4 million, or 22.0%, to $517.7 million at June 30, 2008, from $424.3 million at December 31, 2007. The increase in loans was primarily attributable to an increase of $48.3 million, or 341.1%, in multifamily loans and an increase of $28.3 million, or 11.6%, in commercial real estate loans. We continue to focus on originating commercial real estate, mixed-use, and multifamily loans that meet our underwriting standards to the extent loan demand exists.
          Deposits increased $31.8 million, or 3.6%, to $909.0 million at June 30, 2008 from $877.2 million at December 31, 2007. The increase is primarily attributable to an increase of $63.3 million, or 19.9%, in savings-passbook, statement, tiered, and money market accounts (savings accounts), partially offset by a decrease in certificates of deposit of $39.8 million, or 9.9%. The increase in savings accounts was primarily due to the Company successfully introducing a new money market account during the later portion of the first quarter of 2008. The decrease in certificates of deposit was primarily attributable to the significant competition to attract deposits in our markets of Richmond and Kings Counties in New York and Union and Middlesex Counties in New Jersey. After considering competition pricing, our available opportunities to invest such deposits, and the overall customer relationship with Northfield Bank, we may choose not to compete for certain types of deposits, including certificates of deposit.
          Total borrowings increased $173.7 million, or 139.6%, to $298.2 million at June 30, 2008, from $124.4 million at December 31, 2007. The increase was attributable to proceeds of $239.5 million from securities sold under agreements to repurchase and an increase in other borrowings of $81.3 million. These increases were partially offset by repayments related to securities sold under agreements to repurchase of $147.0 million. The Company utilized the proceeds of borrowings primarily to fund investment securities leverage strategies.
          Total stockholders’ equity increased $6.2 million, or 1.7%, to $373.6 million at June 30, 2008, from $367.3 million at December 31, 2007. This increase was primarily attributable to net income of $9.2 million for the six months ended June 30, 2008, partially offset by other comprehensive loss of $3.2 million primarily attributable to the change in the estimated fair value of available -for- sale securities. Generally, as market interest rates have increased during the period, the resultant estimated fair values of fixed-rate securities have decreased.
Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007
          Interest income. Interest income increased $2.5 million, or 15.7%, to $18.1 million for the three months ended June 30, 2008, from $15.6 million for the three months ended June 30, 2007. The increase in interest income was primarily the result of an increase in average interest-earning assets of $221.8 million, or 18.0%. Average interest-earning assets increased for the three months ending June 30, 2008 as compared to the same prior year period, as average loans held-for-investment, net increased $42.5 million, or 10.0%. Average interest-earning assets were also positively affected by an increase of $177.6 million, or 23.2%, in mortgage-backed securities and deposits in other financial institutions from leveraging strategies executed in the latter part of 2007 and throughout 2008. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.09% for the three months ended June 30, 2007, to 5.01% for the three months ended June 30, 2008. The decrease in the yield earned on interest-earning assets was due to declines in market interest rates.

          Interest income on loans increased $264,000, or 3.7%, to $7.4 million for the three months ended June 30, 2008, from $7.1 million for the three months ended June 30, 2007. The average balance of loans increased $42.5 million, or 10.0%, to $468.5 million for the three months ended June 30, 2008, from $426.0 million for the three months ended June 30, 2007, reflecting our continued efforts to grow our loan portfolio, primarily commercial real estate and multifamily loans. The average yield earned on our loan portfolio decreased 37 basis points, or 5.5%, to 6.35% for the three months ended June 30, 2008, from 6.72% for the three months ended June 30, 2007. The decrease in the yield earned on loans was primarily attributable to decreases in market interest rates.
          Interest income on mortgage-backed securities increased $2.1 million, or 29.2%, to $9.3 million for the three months ended June 30, 2008, from $7.2 million for the three months ended June 30, 2007. The increase resulted from an increase of $140.7 million, or 20.2% in the average balance of mortgage-backed securities to $838.5 million for the three months ended June 30, 2008, from $697.8 million for the three months ended June 30, 2007. The average yield earned on mortgage-backed securities increased 32 basis points, or 7.7%, to 4.48% for the three months ended June 30, 2008, compared to 4.16% for the three months ended June 30, 2007.
          Interest income on other securities decreased $162,000, or 41.8%, to $226,000 for the three months ended June 30, 2008, from $388,000 for the three months ended June 30, 2007. The decrease resulted from the average balance of other securities decreasing $4.6 million, or 13.8%, to $28.8 million for the three months ended June 30, 2008, from $33.4 million for the three months ended June 30, 2007. The average yield earned on our other securities decreased 150 basis points, or 32.2%, to 3.16% for the three months ended June 30, 2008, from 4.66% for the three months ended June 30, 2007.
          Interest income on deposits in other financial institutions increased $163,000, or 21.4%, to $924,000 for the three months ended June 30, 2008, from $761,000 for the three months ended June 30, 2007. The increase resulted from an increase in the average balance of interest-earning deposits, which increased $36.9 million, or 53.8%, to $105.4 million for the three months ended June 30, 2008, from $68.5 million for the three months ended June 30, 2007. The increase in the average balance is primarily related to the deployment of a leverage strategy in the latter part of 2007 and the first quarter of 2008. The average yield earned on interest-earning deposits was 3.52% for the three months ended June 30, 2008, compared to 4.45% for the three months ended June 30, 2007.
          Interest Expense. Interest expense decreased $847,000 or 11.5%, to $6.6 million for the three months ended June 30, 2008, from $7.4 million for the three months ended June 30, 2007. The decrease was attributable to a decrease in interest expense on deposits of $1.6 million, or 26.7%, partially offset by an increase in interest expense on borrowings of $765,000, or 56.5%. The decrease in interest expense on deposits was attributable to average interest-bearing deposits decreasing $80.6 million, or 9.2%, to $791.1 million for the three months ended June 30, 2008, as compared to $871.7 million for the three months ended June 30, 2007, primarily as a result of customers using $82.4 million in deposits to purchase common stock in the Company’s initial public offering during the fourth quarter of 2007.
          Interest expense on savings, NOW, and money market accounts increased $457,000, or 58.2%, to $1.2 million for the three months ended June 30, 2008, from $785,000 for the three months ended June 30, 2007. The increase in interest expense on savings, NOW, and money market accounts was caused by an increase in the average rate we paid on these accounts of 37 basis points, or 45.1%, and an increase of $33.6 million, or 8.7%, in the average balances to $419.3 million for the three months ended June 30, 2008, from $385.7 million for the three months ended June 30, 2007. The average rate we paid on these accounts was 1.19% for the three months ended June 30, 2008, compared to 0.82% for the three months ended June 30, 2007.
          Interest expense on certificates of deposit decreased $2.1 million, or 39.3%, to $3.2 million for the three months ended June 30, 2008, from $5.3 million for the three months ended June 30, 2007. The decrease in interest expense on certificates of deposit was caused by a decrease in the average balance of $114.2 million, or 23.5%, to $371.8 million for the three months ended June 30, 2008, compared to $486.0 million for the three months ended June 30, 2007, and a decrease in the average rate we paid on certificates of deposit. The average rate we paid on certificates of deposit decreased 89 basis points, or 20.5%, to 3.45% for the three months ended June 30, 2008, from 4.34% for the three months ended June 30, 2007.
          Interest expense on borrowings (securities sold under agreements to repurchase and other borrowings) increased $765,000, or 56.5%, to $2.1 million for the three months ended June 30, 2008, from $1.4 million for the three months ended June 30, 2007. The average balance of borrowings increased $116.4 million, or 85.4%, to $252.7 million for the three months ended June 30, 2008, from $136.4 million for the three months ended June 30, 2007. The Company used the proceeds from borrowings to primarily purchase securities available-for-sale and certificates of deposit in other financial institutions, and to fund loan originations. The increase in the average balance was partially offset by a 61 basis point, or 15.3%, decrease in the average rate we paid on borrowings to 3.37% for the three months ended June 30, 2008, from 3.98% for the three months ended June 30, 2007, reflecting lower market interest rates.

          Net Interest Income. Net interest income increased $3.3 million, or 40.0%, to $11.5 million for the three months ended June 30, 2008, from $8.2 million for the three months ended June 30, 2007. Our net interest margin increased 51 basis points to 3.19% for the three months ended June 30, 2008, from 2.68% for the three months ended June 30, 2007.
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
          Based on our evaluation of the above factors, we recorded a provision for loan losses of $1.2 million for the three months ended June 30, 2008, and a provision for loan losses of $97,000 for the three months ended June 30, 2007. We recorded net charge-offs of $11,000 and $822,000 for the three months ended June 30, 2008 and 2007, respectively. The allowance for loan losses was $7.5 million, or 1.44% of total loans receivable at June 30, 2008, compared to $5.6 million, or 1.33% of total loans receivable at December 31, 2007. The provision for loan losses increased between the two periods primarily due to providing for impaired loans of $232,000 during the three months ended June 30, 2008 and loan balances increasing by $71.3 million for the three months ended June 30, 2008, as compared to a $3.1 million decrease for the three months ended June 30, 2007.
          Net change in total loans are as follows:

	Net Change for	Net Change for
	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
Real estate loans:
Commercial mortgage	$23,265	11,823
One- to four-family residential mortgage	3,740	(5,818)
Home equity and lines of credit	5,493	(478)
Construction and land	3,948	(7,055)
Multifamily	36,310	(1,240)

Total real estate loans	72,756	(2,768)

Commercial and industrial loans	(1,135)	299
Other loans	(327)	(676)

Total commercial and industrial and other loans	(1,462)	(377)

Total loans	$71,294	(3,145)

          The Company’s non-performing loans totaled $10.5 million at June 30, 2008, an increase from $9.8 million at December 31, 2007. The increase in non-performing loans from December 31, 2007, was primarily attributable to an increase in non-accruing one- to four-family residential mortgage loans of $622,000, an increase in non-accruing commercial real estate loans of $398,000, and an increase in non-accruing commercial and industrial loans of $232,000. These increases were partially offset by a decrease in loans 90 days or more past due and accruing of $592,000, which consisted primarily of commercial and industrial loans, land, and construction loans paying in accordance with their original contractual terms but past maturity.
          Non-interest Income. Non-interest income decreased $163,000, or 11.9%, to $1.2 million for the three months ended June 30, 2008, from $1.4 million for the three months ended June 30, 2007. The decrease in non-interest income was due primarily to declines in the fair value of trading securities.
          Non-interest Expense. Non-interest expense decreased modestly to $5.9 million for the three months ended June 30, 2008, compared to $6.0 million for the three months ended June 30, 2007. Compensation and benefits decreased $161,000 or 5.0%, to $3.1 million for the three months ended June 30, 2008, from $3.2 million for the three months ended June 30, 2007. The decrease was primarily attributable to the decreases in the estimated fair value of securities utilized to indirectly fund certain deferred compensation arrangements partially offset by increases in salaries as a result of annual merit increases. Occupancy expense increased $13,000, or 1.6%, to $831,000 for the three months ending June 30, 2008, from $818,000 for the three months ended June 30, 2007. These decreases were offset by increases in furniture and equipment, data processing, professional, and other non-interest expenses of $90,000.
          Income Tax Expense. The Company recorded income tax expense of $2.0 for the three ended June 30, 2008, as compared to $1.3 million in the corresponding prior year period. The effective tax rate was 36.1% for the three months ended June 30, 2008, compared to 35.7% in the corresponding prior period. The increase in the effective tax rate for the quarter ended June 30, 2008, compared to the same prior year period was a result of increased taxable income as compared to total pre-tax income.
          Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007
          Interest income. Interest income increased $4.3 million, or 13.7%, to $35.4 million for the six months ended June 30, 2008, from $31.1 million for the six months ended June 30, 2007. The increase in interest income was primarily the result of an increase in average interest-earning assets of $184.1 million, or 15.0%. Average interest-earning assets increased in the first six months of 2008 as compared to the first six months of 2007, as average loans held-for-investment, net increased $29.4 million, or 7.0%. Average interest-earning assets were also positively affected by an increase of $150.8 million, or 19.9%, in mortgage-backed securities and deposits in other financial institutions from leveraging strategies executed in the latter part of 2007 and throughout 2008. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.10% for the six months ended June 30, 2007, to 5.03% for the six months ended June 30, 2008. The decrease in the yield earned on interest-earning assets was due to declines in market interest rates.
          Interest income on loans increased $340,000 or 2.4%, to $14.4 million for the six months ended June 30, 2008, from $14.0 million for the six months ended June 30, 2007. The average balance of loans increased $29.4 million, or 7.0%, to $450.9 million for the six months ended June 30, 2008, from $421.5 million for the six months ended June 30, 2007, reflecting our continued efforts to grow our loan portfolio, primarily commercial real estate and multifamily loans. The average yield earned on our loan portfolio decreased 30 basis points, or 4.5%, to 6.42% for the six months ended June 30, 2008, from 6.72% for the six months ended June 30, 2007. The decrease in the yield earned on loans was primarily attributable to decreases in market interest rates.
          Interest income on mortgage-backed securities increased $3.3 million, or 23.1%, to $17.8 million for the six months ended June 30, 2008, from $14.4 million for the six months ended June 30, 2007. The increase resulted from an increase of $100.1 million, or 14.3% in the average balance of mortgage-backed securities to $799.2 million for the six months ended June 30, 2008, from $699.2 million for the six months ended June 30, 2007. The average yield earned on mortgage-backed securities increased 31 basis points, or 7.5%, to 4.47% for the six months ended June 30, 2008, as compared to 4.16% for the six months ended June 30, 2007.
          Interest income on other securities decreased $127,000, or 11.9%, to $936,000 for the six months ended June 30, 2008, from $1.1 million for the six months ended June 30, 2007. The decrease resulted from the average balance of other securities decreasing $1.0 million, or 2.3%, to $43.4 million for the six months ended June 30, 2008, from $44.4 million for the six months ended June 30, 2007, and a decrease in the average yield earned on other securities of 49 basis points, or 10.1%, to 4.34% for the six months ended June 30, 2008, as compared to 4.83% for the six months ended June 30, 2007.
          Interest income on deposits in other financial institutions increased $648,000, or 48.5% to $2.0 million for the six months ended June 30, 2008, from $1.3 million for the six months ended June 30, 2007. The increase resulted from an increase in the average balance of interest-earning deposits, which increased $50.7 million, or 85.9%, to $109.8 million for the six months ended June 30, 2008, from $59.0 million for the six months ended June 30, 2007. The increase in the average balance is primarily related to the deployment of a leverage strategy in the latter part of 2007 and throughout 2008. The average yield earned on interest-earning deposits was 3.63% for the six months ended June 30, 2008, compared to 4.56% for the six months ended June 30, 2007.
          Interest Expense. Interest expense decreased $1.4 million or 9.3%, to $13.3 million for the six months ended June 30, 2008, from $14.6 million for the six months ended June 30, 2007. The decrease was attributable to a decrease in interest expense on deposits of $2.9 million, or 23.9%, partially offset by an increase in interest expense on borrowings of $1.5 million, or 60.2%. The decrease in interest expense on deposits was attributable to average interest-bearing deposits decreasing $102.9 million, or 11.7%, to $778.5 million for the six months ended June 30, 2008, as compared to $881.4 million for the six months ended June 30, 2007, primarily as a result of the sale of $26.6 million of deposits in two branches at the end of the first quarter of 2007, and customers using $82.4 million in deposits to purchase common stock in the Company’s initial public offering during the fourth quarter of 2007.
          Interest expense on certificates of deposit decreased $3.6 million, or 33.5%, to $7.1 million for the six months ended June 30, 2008, from $10.6 million for the six months ended June 30, 2007. The decrease in interest expense on certificates of deposit was caused by a decrease in the average balance of $109.0 million, or 22.2%, to $382.0 million for the six months ended June 30, 2008, compared to $491.0 million for the six months ended June 30, 2007 and a decrease in the average rate we paid on certificates of deposit. The average rate we paid on certificates of deposit decreased 65 basis points, or 14.9%, to 3.72% for the six months ended June 30, 2008, from 4.37% for the six months ended June 30, 2007.

          Interest expense on savings, NOW, and money market accounts increased $671,000, or 45.5%, to $2.1 million for the six months ended June 30, 2008, from $1.5 million for the six months ended June 30, 2007. The increase in interest expense on savings, NOW, and money market accounts was caused by an increase in the average rate we paid on these accounts of 33 basis points, or 43.4%, and an increase of $6.1 million, or 1.6%, in the average balances to $396.4 million for the six months ended June 30, 2008, from $390.4 million for the six months ended June 30, 2007. The average rate we paid on these accounts was 1.09% for the six months ended June 30, 2008, compared to 0.76% for the six months ended June 30, 2007.
          Interest expense on borrowings (securities sold under agreements to repurchase and other borrowings) increased $1.5 million, or 60.2%, to $4.1 million for the six months ended June 30, 2008, from $2.5 million for the six months ended June 30, 2007. The average balance of borrowings increased $100.3 million, or 76.7%, to $231.0 million for the six months ended June 30, 2008, from $130.7 million for the six months ended June 30, 2008. The Company used the proceeds from borrowings to purchase securities available-for-sale and certificates of deposit in other financial institutions, and to fund loan originations. The increase in the average balance was partially offset by a 38 basis point decrease in the average rate we paid on borrowings, or 9.7%, to 3.53% for the six months ended June 30, 2008, from 3.91% for the six months ended June 30, 2007, reflecting lower market interest rates.
          Net Interest Income. Net interest income increased $5.6 million, or 34.1%, to $22.1 million for the six months ended June 30, 2008, from $16.5 million for the six months ended June 30, 2007. Our net interest margin increased 45 basis points to 3.15% for the six months ended June 30, 2008, from 2.70% for the six months ended June 30, 2007.
          Provision for Loan Losses.
          We recorded a provision for loan losses of $1.8 million for the six months ended June 30, 2008, as compared to a provision for loan losses of $537,000 for the six months ended June 30, 2007. We recorded net charge-offs of $11,000 and $836,000 for the six months ended June 30, 2008 and 2007, respectively. The provision for loan losses increased between the two periods primarily due to loan balances increasing $93.4 million for the six months ended June 30, 2008, as compared to $15.0 million for the six months ended June 30, 2007 and additional reserves of $473,000 on impaired loans for the six months ended June 30, 2008.
     Net change in total loans are as follows:

	Net Change for	Net Change for
	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Real estate loans:
Commercial mortgage	$28,322	33,378
One- to four-family residential mortgage	5,669	(8,769)
Home equity and lines of credit	6,078	(1,649)
Construction and land	5,898	(6,689)
Multifamily	48,319	(188)

Total real estate loans	94,286	16,083

Commercial and industrial loans	(447)	87
Other loans	(454)	(1,133)

Total commercial and industrial and other loans	(901)	(1,046)

Total loans	$93,385	15,037

          Non-interest Income. Non-interest income decreased $2.4 million to $4.6 million for the six months ended June 30, 2008, from $7.0 million for the six months ended June 30, 2007. The decrease in non-interest income was due primarily to a gain of $4.3 million on the sale of deposits in two underperforming branches in March 2007 being partially offset by a realized nontaxable death benefit of approximately $2.5 million in the first quarter of 2008. In addition, gain on securities transactions, net decreased $587,000 primarily as a result of declines in estimated fair values of trading securities.
          Non-interest Expense. Non-interest expense remained relatively unchanged at $11.9 million and $12.0 million for the six months ended June 30, 2008 and 2007, respectively. Compensation and benefits decreased $457,000, or 7.0%, to $6.1 million for the six months ended June 30, 2008, from $6.5 million for the six months ended June 30, 2007. The decrease was primarily attributable to a decrease in the estimated fair value of securities utilized to indirectly fund certain deferred compensation arrangements and the reduction of our work force as a result of the sale of the two underperforming branches in the first quarter of 2007, partially offset by annual merit increases in salary. These decreases were offset by increases in furniture and equipment, data processing, professional, and other non-interest expenses of $405,000.
          Income Tax Expense. The provision for income taxes was $3.8 million for the six months ended June 30, 2008, compared to $4.0 million for the six months ended June 30, 2007, reflecting a decrease in taxable income. Our effective tax rate was 29.4% for the six months ended June 30, 2008, compared to 36.2% for the six months ended June 30, 2007. The decrease in the effective tax rate rate was primarily a result of an increase in non-taxable income of $2.5 million as a result of the gain from bank owned life insurance death benefits realized during the three months ended March 31, 2008.
NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME

	For the Three Months Ended June, 30
	2008			2007
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$468,535	$7,397	6.35%	$425,993	$7,133	6.72%
Mortgage-backed securities	838,466	9,346	4.48	697,764	7,234	4.16
Other securities	28,751	226	3.16	33,363	388	4.66
Federal Home Loan Bank of New York stock	12,598	204	6.51	6,354	128	8.08
Deposits in other financial institutions	105,443	924	3.52	68,547	761	4.45

Total interest-earning assets	1,453,793	18,097	5.01	1,232,021	15,644	5.09
Non-interest-earning assets	82,224			54,396

Total assets	$1,536,017			$1,286,417

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$419,328	1,242	1.19	$385,713	785	0.82
Certificates of deposit	371,753	3,189	3.45	485,970	5,258	4.34

Total interest-bearing deposits	791,081	4,431	2.25	871,683	6,043	2.78
Repurchase agreements	209,242	1,738	3.33	113,879	1,140	4.02
Other borrowings	43,502	381	3.51	22,475	214	3.82

Total interest-bearing liabilities	1,043,825	6,550	2.52	1,008,037	7,397	2.94
Non-interest bearing deposit accounts	104,531			92,942
Accrued expenses and other liabilities	12,879			14,880

Total liabilities	1,161,235			1,115,859
Stockholders’ equity	374,782			170,558

Total liabilities and stockholders’ equity	$1,536,017			$1,286,417

Net interest income		$11,547			$8,247

Net interest rate spread (2)			2.49%			2.15%
Net interest-earning assets (3)	$409,968			$223,984

Net interest margin (4)			3.19%			2.68%
Average interest-earning assets to interest-bearing liabilities			139.28%			122.22%

(1)	Average yields and rates for the three months ended June 30, 2008 and 2007 are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME

	For the Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$450,850	$14,386	6.42%	$421,457	$14,046	6.72%
Mortgage-backed securities	799,242	17,771	4.47	699,178	14,433	4.16
Other securities	43,396	936	4.34	44,421	1,063	4.83
Federal Home Loan Bank of New York stock	11,561	335	5.83	6,636	268	8.14
Deposits in other financial institutions	109,790	1,984	3.63	59,049	1,336	4.56

Total interest-earning assets	1,414,839	35,412	5.03	1,230,741	31,146	5.10
Non-interest-earning assets	83,519			55,742

Total assets	$1,498,358			$1,286,483

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$396,449	2,145	1.09	$390,354	1,474	0.76
Certificates of deposit	382,007	7,071	3.72	491,019	10,634	4.37

Total interest-bearing deposits	778,456	9,216	2.38	881,373	12,108	2.77
Repurchase agreements	194,082	3,389	3.51	108,260	2,106	3.92
Other borrowings	36,951	669	3.64	22,485	427	3.83

Total interest-bearing liabilities	1,009,489	13,274	2.64	1,012,118	14,641	2.92
Non-interest bearing deposit accounts	99,446			93,091
Accrued expenses and other liabilities	15,348			13,601

Total liabilities	1,124,283			1,118,810
Stockholders’ equity	374,075			167,673

Total liabilities and stockholders’ equity	$1,498,358			$1,286,483

Net interest income		$22,138			$16,505

Net interest rate spread (2)			2.39%			2.18%
Net interest-earning assets (3)	$405,350			$218,623

Net interest margin (4)			3.15%			2.70%
Average interest-earning assets to interest-bearing liabilities			140.15%			121.60%

(1)	Average yields and rates for the six months ended June 30, 2008 and 2007 are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Liquidity and Capital Resources
          Liquidity. The overall objective of our liquidity management is to ensure the availability of sufficient funds to meet financial commitments and to take advantage of lending and investment opportunities. We manage liquidity in order to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise.
          Our primary sources of funds are deposits, principal and interest payments on loans and securities, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Securities sold under agreements to repurchase and other borrowings were $298.2 million at June 30, 2008, at a weighted average interest rate of 3.13%. A total of $204.5 million of these borrowings will mature in less than one year. Securities sold under agreements to repurchase and other borrowings were $124.4 million at December 31, 2007. The Company has two lines of credit with the FHLB, each line has a limit of $100.0 million. At June 30, 2008, the Company has $150.0 million available for use. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
          Capital Resources. At June 30, 2008 and December 31, 2007, Northfield Bank exceeded all regulatory capital requirements that it is subject to.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
	Actual	Adequacy	Action
	Ratio	Purposes	Provisions
As of June 30, 2008:
Tangible capital to tangible assets	17.45%	1.50%	NA%
Tier 1 capital — leverage (to adjusted assets)	17.45	4.00	5.00
Total capital (to risk — weighted assets)	36.15	8.00	10.00

As of December 31, 2007:
Tangible capital to tangible assets	18.84%	1.50%	NA%
Tier 1 capital — leverage (to adjusted assets)	18.84	4.00	5.00
Total capital (to risk — weighted assets)	38.07	8.00	10.00
Off-Balance Sheet Arrangements and Contractual Obligations
          In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

          The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2008:

		Less than	One-Three	Three-Five	More than
Contractual Obligation	Total	One Year	Years	Years	Five Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$295,800	204,500	70,000	21,300	—
Commitments to originate loans	$30,505	30,505	—	—	—
Commitments to fund unused lines of credit	$30,822	30,822	—	—	—
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
          In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of June 30, 2008, have not changed significantly from December 31, 2007, except for the addition of an operating lease of our back office facility located at 581 Main Street, Woodbridge, New Jersey. The Company leased approximately 15,000 square feet of office space for 10 years with an average annual cost of $444,000.
          For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Operating Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

          The tables below set forth, as of June 30, 2008, our calculation of the estimated changes in our NPV and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV
Change in Interest		Estimated Present			Estimated
Rates (basis	Estimated Present	Value of		Estimated	NPV/Present Value	Net Interest Income
points)	Value of Assets	Liabilities	Estimated NPV	Change In NPV	of Assets Ratio	Percent Change

+200	$1,513,665	$1,138,180	$375,485	$(43,907)	24.81%	(6.76)%
+100	1,550,257	1,153,135	397,122	(22,270)	25.62%	(3.25)%
0	1,587,975	1,168,583	419,392	—	26.41%	—
-100	1,622,799	1,184,549	438,250	18,858	27.01%	2.35%
-200	$1,643,925	$1,201,245	$442,680	$23,288	26.93%	0.65%
          The table above indicates that at June 30, 2008, in the event of a 200 basis point increase in interest rates, we would experience a 160 basis point decrease in NPV ratio, and a 6.76% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 52 basis point increase in NPV ratio and a 0.65% increase in net interest income. Our internal policies provide that, in the event of a 200 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 9.5% of estimated present value of assets. As of June 30, 2008, we were within the Board approved policy.
          Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in NPV and net interest income. Modeling requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV and net interest income information presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although interest rate risk calculations provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

ITEM 4. CONTROLS AND PROCEDURES
          Not applicable
ITEM 4T. CONTROLS AND PROCEDURES
          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
          During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2008 Annual Meeting of Stockholders was held on May 28, 2008 (the “Annual Meeting”). The matters considered and voted on by the Company’s stockholders at the Annual Meeting and the vote of stockholders were as follows:
Matter 1. The election of three directors, each for a three-year term.

NAME	FOR	WITHHELD
John W. Alexander	36,916,451	2,068,791
Annette Catino	38,668,675	316,567
John P. Connors, Jr.	36,947,034	2,038,208
Matter 2. The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
38,757,216	129,562	98,464	NONE
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
Date: August 14, 2008
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