Form 10-Q
period 2008-09-30
Northfield Bancorp, Inc.
filed 2008-11-14
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                 to
Commission File Number 1-33732

NORTHFIELD BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States of America (State or other jurisdiction of incorporation)	26-1384892 (I.R.S. Employer Identification No.)

1410 St. Georges Avenue, Avenel, New Jersey (Address of principal executive offices)	07001 (Zip Code)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 44,803,061 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 14, 2008.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS:

Cash and due from banks	$40,251	7,277
Interest-bearing deposits in other financial institutions	9,568	17,811

Total cash and cash equivalents	49,819	25,088

Certificates of deposit in other financial institutions	59,590	24,500
Trading securities	3,301	3,605
Securities available-for-sale, at estimated fair value (encumbered $399,334 in 2008 unaudited and $139,829 in 2007)	867,146	802,417
Securities held-to-maturity, at amortized cost (estimated fair value of $15,645 in 2008 unaudited and $19,440 in 2007) (encumbered $11,750 in 2008 unaudited and $6,338 in 2007)	15,816	19,686
Loans held-for-sale	—	270
Loans held-for-investment, net	556,734	424,329
Allowance for loan losses	(7,736)	(5,636)

Net loans held-for-investment	548,998	418,693

Accrued interest receivable	7,242	5,600
Bank owned life insurance	41,560	41,560
Federal Home Loan Bank of New York stock, at cost	11,480	6,702
Premises and equipment, net	8,679	7,727
Goodwill	16,159	16,159
Other real estate owned	1,071	—
Other assets	16,659	14,911

Total assets	$1,647,520	1,386,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$934,636	877,225
Securities sold under agreements to repurchase	254,500	102,000
Other borrowings	53,619	22,420
Advance payments by borrowers for taxes and insurance	1,977	843
Accrued expenses and other liabilities	24,285	17,090

Total liabilities	1,269,017	1,019,578

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 44,803,061 shares issued and outstanding at September 30, 2008, and December 31, 2007	448	448
Additional paid-in-capital	199,427	199,395
Unallocated common stock held by employee stock ownership plan	(16,538)	(16,977)
Retained earnings	200,437	187,992
Accumulated other comprehensive loss	(5,271)	(3,518)

Total stockholders’ equity	378,503	367,340

Total liabilities and stockholders’ equity	$1,647,520	1,386,918

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months and nine months ended September 30, 2008 and 2007
(Unaudited)
(In thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest income:
Loans	$8,337	7,297	22,723	21,343
Mortgage-backed securities	9,426	7,915	27,197	22,348
Other securities	246	389	1,182	1,452
Federal Home Loan Bank of New York dividends	203	119	538	387
Deposits in other financial institutions	822	931	2,806	2,267

Total interest income	19,034	16,651	54,446	47,797

Interest expense:
Deposits	4,277	6,072	13,493	18,180
Borrowings	2,515	1,406	6,573	3,939

Total interest expense	6,792	7,478	20,066	22,119

Net interest income	12,242	9,173	34,380	25,678
Provision for loan losses	1,276	200	3,114	737

Net interest income after provision for loan losses	10,966	8,973	31,266	24,941

Non-interest income:
Fees and service charges for customer services	806	743	2,327	2,296
Income on bank owned life insurance	433	433	3,790	1,254
(Loss) gain on securities transactions, net	(437)	96	(780)	340
Gain on sale of premises, equipment and deposit relationships	—	—	—	4,308
Other	18	2	89	48

Total non-interest income	820	1,274	5,426	8,246

Non-interest expense:
Compensation and employee benefits	2,865	2,797	8,932	9,321
Occupancy	1,051	793	2,710	2,498
Furniture and equipment	254	213	695	634
Data processing	1,093	621	2,364	1,776
Professional fees	476	234	1,145	684
Other	964	669	2,782	2,437

Total non-interest expense	6,703	5,327	18,628	17,350

Income before income tax expense	5,083	4,920	18,064	15,837

Income tax expense	1,808	1,855	5,619	5,812

Net income	$3,275	3,065	12,445	10,025

Net income per common share	$0.08	N/A	0.29	N/A

N/A-  Net income per common share is not applicable for the three and nine months ended September 30, 2007, due to the Company not becoming a public entity until November 7, 2007.
See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2008 and 2007
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock held		Accumulated
	Common Stock		Additional	by the employee		other	Total
		Par	paid-in	stock ownership	Retained	comprehensive	stockholders’
	Shares	value	capital	plan	earnings	loss	equity

Balance at December 31, 2006	100	$—	510	—	177,731	(14,247)	163,994
Comprehensive income:
Net income					10,025		10,025
Change in other comprehensive income, net of tax of $3,391						5,087	5,087

Total comprehensive income							15,112

Captial contribution from Northfield
Bancorp, MHC			500				500

Balance at September 30, 2007	100	$—	1,010	—	187,756	(9,160)	179,606

Balance at December 31, 2007	44,803,061	$448	199,395	(16,977)	187,992	(3,518)	367,340
Comprehensive income:
Net income					12,445		12,445
Change in other comprehensive income, net of tax of $1,333						(1,753)	(1,753)

Total comprehensive income							10,692

ESOP shares allocated or committed to be released			32	439			471

Balance at September 30, 2008	44,803,061	$448	199,427	(16,538)	200,437	(5,271)	378,503

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2008 and 2007
(Unaudited) (In thousands)

	Nine months ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$12,445	10,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,114	737
Depreciation	1,049	986
Accretion of discounts, and deferred loan fees, net of amortization of premiums	(844)	(76)
Amortization of mortgage servicing rights	100	132
Income on bank owned life insurance	(1,280)	(1,255)
Gain on bank owned life insurance death benefit	(2,510)	—
Net gain on sale of loans	(25)	(39)
Proceeds from sale of loans	3,764	4,496
Origination of loans held-for-sale	(3,469)	(4,802)
Loss (gain) on securities transactions, net	780	(340)
Gain on sale of deposit relationships	—	(3,660)
Gain on sale of premises and equipment, net	—	(648)
Purchases of trading securities	(484)	(591)
(Increase) decrease in accrued interest receivable	(1,642)	130
Increase in other assets	(3,410)	(70)
(Decrease) increase in accrued expenses and other liabilities	(6,109)	1,547
Amortization of core deposit intangible	284	284

Net cash provided by operating activities	1,763	6,856

Cash flows from investing activities:
Net increase in loans receivable	$(131,322)	(18,059)
(Purchases) redemptions of Federal Home Loan Bank of New York stock, net	(4,778)	1,069
Purchases of securities available-for-sale	(275,812)	(230,022)
Principal payments and maturities on securities available-for-sale	218,728	172,441
Principal payments and maturities on securities held-to-maturity	3,867	5,084
Proceeds from sale of securities available-for-sale	3,342	3,726
Purchases of certificates of deposit in other financial institutions	(118,590)	(44,000)
Proceeds from maturities of certificates of deposit in other financial institutions	83,500	31,000
Purchase of bank owned life insurance	—	(7,000)
Cash received from bank owned life insurance settlement	3,790	—
Purchases and improvements of premises and equipment	(2,001)	(488)
Proceeds from sale of premises and equipment	—	1,473

Net cash used in investing activities	(219,276)	(84,776)

Cash flows from financing activities:
Net increase in deposits	57,411	307,584
Deposit relationships sold, net	—	(22,985)
Increase in advance payments by borrowers for taxes and insurance	1,134	1,026
Repayments under capital lease obligations	(101)	(84)
Proceeds from securities sold under agreements to repurchase	339,500	45,000
Repayments related to securities sold under agreements to repurchase	(187,000)	(62,000)
Stock issuance costs	—	(855)
Net increase in other borrowings	31,300	—
Capital contribution from Northfield Bancorp, MHC	—	500

Net cash provided by financing activities	242,244	268,186

Net increase in cash and cash equivalents	24,731	190,266
Cash and cash equivalents at beginning of period	25,088	60,624

Cash and cash equivalents at end of period	$49,819	250,890

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,411	22,084
Income taxes	17,863	4,279
Supplemental schedule of non-cash investing activities:
Loan transfered to other real estate owned	1,071	—
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
          In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Note 2 — Other Real Estate Owned
          Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at estimated fair value less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets, consisting entirely of other real estate owned, in the accompanying consolidated balance sheets totaled $1.1 million at September 30, 2008. There were no foreclosed assets at December 31, 2007.
Note 3 —Net Income Per Common Share
          Net income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. For purposes of calculating net income per common share, weighted average common shares outstanding excludes unallocated employee stock ownership (ESOP) shares that have not been committed for release. There were 43,140,090 and 43,126,500 average shares outstanding during the three and nine months ended September 30, 2008, respectively, for purposes of calculating net income per common share. Net income per common share is not applicable for the three and nine months ended September 30, 2007, due to the Company not becoming a public entity until November 7, 2007.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
Note 4 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows:

	September 30,	December 31,
	2008	2007

Real estate loans:
Commercial mortgage	$271,395	243,902
One- to four-family residential mortgage	101,600	95,246
Home equity and lines of credit	21,769	12,797
Construction and land	50,322	44,850
Multifamily	99,597	14,164

Total real estate loans	544,683	410,959

Commercial and industrial loans	10,299	11,397
Other loans	1,371	1,842

Total commercial and industrial and other loans	11,670	13,239

Total loans held-for-investment	556,353	424,198
Deferred loan cost, net	381	131

Loans held-for-investment, net	556,734	424,329
Allowance for loan losses	(7,736)	(5,636)

Net loans held-for-investment	$548,998	418,693

Activity in the allowance for loan losses is as follows:

	At or for the
	nine months ended
	September 30,
	2008	2007

Beginning balance	$5,636	5,030

Recoveries	—	—
Charge-offs
Commercial mortgage	(1,002)	—
Commercial and industrial loans	—	(814)
Other loans	(12)	(22)
Total charge-offs	(1,014)	(836)

Net charge-offs	(1,014)	(836)
Provision for loan losses	3,114	737

Ending balance	$7,736	4,931

          Included in loans held-for-investment, net, are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans) was $9.1 million and $8.6 million at September 30, 2008, and December 31, 2007, respectively. Loans past due 90 days or more and still accruing interest were $3.1 million and $1.2 million at September 30, 2008, and December 31, 2007, respectively. All such loans are past maturity but are paying in accordance with their pre-maturity terms, and are considered well secured and in the process of collection. The Company is under no commitment to lend additional funds to borrowers whose loans are on nonaccrual status or who are past due 90 days or more and still accruing interest. During the three months ended September 30, 2008,

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
the Company transferred a loan with a principal balance of $2.1 million and a carrying value of $1.1 million to other real estate owned.
Note 5 — Deposits
Deposits are as follows:

	September 30,	December 31,
	2008	2007

Non-interest-bearing demand	$88,286	99,208
Interest-bearing negotiable orders of withdrawal (NOW)	82,168	57,555
Savings-passbook, statement, tiered, and money market	423,674	317,875
Certificates of deposit	340,508	402,587

	$934,636	877,225

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

NOW	$267	250	833	600
Savings-passbook, statement, tiered, and money market	1,236	682	2,816	1,861
Certificates of deposit	2,774	5,140	9,844	15,719

	$4,277	6,072	13,493	18,180

Note 6 — Other Postretirement Benefits
The following table sets forth the components of net periodic postretirement benefit costs:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$1	1	3	3
Interest cost	24	17	72	51
Amortization of transition obligation	4	4	12	12
Amortization of prior service costs	4	4	12	12
Amortization of unrecognized loss (gain)	5	(4)	15	(12)

	$38	22	114	66

Note 7 — Fair Value Measurements
          The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2008, by level within the fair value hierarchy as required by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.
          The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$835,125	$—	$835,125	$—
Corporate bonds	13,359	—	13,359	—
Equities	18,662	18,662	—	—

Total available-for-sale	867,146	18,662	848,484	—

Trading securities	3,301	3,301	—	—

Total	$870,447	$21,963	$848,484	$—

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

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
          Impaired Assets: At September 30, 2008, the Company had impaired loans with outstanding principal balances of $6.1 million that were recorded at their estimated fair value, less cost to sell of $5.4 million. The Company recorded impairment charges of $0.0 and $241,000 for the three and nine months ended September 30, 2008, utilizing Level 3 inputs. Additionally, during the third quarter of 2008 the Company transferred a loan with a principal balance of $2.1 million and an estimated fair value, less costs to sell of $1.1 million to other real estate owned. During the three and nine months ended September 30, 2008, the Company recorded impairment charges of $170,000 and $402,000 prior to the transfer of the loan to OREO utilizing Level 3 inputs. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
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
Note 8 — Income Taxes
          The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company and the Bank also file income tax returns in the State of New Jersey. With limited exceptions, the Company is no longer subject to federal, state, and local income tax examinations by tax authorities for years prior to 2004. The following is a reconciliation of the beginning and ending gross unrecognized tax benefits for the nine months ended September 30, 2008. The amounts have not been reduced by the federal deferred tax effects of unrecognized state benefits.

Unrecognized tax benefits at January 1, 2008	$2,700
Payments for tax positions of prior years	(2,700)

Unrecognized tax benefits at June 30, 2008	$—

          The Company records interest accrued related to uncertain tax benefits as tax expense. During the three and nine months ended September 30, 2008, the Company expensed $0 and $69,000, respectively, in interest on uncertain tax positions. The Company records penalties accrued as other expenses. The Company has not accrued for penalties.
Note 9 —Emergency Economic Stabilization Act of 2008 and Temporary Liquidity Guarantee Program
     The U.S. Department of the Treasury has announced that it will purchase equity positions in a wide variety of financial services companies under a program, known as the Troubled Asset Relief Program- Capital Purchase Program (the “TARP Capital Purchase Program”).
     The Treasury will make capital available to U.S. financial services companies in the form of preferred stock. In conjunction with the purchase of preferred stock, which will yield 5% for the first five years that it is outstanding, and 9% thereafter, until it is redeemed, the Treasury will receive warrants to purchase common stock with an aggregate market value equal to 15% of the preferred investment. The TARP Capital Purchase Program also has other terms and conditions, including limitations of cash dividends, restrictions on treasury stock repurchases and executive compensation limitations.
          Northfield Bank has a strong capital position, with total capital to risk-weighted assets in excess of 35% and has decided after careful consideration not to apply to participate in the TARP Capital Purchase Program.
          The Federal Deposit Insurance Corporation has implemented a Temporary Liquidity Guarantee Program. The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands)
(unaudited)
the Federal Deposit Insurance Corporation will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the Federal Deposit Insurance Corporation will guarantee certain noninterest-bearing transaction accounts. The Company and the Bank, by regulation, are automatically participating in the Temporary Liquidity Guarantee Program through December 5, 2008.
     The Company has carefully evaluated each of these two programs. The Company does not have any unsecured debt at September 30, 2008, and therefore does not believe that it qualifies to participate in the Debt Guarantee Program, and anticipates that it will formally “opt-out” of the Debt Guarantee Program by December 5, 2008. The Bank intends to continue to participate in the Transaction Account Guarantee Program providing unlimited Federal Deposit Insurance, through December 31, 2009, to certain noninterest-bearing transaction accounts held at Northfield Bank. The cost of continuing to participate in the Transaction Account Guarantee Program is not expected to have a significant impact on the operations of the Company.
Note 10 — Commitments and Contingencies
     During the second quarter of 2008, the Company’s back office facility located at 581 Main Street, Woodbridge, New Jersey was completed and the related operating lease commenced. The Company leased approximately 15,000 square feet of office space for 10 years with an average annual cost of $444,000.
     During the third quarter of 2008, the lease of land commenced for construction of a branch to be located in Staten Island, New York. The lease is for 47 years with an average annual cost of $273,000.
Note 11 — Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of Statement No. 157 were adopted by the Company, as it applies to its financial instruments, effective beginning January 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 6, “Fair Value Measurement.”
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
     In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market environment and provides an example which illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP allows for the use of an entity’s own assumptions about future cash flows with appropriately risk-adjusted discount rates to estimate fair value when relevant observable inputs are not available. The FSP does not change the principles established by SFAS No. 157 and is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP FAS 157-3 as of September 30, 2008 with no material impact to our consolidated financial statements.

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
Critical Accounting Policies
     Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007.

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
     Net income for the quarter ended September 30, 2008, was $3.3 million, an increase of $210,000, or 6.9%, as compared to net income of $3.1 million for the three months ended September 30, 2007. Net income per common share for the three months ended September 30, 2008, was $0.08. Net income per common share was not applicable for the third quarter of 2007 due to the Company not becoming a public company until November 7, 2007.
     Return on assets and return on equity were 0.82% and 3.48%, for the third quarter of 2008, as compared to 0.91% and 7.04% for the third quarter of 2007.
     The third quarter of 2008 was highlighted by the following items:
•	Total assets increased $260.6 million to $1.648 billion at September 30, 2008, from $1.387 billion at December 31, 2007.
•	Certificates of deposits in other financial institutions increased $35.1 million.

•	Securities available-for-sale increased $64.7 million.

•	Net loans held-for-investment increased $132.4 million.

•	Federal Home Loan Bank of New York stock increased $4.8 million.
•	Total liabilities increased $249.4 million to $1.269 billion at September 30, 2008 from $1.020 billion at December 31, 2007.
•	Deposits increased $57.4 million.

•	Securities sold under agreements to repurchase and other borrowings increased $183.7 million.
•	Net interest income increased $3.1 million to $12.2 million for the third quarter of 2008, as compared to $9.2 million for the third quarter of 2007.
•	The net interest margin increased 38 basis points to 3.22% for the third quarter of 2008, as compared to 2.84% for the third quarter of 2007.
•	The provision for loan losses was $1.3 million for the third quarter of 2008, compared to $200,000 for the third quarter of 2007. The increase in the provision was attributable to increased loan growth, increases in certain estimated loan loss factors for groups of similar loans, and increased provisions for certain impaired loans.
     We continue to focus on prudently originating high quality commercial real estate, mixed-use, and multifamily real estate-backed mortgage loans.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007
     Cash and cash equivalents increased $24.7 million, or 98.6%, to $49.8 million at September 30, 2008, from $25.1 million at December 31, 2007. The increase is a result of the timing of the deployment of funds into alternate investments such as loans and mortgage-backed securities.
     Certificates of deposit in other financial institutions increased $35.1 million, or 143.2%, to $59.6 million at September 30, 2008 from $24.5 million at December 31, 2007. The increase was attributable to the purchase of $118.6 million of certificates of deposit partially offset by maturities of $83.5 million. When opportunities exist, the Company has deployed a strategy to fund investments in certificates of deposit in other financial institutions (fully insured by the FDIC) with similar term borrowings (securities sold under agreements to repurchase).
     Bank owned life insurance remained at $41.6 million at September 30, 2008 and December 31, 2007. The transactions affecting bank owned life insurance were death benefit proceeds on policies with a surrender value of $1.3 million, offset by an increase in the cash surrender value of existing polices of $1.3 million.
     Securities available-for-sale increased $64.7 million, or 8.1%, to $867.1 million at September 30, 2008, from $802.4 million at December 31, 2007. The increase was attributable to purchases of $289.1 million of which $13.3 million was payable to a broker and net accretion of discounts of $778,000, partially offset by sales of $3.4 million, maturities and paydowns of $218.7 million, and a decrease of $3.1 million in the estimated fair value. The securities available-for-sale portfolio at September 30, 2008, consisted of $749.7 million in mortgage-backed debt securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. At September 30, 2008, we had approximately $87.6 million in mortgage-backed securities (not guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae) with approximately $74,000, or 0.08%, of those securities comprised of subprime loans. These securities were rated AAA at September 30, 2008. The Company has no investment in Fannie Mae or Freddie Mac common or preferred stock, nor does it have any investment in trust preferred securities.
     Loans held-for-investment, net, increased $132.4 million, or 31.2%, to $556.7 million at September 30, 2008, from $424.3 million at December 31, 2007. The increase in loans was primarily attributable to an increase of $85.4 million in multifamily loans and an increase of $27.5 million in commercial real estate loans. The Company does not originate or purchase non-traditional loans such as interest-only, negative amortization or payment option ARMs. Additionally, the company does not originate or purchase sub-prime or Alt-A loans. We continue to focus on originating commercial real estate, mixed-use, and multifamily loans that meet our underwriting standards.
     Deposits increased $57.4 million, or 6.5%, to $934.6 million at September 30, 2008, from $877.2 million at December 31, 2007. The increase is primarily attributable to an increase of $105.8 million, or 33.3%, in savings accounts (passbook, statement, tiered, and money market accounts) and an increase of $13.7 million, or 28.7%, in checking accounts, partially offset by a decrease in certificates of deposit of $62.1 million, or 15.4%. The increase in savings accounts was primarily due to the Company successfully introducing a new money market account and a tiered savings product during 2008. The decrease in certificates of deposit was primarily attributable to the significant competition to attract deposits in our markets of Richmond and Kings Counties in New York and Union and Middlesex Counties in New Jersey. After considering our competitors’ pricing, our available opportunities to invest such deposits, and the overall customer relationship with Northfield Bank, we may choose not to compete for certain types of deposits.
     Total borrowings increased $183.7 million, or 147.6%, to $308.1 million at September 30, 2008, from $124.4 million at December 31, 2007. The increase was attributable to borrowing proceeds of $339.5 million from securities sold under agreements to repurchase and an increase in other borrowings of $31.1 million. These increases were partially offset by repayments on borrowings related to securities sold under agreements to repurchase of $187.0 million. The Company utilized the proceeds of borrowings primarily to fund investments in loans and securities.
     Total stockholders’ equity increased $11.2 million, or 3.0%, to $378.5 million at September 30, 2008, from $367.3 million at December 31, 2007. This increase was primarily attributable to net income of $12.4 million for the nine months ended September 30, 2008, partially offset by an other comprehensive loss of $1.8 million primarily attributable to the change in the estimated fair value of available-for-sale securities. Generally, as longer-term market interest rates have increased during the period, the resultant estimated fair values of fixed-rate securities have decreased.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007
     Interest income. Interest income increased $2.4 million, or 14.3%, to $19.0 million for the three months ended September 30, 2008, from $16.7 million for the three months ended September 30, 2007. The increase in interest income was primarily the result of an increase in average interest-earning assets of $231.3 million, or 18.0%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $108.8 million, or 25.6%, and an increase in average mortgage-backed securities of $109.8 million, or 15.1%. The increase in average balance of mortgage-backed securities was a result of a leveraging strategies executed in the latter part of 2007 and throughout 2008. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.16% for the three months ended September 30, 2007, to 5.01% for the three months ended September 30, 2008. The decrease in the yield earned on interest-earning assets was due to declines in market interest rates on loans and short-term investments. The decline in short-term interest rates had a negative effect on the yield on interest sensitive loans and resulted in lower rates on new originations.
     Interest Expense. Interest expense decreased $686,000 or 9.2%, to $6.8 million for the three months ended September 30, 2008, from $7.5 million for the three months ended September 30, 2007. The decrease was attributable to a decrease in interest expense on deposits of $1.8 million, or 29.6%, partially offset by an increase in interest expense on borrowings of $1.1 million, or 78.9%. The decrease in interest expense on deposits was attributable to average interest-bearing deposits decreasing $102.5 million, or 11.1%, to $817.0 million for the three months ended September 30, 2008, as compared to $919.5 million for the three months ended September 30, 2007, and the cost of interest-bearing deposits decreasing 54 basis points, or 20.6%, to 2.08% for the three months ended September 30, 2008, as compared to 2.62% for the three months ended September 30, 2007, reflecting lower market interest rates. The decrease in average interest-bearing deposits was primarily as a result of customers using $82.4 million in deposits to purchase common stock in the Company’s initial public offering during the fourth quarter of 2007. The increase in interest expense on borrowings was attributable to average balance of borrowings increasing $161.6 million, or 117.2%, to $299.4 million for the three months ended September 30, 2008, from $137.8 million for the three months ended September 30, 2007 partially offset by a 71 basis point, or 17.5%, decrease in the average rate we paid on borrowings to 3.34% for the three months ended September 30, 2008, from 4.05% for the three months ended September 30, 2007, reflecting lower market interest rates.
     Net Interest Income. Net interest income increased $3.1 million, or 33.5%, to $12.2 million for the three months ended September 30, 2008, from $9.2 million for the three months ended September 30, 2007. Our net interest margin increased 38 basis points to 3.22% for the three months ended September 30, 2008, from 2.84% for the three months ended September 30, 2007. The expansion in net interest income was attributable to an increase in net interest-earning assets of $172.3 million which was due primarily to the net proceeds of $172.0 million from the Company’s initial public offering during the fourth quarter of 2007. The net interest margin was also positively impacted by an increase of 24 basis points, or 10.2%, in the net interest rate spread as a result of lower cost of interest-bearing liabilities partially offset by a decrease in the average yield earned on interest-earning assets.
     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
     Based on our evaluation of the above factors, we recorded a provision for loan losses of $1.3 million for the three months ended September 30, 2008, and a provision for loan losses of $200,000 for the three months ended September 30, 2007. We recorded net charge-offs of $1.0 million and $0 for the three months ended September 30, 2008 and 2007, respectively. The provision for loan losses increased between the two periods primarily due to increases in certain general loss factors utilized in management’s calculation of the allowance for loan losses in response to continued deterioration in general real estate collateral values and weakness in the overall economy, providing for impaired loans of $170,000 during the three months ended September 30, 2008 and loan balances increasing by $38.8 million for the three months ended September 30, 2008, as compared to a $2.4 million increase for the three months ended September 30, 2007. The allowance for loan losses was $7.7 million, or 1.39% of total loans receivable at September 30, 2008, compared to $5.6 million, or 1.33% of total loans receivable at December 31, 2007.
Net change in total loans are as follows (in thousands):

	Net Change for	Net Change for
	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Real estate loans:
Commercial mortgage	$(829)	(1,985)
One- to four-family residential mortgage	685	(22)
Home equity and lines of credit	2,894	(457)
Construction and land	(426)	3,742
Multifamily	37,114	2,388

Total real estate loans	39,438	3,666

Commercial and industrial loans	(651)	(757)
Other loans	(17)	(556)

Total commercial and industrial and other loans	(668)	(1,313)

Total loans held-for-investment	$38,770	2,353

     The Company’s non-performing loans totaled $12.1 million at September 30, 2008, an increase from $9.8 million at December 31, 2007. The increase in non-performing loans from December 31, 2007, was primarily attributable to an increase in non-accruing one- to four-family residential mortgage loans of $866,000, an increase in non-accruing commercial and industrial loans of $232,000, and an increase in loans 90 days or more past due and accruing of $1.8 million, which consisted primarily of commercial and industrial loans, land, and construction loans paying in accordance with their original contractual terms but past maturity. These increases were partially offset by a decrease in non-accruing commercial real estate loans of $630,000. The decrease in non-accruing commercial real estate was primarily attributable to the transfer of a loan with a principal balance of $2.1 million to other real estate owned, partially offset by additional loans placed on non-accrual status in 2008.
     Non-interest Income. Non-interest income decreased $454,000, or 35.6%, to $820,000 for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. The decrease in non interest income was primarily due to increases in market losses on trading securities of $513,000, primarily equity and bond mutual funds, that are utilized to fund the Company’s employee and director deferred compensation plan. The participants in the plan bear the risk and rewards of the trading securities return performance, and consequently, non interest expense, specifically compensation expense, is reduced for any trading losses experienced in the portfolio.
     Non-interest Expense. Non-interest expense increased $1.4 million, or 25.8%, to $6.7 million for the three months ended September 30, 2008, compared to $5.3 million for the three months ended September 30, 2007. Compensation and benefits increased $68,000 or 2.4%, to $2.9 million for the three months ended September 30, 2008, from $2.8 million for the three months ended September 30, 2007. The increase is attributable to increases in staff in the lending and accounting departments and annual merit increases, partially offset by decreases in the estimated fair value of securities utilized to fund certain deferred compensation arrangements. Occupancy expense increased $258,000, or 32.5%, to $1.1 million for the three months ending September 30, 2008, from $793,000 for the three months ended September 30, 2007, as a result of the Company’s operations center occupied in June 2008, as well as increased depreciation and amortization expense associated with capital improvements to certain branches. Data processing expense increased $472,000, or 76.0%, to $1.1 million for the three months ended September 30, 2008, compared to $621,000 for the three months ended September 30, 2007. The increase was primarily attributable to costs of approximately $400,000 associated with the Company’s planned conversion to a new third-party core processing system in the first quarter of 2009. Professional fees increased $242,000, or 103.4%, to $476,000 for the three months ended September 30, 2008, as compared to $234,000 for the three months ended September 30, 2007. The increase is attributable to increased legal, audit, and other professional fees as a result of the Company becoming public. Other expenses increased by $295,000, or 44.1%, to $964,000 for the three months ended September 30, 2008, as compared to $669,000 for the three months ended September 30, 2007. The increase is primarily attributable to increased reserves on unfunded loan commitments.
     Income Tax Expense. The Company recorded income tax expense of $1.8 million for the three ended September 30, 2008, as compared to $1.9 million in the corresponding prior year period. The effective tax rate was

35.6% for the three months ended September 30, 2008, compared to 37.7% in the corresponding prior period. The decrease in the effective tax rate is attributable to interest expense charges in the third quarter of 2007 associated with New York State and City tax audits that were resolved in the fourth quarter of 2007.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/
	Balance	Interest	(1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$534,587	$8,337	6.20%	$425,755	$7,297	6.80%
Mortgage-backed securities	838,985	9,426	4.47	729,221	7,915	4.31
Other securities	32,543	246	3.01	33,670	389	4.58
Federal Home Loan Bank of New York stock	12,930	203	6.25	6,511	119	7.25
Interest-earning deposits in financial institutions	93,222	822	3.51	85,776	931	4.31

Total interest-earning assets	1,512,267	19,034	5.01	1,280,933	16,651	5.16
Non-interest-earning assets	79,473			58,244

Total assets	$1,591,740			$1,339,177

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$461,396	1,503	1.30	$433,203	932	0.85
Certificates of deposit	355,627	2,774	3.10	486,290	5,140	4.19

Total interest-bearing deposits	817,023	4,277	2.08	919,493	6,072	2.62
Repurchase agreements	230,859	2,024	3.49	115,033	1,187	4.09
Other borrowings	68,499	491	2.85	22,771	219	3.82

Total interest-bearing liabilities	1,116,381	6,792	2.42	1,057,297	7,478	2.81
Non-interest bearing deposit accounts	88,749			94,685
Accrued expenses and other liabilities	11,914			14,522

Total liabilities	1,217,044			1,166,504
Stockholders’ equity	374,696			172,673

Total liabilities and stockholders’ equity	$1,591,740			$1,339,177

Net interest income		$12,242			$9,173

Net interest rate spread (2)			2.59%			2.35%
Net interest-earning assets (3)	$395,886			$223,636

Net interest margin (4)			3.22%			2.84%
Average interest-earning assets to interest-bearing liabilities			135.46%			121.15%

(1)	Average yields and rates for the three months ended September 30, 2008 and 2007, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

     Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007
     Interest income. Interest income increased $6.6 million, or 13.9%, to $54.4 million for the nine months ended September 30, 2008, from $47.8 million for the nine months ended September 30, 2007. The increase in interest income was primarily the result of an increase in average interest-earning assets of $201.1 million, or 16.1%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $56.1 million, an increase in average mortgage-backed securities of $103.3 million, and an increase in average interest-earning deposits in financial institutions of $37.3 million. The increase in average balance of mortgage-backed securities and deposits in other financial institutions was a result of a leveraging strategies executed in the latter part of 2007 and throughout 2008. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.13% for the nine months ended September 30, 2007, to 5.02% for the nine months ended September 30, 2008. The decrease in the yield earned on interest-earning assets was due to declines in market interest rates on loans and short-term investments. The decline in short-term interest rates had a negative effect on the yield on interest sensitive loans and resulted in lower rates on new originations.
     Interest Expense. Interest expense decreased $2.1 million or 9.3%, to $20.1 million for the nine months ended September 30, 2008, from $22.1 million for the nine months ended September 30, 2007. The decrease was attributable to a decrease in interest expense on deposits of $4.7 million, or 25.8%, partially offset by an increase in interest expense on borrowings of $2.6 million, or 66.9% The decrease in interest expense on deposits was attributable to average interest-bearing deposits decreasing $102.8 million, or 11.5%, to $791.4 million for the nine months ended September 30, 2008, as compared to $894.2 million for the nine months ended September 30, 2007, and the cost of interest-bearing deposits decreasing 44 basis points, or 16.2%, to 2.28% for the nine months ended September 30, 2008, as compared to 2.72% for the nine months ended September 30, 2007, reflecting lower market interest rates. The decrease in average interest-bearing deposits was primarily as a result of customers using $82.4 million in deposits to purchase common stock in the Company’s initial public offering during the fourth quarter of 2007. The increase in interest expense on borrowings was attributable to average balance of borrowings increasing $120.0 million, or 90.8%, to $254.0 million for the nine months ended September 30, 2008, from $133.1 million for the nine months ended September 30, 2007 partially offset by a 50 basis point, or 12.6%, decrease in the average rate we paid on borrowings to 3.46% for the nine months ended September 30, 2008, from 3.96% for the nine months ended September 30, 2007, reflecting lower market interest rates.
     Net Interest Income. Net interest income increased $8.7 million, or 33.9%, to $34.4 million for the nine months ended September 30, 2008, from $25.7 million for the nine months ended September 30, 2007. Our net interest margin increased 42 basis points to 3.17% for the nine months ended September 30, 2008, from 2.75% for the nine months ended September 30, 2007. The expansion in net interest margin was attributable to an increase in net interest-earning assets of $183.0 million which was attributable to customers using $82.4 million in deposits to purchase common stock in the Company’s initial public offering during the fourth quarter of 2007 and the implementation of leverage strategies during the fourth quarter of 2007 and throughout 2008. The net interest margin was also positively impacted by an increase of 21 basis points, or 9.3%, in the net interest rate spread.
     Provision for Loan Losses. We recorded a provision for loan losses of $3.1 million for the nine months ended September 30, 2008, as compared to a provision for loan losses of $737,000 for the nine months ended September 30, 2007. We recorded net charge-offs of $1.0 million and $836,000 for the nine months ended September 30, 2008 and 2007, respectively. The provision for loan losses increased between the two periods primarily due to increases in certain general loss factors utilized in management’s calculation of the allowance for loan losses in response to continued deterioration in general real estate collateral values and weakness in the overall economy, loan balances increasing $132.2 million for the nine months ended September 30, 2008, as compared to $17.4 million for the nine months ended September 30, 2007, and additional reserves of $473,000 on impaired loans for the nine months ended September 30, 2008.

     Net change in total loans are as follows (in thousands):

	Net Change for	Net Change for
	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Real estate loans:
Commercial mortgage	$27,493	31,393
One- to four-family residential mortgage	6,354	(8,791)
Home equity and lines of credit	8,972	(2,106)
Construction and land	5,472	(2,947)
Multifamily	85,433	2,200

Total real estate loans	133,724	19,749

Commercial and industrial loans	(1,098)	(670)
Other loans	(471)	(1,689)

Total commercial and industrial and other loans	(1,569)	(2,359)

Total loans held-for-investment	$132,155	17,390

     Non-interest Income. Non-interest income decreased $2.8 million to $5.4 million for the nine months ended September 30, 2008, from $8.2 million for the nine months ended September 30, 2007. The decrease in non-interest income was due primarily to a gain of $4.3 million on the sale of deposits in two underperforming branches in March 2007 being partially offset by a realized nontaxable death benefit of approximately $2.5 million in the first quarter of 2008. In addition, gain on securities transactions, net decreased $1.1 million due to increases in market losses on trading securities of $1.1 million, primarily equity and bond mutual funds, that are utilized to fund the Company’s employee and director deferred compensation plan. The participants in the plan bear the risk and rewards of the trading securities return performance, and consequently, non interest expense, specifically compensation expense, is reduced for any trading losses experienced in the portfolio.
     Non-interest Expense. Non-interest expense increased $1.3 million, or 7.4%, to $18.6 million for the nine months ended September 30, 2008, as compared to $17.4 million for the nine months ended September 30, 2007. Compensation and benefits decreased $389,000, or 4.2%, to $8.9 million for the nine months ended September 30, 2008, from $9.3 million for the nine months ended September 30, 2007. The decrease was primarily attributable to a decrease in the estimated fair value of securities utilized to fund certain deferred compensation arrangements and the reduction of our work-force as a result of the sale of the two underperforming branches in the first quarter of 2007, partially offset by annual merit increases in salary and increased lending and accounting staff. Occupancy expense increased $212,000, or 8.5%, to $2.7 million for the nine months ending September 30, 2008, from $2.5 million for the nine months ended September 30, 2007 as a result of the Company’s operations center occupied in June 2008, as well as increased depreciation and amortization expense associated with capital improvements to certain branches. Data processing expense increased $588,000, or 33.1%, to $2.4 million for the nine months ended September 30, 2008, compared to $1.8 million for the nine months ended September 30, 2007. The increase was primarily attributable to costs of approximately $400,000 associated with the Company’s planned conversion to a new third-party core processing system in the first quarter of 2009. Professional fees increased $461,000, or 67.4%, to $1.1 million for the nine months ended September 30, 2008, as compared to $684,000 for the three months ended September 30, 2007. The increase is attributable to increased legal, audit, and other professional fees as a result of the Company becoming public. Other expenses increased by $345,000, or 14.2%, to $2.8 million for the nine months ended September 30, 2008, as compared to $2.4 million for the nine months ended September 30, 2007. The increase is primarily attributable to increased reserves on unfunded loan commitments.
     Income Tax Expense. The provision for income taxes was $5.6 million for the nine months ended September 30, 2008, compared to $5.8 million for the nine months ended September 30, 2007, reflecting a decrease in taxable income. Our effective tax rate was 31.1% for the nine months ended September 30, 2008, compared to 36.7% for the nine months ended September 30, 2007. The decrease in the effective tax rate was primarily a result of an increase in non-taxable income of $2.5 million as a result of the gain from bank owned life insurance death benefits realized in the first quarter of 2008.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans	$478,966	$22,723	6.34%	$422,905	$21,343	6.75%
Mortgage-backed securities	812,586	27,197	4.47	709,302	22,348	4.21
Other securities	39,752	1,182	3.97	40,798	1,452	4.76
Federal Home Loan Bank of New York stock	12,021	538	5.98	6,594	387	7.85
Interest-earning deposits in financial institutions	104,227	2,806	3.60	66,902	2,267	4.53

Total interest-earning assets	1,447,552	54,446	5.02	1,246,501	47,797	5.13
Non-interest-earning assets	81,880			57,739

Total assets	$1,529,432			$1,304,240

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$418,256	3,649	1.17	$404,794	2,461	0.81
Certificates of deposit	373,149	9,844	3.52	489,425	15,719	4.29

Total interest-bearing deposits	791,405	13,493	2.28	894,219	18,180	2.72
Repurchase agreements	206,431	5,414	3.50	110,542	3,293	3.98
Other borrowings	47,543	1,159	3.26	22,581	646	3.82

Total interest-bearing liabilities	1,045,379	20,066	2.56	1,027,342	22,119	2.88
Non-interest bearing deposit accounts	95,855			93,629
Accrued expenses and other liabilities	13,779			13,911

Total liabilities	1,155,013			1,134,882
Stockholders’ equity	374,419			169,358

Total liabilities and stockholders’ equity	$1,529,432			$1,304,240

Net interest income		$34,380			$25,678

Net interest rate spread (2)			2.46%			2.25%
Net interest-earning assets (3)	$402,173			$219,159

Net interest margin (4)			3.17%			2.75%
Average interest-earning assets to interest-bearing liabilities			138.47%			121.33%

(1)	Average yields and rates for the nine months ended September 30, 2008 and 2007, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowings, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Securities sold under agreements to repurchase and other borrowings excluding capitalized lease obligations were $305.8 million at September 30, 2008, at a weighted average interest rate of 3.43%. A total of $144.5 million of these borrowings will mature in less than one year. Securities sold under agreements to repurchase and other borrowings excluding capitalized leases were $122.0 million at December 31, 2007. The Company has two lines of credit with the FHLB. Each line has a limit of $100.0 million. At September 30, 2008, the Company has $200.0 million available for use. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At September 30, 2008 and December 31, 2007, Northfield Bank exceeded all regulatory capital requirements that it is subject to.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
		Adequacy	Action
	Actual Ratio	Purposes	Provisions
As of September 30, 2008:
Tangible capital to tangible assets	16.89%	1.50%	NA%
Tier 1 capital — leverage (to adjusted assets)	16.89	4.00	5.00
Total capital (to risk- weighted assets)	35.64	8.00	10.00

As of December 31, 2007:
Tangible capital to tangible assets	18.84%	1.50%	NA%
Tier 1 capital — leverage (to adjusted assets)	18.84	4.00	5.00
Total capital (to risk- weighted assets)	38.07	8.00	10.00

Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
     The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2008:

			One & less	Three & less
		Less than	than Three	than Five	More than
Contractual Obligation	Total	One Year	Years	Years	Five Years
	(in thousands)
Debt obligations (excluding capitalized leases)	$305,800	144,500	90,000	66,300	5,000
Commitments to originate loans	$51,089	51,089	—	—	—
Commitments to fund unused lines of credit	$35,864	35,864	—	—	—
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
     In addition to the contractual obligations previously discussed, we have other liabilities and capitalized and operating lease obligations. These contractual obligations as of September 30, 2008, have not changed significantly from December 31, 2007, except for the addition of an operating lease of our corporate and operation facility located at 581 Main Street, Woodbridge, New Jersey. The Company leased approximately 15,000 square feet of office space for 10 years with an average annual cost of $444,000. Additionally, during the third quarter of 2008, the lease of land commenced for construction of a branch to be located in Staten Island, New York. The lease is for 47 years with an average annual cost of $273,000.
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Operating Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset Liability Committee (“ALCO”) and a Management Asset/Liability Committee (“MALCO”). The MALCO is comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations. The MALCO committee reports to the ALCO committee, which is comprised of four outside directors. These committees are responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to our board of directors the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
     We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
•	originating commercial real estate loans and multifamily loans that generally tend to have shorter maturities and higher interest rates that generally reset at five years;

•	investing in shorter term investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower-cost deposits and longer-term Federal Home Loan Bank advances and repurchase agreements.
     Shortening the average term of our interest-earning assets by increasing our investments in shorter-term loans, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
     Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, or 300 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. For example an increase in interest rates from 3% to 4% would mean, a 100 basis point increase in the “Change in Interest Rates” column below.
     Net Interest Income Analysis. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, or 300 basis points.

     The tables below set forth, as of September 30, 2008, our calculation of the estimated changes in our NPV and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV
					Estimated
Change in	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Interest Rates	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
(basis points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change

+300	$1,534,479	$1,158,136	$376,343	$(59,437)	24.53%	(8.24)%
+200	1,574,333	1,175,048	399,285	(36,495)	25.36%	(5.01)%
+100	1,611,116	1,192,559	418,557	(17,223)	25.98%	(2.38)%
0	1,646,448	1,210,668	435,780	—	26.47%	—
-100	1,679,871	1,228,168	451,703	15,923	26.89%	3.49%
-200	1,695,098	1,246,331	448,767	12,987	26.47%	2.52%
-300	$1,705,598	$1,266,300	$439,298	$3,518	25.76%	(3.10)%
     The table above indicates that at September 30, 2008, in the event of a 300 basis point increase in interest rates, we would experience a 194 basis point decrease in NPV ratio, and an 8.2% decrease in net interest income. In the event of a 300 basis point decrease in interest rates, we would experience a 71 basis point decrease in NPV ratio and a 3.10% decrease in net interest income. Our internal policies provide that, in the event of a 300 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 8.5% of estimated present value of assets. As of September 30, 2008, we were within the Board approved policy.
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

ITEM 4. CONTROLS AND PROCEDURES
     Not applicable
ITEM 4T. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
     The risks set forth below, in addition to the other risks described in this quarterly report, represent material changes from those risk factors previously disclosed the Company’s previous filings with the Securities and Exchange Commission, and may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums
     The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from five to 43 basis points of the institution’s deposits. On October 16, 2008, the Federal Deposit Insurance Corporation published a proposed rule that would raise the current deposit insurance assessment rates (to a range from 8 to 77.5 basis points) in 2009.
     Based upon our initial review of the Federal Deposit Insurance Corporation’s proposed rule, if the rule was implemented as proposed, our annual expense for FDIC insurance based on deposits as of September 30, 2008, would increase by approximately $1.5 million. There can be no assurance that the proposed rule will be implemented by the Federal Deposit Insurance Corporation or implemented in its proposed form.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.
     Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. In general, loan portfolio quality has deteriorated at many institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.
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

Date: November 14, 2008	NORTHFIELD BANCORP, INC. (Registrant)
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