Form 10-K
period 2008-12-31
Northfield Bancorp, Inc.
filed 2009-03-16
CIK 1401700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33732
Northfield Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States of America	42-1572539
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1410 St. Georges Avenue, Avenel, New Jersey	07001
(Address of Principal Executive Offices)	Zip Code

(732) 499-7200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2008 was $481,632,906.

As of March 2, 2009, there were outstanding 45,544,061 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

NORTHFIELD BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements,” which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, and similar expressions. These forward looking statements include:

•	statements of our goals, intentions, and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the quality of our assets, including our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

Northfield Bancorp, MHC

Northfield Bancorp, MHC is a federally-chartered mutual holding company and owns 55.0% of the outstanding shares of common stock of Northfield Bancorp, Inc., as of December 31, 2008. Northfield Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of Northfield Bancorp, Inc., and does not intend to expand its business activities at this time. So long as Northfield Bancorp, MHC exists, it is required to own a majority of the voting stock of Northfield Bancorp, Inc. The home office of Northfield Bancorp, MHC is located at 1731 Victory Boulevard, Staten Island, New York, and its telephone number is (718) 448-1000. Northfield Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Northfield Bancorp, Inc.

Northfield Bancorp, Inc. is a federal corporation that completed its initial public stock offering on November 7, 2007. Northfield Bancorp, Inc.’s home office is located at 1410 St. Georges Avenue, Avenel, New Jersey 07001 and the telephone number is (732) 499-7200. Northfield Bancorp, Inc.’s significant business activities have been holding the common stock of Northfield Bank (the Bank) and investing the proceeds from its initial public offering in short-term investments. Northfield Bancorp, Inc., as the holding company of Northfield Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for subsidiaries of federally-chartered mutual holding companies, which may include the acquisition of banking and financial services companies. We have no plans for any mergers or acquisitions, or other diversification of the activities of Northfield Bancorp, Inc. at the present time. In addition to the Bank, Northfield Bancorp, Inc. also owns Northfield Investments, Inc., a New Jersey investment company, which currently is inactive. When we use the term “Company,” “We,” or “Our” we are referring to the activities of Northfield Bancorp, Inc. and its consolidated subsidiaries. When we refer to the holding company we are referring to the stand-alone activities of Northfield Bancorp, Inc. When we refer to the “Bank” we are referring to the activities of Northfield Bank and its consolidated subsidiaries.

Our cash flow depends on the cash proceeds we retained from our initial public stock offering, earnings on our investments, and from dividends received from Northfield Bank. Northfield Bancorp, Inc. neither owns nor leases any property from outside parties, but instead uses the premises, equipment, and furniture of Northfield Bank. At the present time, we employ as officers only certain persons who are also officers of Northfield Bank and we use the support staff of Northfield Bank from time to time. These persons are not separately compensated by Northfield Bancorp, Inc. Northfield Bancorp, Inc. reimburses Northfield Bank for significant costs incurred by the Bank on its behalf. Northfield Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Northfield Bank

Northfield Bank was organized in 1887 and is currently a federally chartered savings bank. Northfield Bank conducts business from its home office located at 1731 Victory Boulevard, Staten Island, New York and its 17 additional branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond (Staten Island) and Kings (Brooklyn) and the New Jersey counties of Union and Middlesex. The telephone number at Northfield Bank’s home office is (718) 448-1000.

Northfield Bank’s principal business consists of originating commercial real estate loans and multifamily real estate loans, purchasing investment securities including mortgage-backed securities and corporate bonds, as well as depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, one- to four-family residential mortgage loans, and home equity loans and lines of credit. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transactions deposit accounts (Negotiable Orders of Withdrawal (NOW) accounts and non-interest bearing demand accounts), and individual retirement accounts. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also uses borrowed funds as a source of funds, principally from the Federal Home Loan Bank of New York. In addition to traditional banking services, Northfield Bank offers insurance products through NSB Insurance Agency, Inc. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds mortgage loans and other investments.

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

Market Area and Competition

We have been in business for over 120 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, and telephone and internet banking capabilities. We consider our competitive products and pricing, branch network, reputation for superior customer service, and financial strength, as our major strengths in attracting and retaining customers in our market areas.

We face intense competition in our market areas both in making loans and attracting deposits. Our market areas have a high concentration of financial institutions, including large money center and regional banks, community banks, and credit unions. We face additional competition for deposits from money market funds, brokerage firms, mutual funds, and insurance companies. Some of our competitors offer products and services that we do not offer, such as trust services and private banking.

In addition, recent turmoil in the United States and world economies, and more specifically in the financial services industry, has resulted in financial services companies such as investment banking institutions, and automobile and real estate finance companies, electing to become bank holding companies. These financial services companies have traditionally received their funding from sources other than insured bank deposits. Many of the alternative funding sources traditionally utilized by these companies is no longer available and has resulted in these companies relying more on insured bank deposits to fund their operations, increasing competition for deposits and related costs of such deposits.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in the, New York Counties of Richmond (Staten Island) and Kings (Brooklyn), and Union, and Middlesex Counties in New Jersey. As of June 30, 2008 (the latest date for which information is publicly available), we ranked fifth in deposit market share, with a 7.61% market share, in the Staten Island market area. In Middlesex and Union Counties in New Jersey, as of June 30, 2008, we ranked 23rd, on a combined basis, with a 0.66% market share.

Lending Activities

Our principal lending activity is the origination of commercial real estate loans and multifamily real estate loans. We also originate one- to four-family residential real estate loans, construction and land loans, commercial and industrial loans, and home equity loans and lines of credit.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $0, $270,000, $125,000, $0, and $99,000 at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
Commercial	$289,123	49.05%	$243,902	57.50%	$207,680	50.75%	$165,657	42.72%	$125,033	38.98%
One- to four-family residential	103,128	17.49	95,246	22.45	107,572	26.29	127,477	32.87	131,358	40.95
Construction and land	52,158	8.85	44,850	10.57	52,124	12.74	52,890	13.64	27,898	8.70
Multifamily	108,534	18.41	14,164	3.34	13,276	3.24	14,105	3.64	12,506	3.90
Home equity and lines of credit	24,182	4.10	12,797	3.02	13,922	3.40	16,105	4.15	17,027	5.31
Commercial and industrial loans	11,025	1.87	11,397	2.69	11,022	2.70	8,068	2.08	2,864	0.89
Other loans	1,339	0.23	1,842	0.43	3,597	0.88	3,510	0.90	4,058	1.27

Total loans	589,489	100.00%	424,198	100.00%	409,193	100.00%	387,812	100.00%	320,744	100.00%

Other items:
Deferred loan costs (fees), net	495		131		(4)		(345)		(53)
Allowance for loan losses	(8,778)		(5,636)		(5,030)		(4,795)		(3,166)

Net loans held-for-investment	$581,206		$418,693		$404,159		$382,672		$317,525

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2009. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

					Construction and
	Commercial Real Estate		One- to Four-Family Residential		Land Loans		Multifamily
		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Due during the years ending December 31,
2009	$12,139	6.04%	$458	7.91%	$25,569	6.78%	$—	—%
2010	3,200	6.05	662	6.83	17,153	5.64	6 ,201	5.92
2011	6,251	6.59	496	5.27	—	—	80	7.95
2012 to 2013	4,569	6.37	3,457	5.47	1,000	5.00	589	7.00
2014 to 2018	8,734	6.80	21,993	5.47	505	6.26	1,096	6.72
2019 to 2023	22,385	6.54	17,155	5.58	—	—	10,844	6.54
2024 and beyond	231,845	6.44	58,907	5.79	7,931	5.50	89,724	5.74

Total	$289,123	6.44%	$103,128	5.69%	$52,158	6.17%	$108,534	5.85%

	Home Equity and Lines
	of Credit		Commercial and Industrial		Other		Total
		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Due during the years ending December 31,
2009	$34	5.94%	$4,092	6.48%	$1,223	4.66%	$43,515	6.50%
2010	753	6.74	1,963	6.10	21	7.14	29,953	5.83
2011	78	6.35	1,713	5.43	73	7.01	8,691	6.30
2012 to 2013	2,675	6.33	310	6.04	—	—	12,600	6.03
2014 to 2018	4,415	5.72	2,682	7.46	22	7.50	39,447	5.97
2019 to 2023	6,783	5.62	265	7.00	—	—	57,432	6.15
2024 and beyond	9,444	5.29	—	—	—	—	397,851	6.14

Total	$24,182	5.63%	$11,025	6.49%	$1,339	4.87%	$589,489	6.14%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2008, that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed Rate	Adjustable Rate	Total
	(In thousands)

Real estate loans:
Commercial	$20,764	$256,220	$276,984
One- to four-family residential	54,174	48,496	102,670
Construction and land	1,016	25,573	26,589
Multifamily	6,397	102,137	108,534
Home equity and lines of credit	12,816	11,332	24,128
Commercial and industrial loans	2,404	4,529	6,933
Other loans	116	—	116

Total loans	$97,687	$448,287	$545,974

Commercial Real Estate Loans.  Prior to 2008 our principal lending activity had been the origination of commercial real estate loans. During 2008, the Company focused on originating multifamily real estate loans. Commercial real estate loans totaled $289.1 million, or 49.05% of our loan portfolio as of December 31, 2008. Commercial real estate loans at December 31, 2008 included $31.3 million in hotels and motels, $44.6 million in office buildings, and $128.9 million in owner-occupied businesses. At December 31, 2008, our commercial real estate loan portfolio consisted of 333 loans with an average loan balance of approximately $868,000 although there are a large number of loans with balances substantially greater than this average. At December 31, 2008, our largest commercial real estate loan had a principal balance of $9.9 million, and was secured by a hotel. At December 31, 2008, this loan was performing in accordance with its original contractual terms.

Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

Our commercial real estate loans typically amortize over 20- to 25-years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board. Recently, variable rate loan originations have been indexed to the five year London Interbank Offering Rate (LIBOR) swaps rate plus a negotiated margin, as published in the Federal Reserve Statistical Release. We also originate, to lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be repaid in the first three to five years.

In the underwriting of commercial real estate loans, we lend up to the lesser of 75% of the property’s appraised value or purchase price. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor, where applicable, and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans are referred by brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential real estate loans. Commercial real estate loans generally have greater credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Multifamily Real Estate Loans.  Loans secured by multifamily and mixed use properties real estate loans totaled approximately $108.5 million, or 18.41% of our total loan portfolio, at December 31, 2008. Mixed use properties classified as mulitfamily are defined by the Company as having more than four residential family units and a business or businesses. At December 31, 2008, we had 100 multifamily real estate loans with an average loan balance of approximately $1.1 million. At December 31, 2008, our largest multifamily real estate loan had a principal balance of $8.0 million and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our market areas.

Our multifamily real estate loans typically amortize over 20- to 25-years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board. Recently, variable rate loan originations have been indexed to the five year LIBOR swaps rate plus a negotiated margin, as published in the Federal Reserve Statistical Release. We also originate, to lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the first three to five years.

In underwriting multifamily real estate loans, we consider a number of factors, including the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), the age and condition of the collateral, the financial resources and income level of the borrower, and the borrower’s experience in owning or managing similar properties. Multifamily real estate loans are originated in amounts up to 75% of the appraised value of the property securing the loan. We typically do not obtain personal guarantees from multifamily real estate borrowers.

Loans secured by multifamily real estate properties generally have greater credit risk than one- to four-family residential real estate loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Construction and Land Loans.  At December 31, 2008, construction and land loans totaled $52.2 million, or 8.85% of total loans receivable. At December 31, 2008, the additional unadvanced portion of these construction loans totaled $20.1 million. At December 31, 2008, we had 63 construction and loan loans with an average loan balance of approximately $828,000. At December 31, 2008, our largest construction and land loan had a principal balance of $5.0 million and was for the purpose of purchasing land. This loan is performing in accordance with its original contractual terms.

Our construction and land loans are typically interest only loans with interest rates that are tied to an index that typically is prime. Margins generally range from zero basis points to 200 basis points above the prime rate index. We also originate, to lesser extent, 10- to 15-year fixed-rate, fully amortizing land loans. In general, our construction and land loans have interest rate floors equal to the interest rate on the date the loan is originated, and we do not typically charge prepayment penalties.

We grant construction and land loans to experienced developers for the construction of single-family residences including condominiums, and commercial properties. Construction and land loans are also made to individuals for the construction of their personal residences. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a loan-to-completed-appraised-value ratio of 70%. Repayment of construction loans on residential properties is normally expected from the sale of units to individual purchasers or in the case of individuals building their own, with a permanent mortgage. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We typically offer the permanent mortgage financing on our construction loans on income-producing properties.

Land loans also help finance the purchase of land intended for future development, including single-family houses, multifamily housing, and commercial property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, and the maximum term of these loans is two years. If the maturity of the loan exceeds two years, the loan must be an amortizing loan.

In underwriting a construction loan, we require an appraisal of the property by a independent licensed appraiser approved by the Company’s board of directors . We review and inspect properties before disbursement of funds during the term of a construction loan.

Construction and land loans generally carry higher interest rates have shorter terms than one- to four- family residential real estate loans. Construction and land loans have greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated and the market value of collateral, when completed, may be less that the outstanding loans against the property. Substantially all of our construction and land loans are secured by property located in our primary market areas.

Commercial and Industrial Loans.  At December 31, 2008, commercial and industrial loans totaled $11.0 million, or 1.87% of the total loan portfolio. As of December 31, 2008, we had 61 commercial and industrial loans with an average loan balance of approximately $181,000, although we originate these types of loans in amounts substantially greater and smaller than this average. At December 31, 2008, our largest commercial and industrial loan had a principal balance of $1.0 million and was performing in accordance with its original contractual terms.

Our commercial and industrial loans typically amortize over 10 years with interest rates that are tied to an index that is typically prime. Margins generally range from zero basis points to 300 basis points above the prime rate index. We also originate, to lesser extent, 10 year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.

We make various types of secured and unsecured commercial and industrial loans to customers in our market area for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of 15 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index.

Commercial credit decisions are based on our credit assessment of the applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and assess the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the guarantors personal credit history supplement our analysis of the applicant’s creditworthiness. We also perform credit checks with other banks and conduct trade investigations. Collateral supporting a secured transaction also is analyzed to determine its marketability.

Commercial and industrial loans generally carry higher interest rates than one- to four- family residential real estate loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. Commercial and industrial loans have greater credit risk than one- to four- family residential real estate loans.

One- to Four-Family Residential Real Estate Loans.  At December 31, 2008, we had 654 one- to four-family residential real estate loans outstanding with an aggregate balance of $103.1 million, or 17.49% of our total loan portfolio. As of December 31, 2008, the average balance of one- to four-family residential mortgage real estate loans was approximately $158,000, although we originate this type of loan in amounts substantially greater and smaller than this average. At December 31, 2008, our largest loan of this type had a principal balance of $2.5 million and was performing in accordance with its original terms.

One- to four-family residential mortgage real estate loans are generally underwritten according to Freddie Mac guidelines using their proprietary automated underwriting software “LP”, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is $417,0000 as of December 31, 2008 for single-family homes. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Jumbo loans are common in our market area. We originate fixed-rate jumbo loans with terms up to 15 years and adjustable-rate jumbo loans with an initial fixed-rate period of 10 years. We generally underwrite jumbo loans in a manner similar to conforming loans. These loans are generally eligible for sale to various firms that specialize in purchasing non-conforming loans. Jumbo loans are common in our market area although we have never sold jumbo loans to any third parties.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for all loans with loan-to-value ratios exceeding 80%. Generally, we will retain in our portfolio loans with loan-to-value ratios up to and including 90%, and sell loans with loan-to-value ratios that exceed 90%. We currently retain the servicing rights on loans sold which generates fee income or income tax credits.

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

Home Equity Loans and Lines of Credit.  At December 31, 2008, we had 361 home equity loans and lines of credits with an aggregate outstanding balance of $24.2 million, or 4.10% of our total loan portfolio, including the outstanding balance of home equity lines of credit of $9.9 million, or 1.68% of our total loan portfolio. At December 31, 2008, the average home equity loans and lines of credit balance was approximately $67,000 although we originate these types of loans in amounts substantially greater and lower than this average. At December 31, 2008, our largest home equity line of credit was $1.5 million and our largest home equity loan was $368,000 and both were performing in accordance with their original terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Historically, we have not focused on originating these types of loans; but in 2007 we hired an experienced loan officer in an effort to increase our origination of these loans. Home equity lines of credit have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization, and are variable rate loans. The borrower is permitted to draw against the line during the entire term. Our home equity lines of credit have a ceiling rate and in 2008, we instituted a floor rate. Our home equity loans are typically fully amortizing with fixed terms to 20 years. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Loan Originations, Purchases, Sales, Participations and Servicing.  Lending activities are conducted in our Staten Island, New Jersey, and Brooklyn branch office locations. All loans we originate for our portfolio are underwritten pursuant to our policies and procedures. Freddie Mac underwriting standards are utilized for loans we originate to sell in the secondary market. We may, based on proper approvals, make exceptions to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. A significant portion of our commercial real estate loans and multifamily real estate loans are generated by referrals from loan brokers, accountants, and other professional contacts. Most of our one- to four-family residential real estate loans are generated through referrals from branch personnel. Our home equity loans and lines of credit are typically generated through direct mail advertisements, newspaper advertisements, and referrals from branch personnel.

We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate residential loans (terms of 10 years or less). Loans we sell consist primarily of conforming, longer-term, fixed-rate residential loans. However, due to market conditions in the secondary market throughout 2008, we held in portfolio substantially all fixed rate residential loans that we originated. We sold $4.1 million of one- to four-family residential real estate loans (all fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2008, and had no loans held-for-sale at December 31, 2008.

We sell our loans without recourse, except for standard representations and warranties provided in secondary market transactions. Currently, we retain the servicing rights on one- to four-family residential real estate loans we sell. At December 31, 2008, we were servicing loans owned by others with a principal balance of $77.5 million, consisting of $77.3 million of one- to four-family residential mortgage loans and $250,000 of construction and land loans. We have entered into a limited number of loan participations in recent years. Historically, the origination of loans held for sale and related servicing activity has not been material to our operations. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities or receive a tax credit.

Loan Approval Procedures and Authority.  Northfield Bank’s lending activities follow written, non-discriminatory underwriting standards established by Northfield Bank’s board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan, if any. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history, and information on the historical and projected income and expenses of the borrower.

Northfield Bank’s lending officers have individual lending authority that is approved by the Board of Directors. 1st Vice Presidents may approve aggregate lending relationships for loans up to $1 million secured by properly margined real estate, which includes loans for construction, land, or multifamily purposes, and $250 thousand for loans that are not secured by properly margined real estate which includes loans that are unsecured. Loans in excess of those thresholds require the concurrence of the Chief Lending Officer when the aggregate relationship is up to $2.5 million or $500 thousand, respectively and the approval of the Chief Executive Officer for those instances when the aggregation thresholds exceed those established for the Chief Lending Officer, up to $10 million. Extensions of credit of over $10 million requires the board of directors to approve an exception to the Chief Lending Officer and Chief Executive Officer lending authorities. All loans are reported to the board of directors in the month following the closing.

Northfield Bank also uses automated underwriting systems to assist in the underwriting of one- to four-family residential real estate loans, home equity loans, and home equity lines of credit. Applications for loan amounts in excess of the conforming loan limit may be approved, subject to an appraisal of the subject property. We require appraisals by independent, licensed, third-party appraisers of all real property securing loans greater than $250,000. Management evaluates and the board of directors approves all appraisers annually.

Non-Performing and Problem Assets

When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and, except for loans secured by one- to four-family residential real estate, we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date. If necessary, additional late charges and delinquency notices are issued and the account will be monitored periodically. After the 90th day of delinquency, we will send the borrower a final demand for payment and refer the loan to legal counsel to commence foreclosure proceedings. Our loan officers can shorten these time frames in consultation with the Chief Lending Officer.

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or greater delinquent unless the loan is considered well-secured and in the process of collection. Loans also are placed on non-accrual status at any time if the ultimate collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Lending Officer reports monitored loans, including all loans rated watch, special mention, substandard, doubtful or loss, to the board of directors on a monthly basis.

For economic reasons and to maximize the recovery of a loan, the Company works with borrowers experiencing financial difficulties, and will consider modifications to a borrower’s existing loan terms and conditions that it would not otherwise consider, commonly referred to as troubled debt restructurings. The Company records an impairment loss, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. The Company will report the loan as a troubled debt restructuring through the end of the calendar year that the restructuring takes place and until such time that the loan yield’s a market rate of interest (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk).

Government legislation is currently being considered that could, by law or court ruling, require the Company to make loan concessions that it would not ordinarily consider, including the forgiveness of principal, extension of loan terms, and/or the reduction of a loan’s contractual interest rate. The Company cannot, at this time, estimate the effect such legislation could have on the Company’s financial condition or results of operations. Also, the Company cannot, at this time, estimate the effect such legislation could have on its mortgage-backed securities portfolio.

Non-Performing and Restructured Assets.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2008, 2007, 2006, 2005, and 2004, we had troubled debt restructurings of $1.0 million, $1.3 million, $1.7 million, $885,000, and $0, respectively, all of which appear within the caption of non-accrual loans.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Commercial	$4,416	$4,792	$5,167	$124	$944
One- to four-family residential	1,093	231	234	290	545
Construction and land	2,675	3,436	—	—	—
Multifamily	1,131	—	—	—	—
Home equity and lines of credit	100	104	36	62	352
Commercial and industrial loans	86	43	905	885	—
Other loans	1	—	—	—	60

Total non-accrual loans	9,502	8,606	6,342	1,361	1,901

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Commercial	—	—	—	—	—
One- to four-family residential	—	—	—	698	—
Construction and land	137	753	275	—	—
Multifamily	—	—	—	—	—
Home equity and lines of credit	—	—	—	—	60
Commercial and industrial loans	—	475	498	—	—
Other loans	—	—	—	—	357

Total loans delinquent 90 days or greater and still accruing	137	1,228	773	698	417

Total non-performing loans	9,639	9,834	7,115	2,059	2,318

Other real estate owned	1,071	—	—	—	—

Total non-performing assets	$10,710	$9,834	$7,115	$2,059	$2,318

Ratios:
Non-performing loans to total loans held-for-investment, net	1.63%	2.32%	1.74%	0.53%	0.72%
Non-performing assets to total assets	0.61	0.71	0.55	0.15	0.15
Total assets	$1,757,761	$1,386,918	$1,294,747	$1,408,562	$1,566,564
Loans held-for-investment, net	589,984	424,329	409,189	387,467	320,691

For the year ended December 31, 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $911,000. No interest income was recognized on such non-accruing loans on a cash basis.

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. At the date property is acquired it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2008, the Company owned with a combined carrying value of $1.1 million. The properties consist of six mixed use properties and six 1-4 family properties residential units located in Trenton, New Jersey. The Company is currently renting certain of the properties and has contracted with a third party to assist the Company in evaluating its options for disposal of the properties. The Company did not have any other real estate owned in four years preceding 2008.

Potential Problem Loans.  The current economic environment is negatively affecting certain borrowers. Our loan officers continue to monitor their loan portfolios, including the evaluation of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current and deteriorating economic environment. Based on this evaluation, we determine an appropriate strategy to assist borrowers, with the objective of maximizing the recovery of the related loan balances.

At December 31, 2008, management has begun negotiations with a borrower who is a developer in our market area to restructure certain loans within their total relationship. The borrower has relationships totaling $14.3 million at December 31, 2008. The borrower has requested to restructure loans totaling $6.5 million. At December 31, 2008, all loans within the relationship are performing in accordance with their original contractual terms and management believes each loan is well secured. Impairment, if any, on the restructured loans is not expected to have a significant affect on our financial condition or results of operations.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. On the basis of our review of our assets at December 31, 2008, classified assets (which are not reported as non-performing assets in the preceding table) consisted of substandard assets of $3.0 million ,no doubtful or loss assets, and $2.6 million of assets designated as special mention.

Our determination as to the classification of our assets (and the amount of our loss allowances) will be subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we adjust our classification and related loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Allowance for Loan Losses

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of the following two components:

(1) Allowances are established for impaired loans (generally defined as non-accrual loans with an outstanding balance of $500,000 or greater). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$5,636	$5,030	$4,795	$3,166	$2,755

Charge-offs:
Commercial real estate	(1,002)	—	—	—	—
Construction and land	(761)	—	—	—	—
Commercial and industrial	(165)	(814)	—	—	—
Other	(12)	(22)	—	—	—

Total charge-offs	(1,940)	(836)	—	—	—
Recoveries:
Other	—	—	—	—	1

Total recoveries	—	—	—	—	1

Net (charge-offs) recoveries	(1,940)	(836)	—	—	1
Provision for loan losses	5,082	1,442	235	1,629	410

Balance at end of year	$8,778	$5,636	$5,030	$4,795	$3,166

Ratios:
Net charge-offs to average loans outstanding	0.38%	0.20%	—%	—%	—%
Allowance for loan losses to non-performing loans at end of year	91.07	57.31	70.70	232.88	136.58
Allowance for loan losses to loans held-for- investment, net at end of year	1.49	1.33	1.23	1.24	0.99

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

	At December 31,
	2008		2007		2006
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Real estate loans:
Commercial	$5,176	49.05%	$3,456	57.50%	$2,421	50.75%
One- to four-family residential	131	17.49	60	22.45	189	26.29
Construction and land	1,982	8.85	1,461	10.57	1,303	12.74
Multifamily	788	18.41	99	3.34	113	3.24
Home equity and lines of credit	146	4.10	38	3.02	46	3.40
Commercial and industrial	523	1.87	484	2.69	891	2.70
Other	32	0.23	38	0.43	25	0.88

Total allocated allowance	8,778	100.00%	5,636	100.00%	4,988	100.00%

Unallocated	—		—		42

Total	$8,778		$5,636		$5,030

	At December 31,
	2005		2004
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Real estate loans:
Commercial	$1,624	42.72%	$1,681	38.98%
One- to four-family residential	319	32.87	326	40.95
Construction and land	1,848	13.64	494	8.70
Multifamily	71	3.64	143	3.90
Home equity and lines of credit	81	4.15	428	5.31
Commercial and industrial	849	2.08	65	0.89
Other	3	0.90	4	1.27

Total allocated allowance	4,795	100.00%	3,141	100.00%

Unallocated	—		25

Total	$4,795		$3,166

Investments

Management has established a management asset liability committee comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Lending Officer, and our Executive Vice President of Operations. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the asset liability management committee of our board of director’s the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. This committee reports to our asset liability committee of the board of directors, consisting of four non-employee board members, which has primary responsibility, among other things, for establishing and overseeing our investment policy, subject to oversight by our entire board of directors. The investment policy is reviewed at least annually by the asset liability committee, and any changes to the policy are subject to ratification by the full board of directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Treasurer executes our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the Chief Financial Officer. NSB Services Corp.’s and NSB Realty Trust’s Investment Officers execute securities portfolio transactions in accordance with investment policies that substantially mirror Northfield Bank’s investment policy. All purchase and sale transactions are formally reviewed by the asset liability committee at least quarterly.

Our current investment policy permits investments in mortgage-backed securities, including pass-through securities and real estate mortgage investment conduits (“REMICs”). The investment policy also permits, with certain limitations, investments in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises (GSEs), asset-backed securities, money market mutual funds, federal funds, investment grade corporate bonds, reverse repurchase agreements and certificates of deposit.

Northfield Bank’s investment policy does not permit investment in municipal bonds, preferred and common stock of other entities including U.S. Government sponsored enterprises or equity securities other than our required investment in the common stock of the Federal Home Loan Bank of New York, or as permitted for community reinvestment purposes or for the purposes of funding the Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2008, we held no asset-backed securities other than mortgage-backed securities. Our board of directors may make changes to these limitations in the future.

Our current investment policy does not permit hedging through the use of such instruments as financial futures, interest rate options, and swaps.

SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” requires that, at the time of purchase, we designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for further discussion). At December 31, 2008, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by U.S. Government sponsored enterprises and to a lesser extent mutual funds, corporate securities and private label mortgaged-backed securities. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

Our available-for-sale securities portfolio at December 31, 2008, consisted of securities with the following amortized cost: $597.9 million of pass-through mortgage-backed securities, of which $532.9 million were issued or guaranteed by GSEs and $65.0 million issued by non-GSEs; $333.0 million of REMICs, of which $242.6 million were issued or guaranteed by GSEs and $90.4 million issued by non-GSEs; and $26.3 million of other securities, consisting of corporate obligations and equity securities which primarily consisted of a money market mutual fund.

Included in the above available-for-sale security amounts, at December 31, 2008, were 16 residential mortgage-backed senior class securities issued by non-GSE’s with an amortized cost of $155.5 million and an estimated fair value of $139.5 million. Twelve of these securities were in an unrealized loss position with an amortized cost of $110.7 million and estimated fair value of $93.8 million. Management has evaluated each of these 12 securities and concluded that as of December 31, 2008, the unrealized losses on these securities were temporary.

Of the 12 non-GSE securities in an unrealized loss position all but two were rated AAA at December 31, 2008. These two securities had a total amortized cost of $17.7 million. Both of these securities were rated investment grade at December 31, 2008. The first security, with an amortized cost of $9.5, and estimated fair value of $5.4 million, was rated Aa2 at December 31, 2008, and was subsequently downgraded to Baa2 (investment grade) as of February 28, 2009. The second security with an amortized cost of $8.2 million, and estimated fair value of $5.8 million, was rated Baa3 at December 31, 2008.

Management has evaluated each of the 12 securities in an unrealized loss position at December 31, 2008. Seven of the 12 securities experienced unrealized losses of less than ten percent at December 31, 2008. These seven securities, with an amortized cost of $58.8 million, and estimated fair value of $55.9 million, were reviewed for key underlying loan risk characteristics including origination dates, interest rates levels and composition of variable and fixed rates, reset dates (including related pricing indexes), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support. These seven securities experienced a majority of their unrealized losses in the fourth quarter of 2008.

The remaining five residential mortgage backed securities issued by non-GSEs at December 31, 2008, had an amortized cost of $51.9 million, and estimated fair value of $37.9 million, representing unrealized losses of 10% or more of their amortized cost. In addition to reviewing the underlying loan risk characteristics described above for non-GSEs with realized losses of less than 10%, management also reviewed historical and expected default rates and related historical and expected losses on the disposal of the underlying collateral on defaulted loans. Based on this evaluation, management believes that it is not probable that the Company will not receive all amounts due under the contractual terms of the securities.

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

Mortgage-backed securities are securities sold in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro rata to investors, net of certain costs, including servicing and guarantee fees, in proportion to an investor’s ownership in the entire pool. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as us. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and GSEs, such as Fannie Mae and Freddie Mac, may guarantee the payments or guarantee the timely payment of principal and interest to investors.

Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of servicing fees, payment guarantees, and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is a trading mechanism for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities issued or guaranteed by GSEs involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause adjustment of amortization or accretion.

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

The timely payment of principal and interest on these REMICs are generally supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit, over collateralization, or subordination techniques. Substantially all of these securities are triple “A” rated by Standard & Poors or Moodys at the time of purchase. Privately issued REMICs and pass-throughs can be subject to certain credit-related risks normally not associated with United States Government agency and United States Government-sponsored enterprise mortgage-backed securities. The loss protection generally provided by the various forms of credit enhancements is limited, and losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself may be subject to the creditworthiness of the credit enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect us from material losses on our privately issued mortgage-backed securities.

At December 31, 2008, our corporate bond portfolio consisted of $17.4 million of short-term investment grade securities. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poors or Moodys. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least monthly to determine whether we should continue to hold the bond.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of New York common stock) at the dates indicated. As of December 31, 2008, 2007, and 2006, we had a trading portfolio with a market value of $2.5 million, $3.6 million and $2.7 million, respectively, consisting of mutual funds quoted in actively traded markets. These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2008		2007		2006
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$532,870	$546,244	$491,758	$486,562	$552,683	$533,051
Non-GSEs	65,040	55,778	29,200	28,867	33,853	33,215
REMICs:
GSEs	242,557	245,492	171,709	171,207	98,601	95,439
Non-GSEs	90,446	83,695	36,141	36,522	—	—
Corporate bonds	17,319	17,351	65,146	65,247	44,390	44,345
Equity investments(1)	9,025	9,025	14,427	14,412	7,491	7,448

Total securities available-for-sale	$957,257	$957,585	$808,381	$802,817	$737,018	$713,498

(1)	Consists of money market mutual funds.

	At December 31,
	2008		2007		2006
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$6,132	$6,273	$9,206	$9,320	$12,739	$12,694
REMICs:
GSEs	8,347	8,315	10,480	10,120	13,430	12,825

Total securities held-to-maturity	$14,479	$14,588	$19,686	$19,440	$26,169	$25,519

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2008, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2008, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
					(Dollars in thousands)

Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$212,987	4.24%	$233,894	4.57%	$85,989	4.91%	$532,870	$546,244	4.49%
Non-GSEs	—	—%	35,663	5.38%	—	—%	29,377	4.88%	65,040	55,778	5.15%
REMICs:
GSEs	$7,110	4.06%	17,515	4.09%	25,185	4.37%	192,748	4.53%	242,557	245,492	4.47%
Non-GSEs	—	—%	—	—%	39,378	5.54%	51,067	5.37%	90,446	83,695	5.44%
Corporate bonds	17,319	4.48%	—	—%	—	—%	—	—%	17,319	17,351	4.48%
Equity investments	9,025	1.31%	—	—%	—	—%	—	—%	9,025	9,025	1.31%

Total securities available-for-sale	$33,454	3.54%	$266,165	4.38%	$298,457	4.68%	$359,181	4.77%	$957,257	$957,585	4.59%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$4,937	5.45%	$—	—%	$1,195	5.36%	$6,132	$6,273	5.43%
REMICs:
GSE	—	—%	69	5.94%	—	—%	8,278	3.77%	8,347	8,315	3.79%

Total securities held-to-maturity	$—	—%	$5,006	5.46%	$—	—%	$9,473	3.97%	$14,479	$14,588	4.48%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of New York and other financial institutions to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, and retained income on other earning assets.

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits on a limited basis. At December 31, 2008, we had no brokered deposits.

Interest rates offered are generally established weekly, maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, and our deposit growth goals.

At December 31, 2008, we had a total of $417.6 million in certificates of deposit, of which $377.9 million had remaining maturities of one year or less. Based on our experience and current pricing strategy, we believe we will retain a significant portion of these accounts at maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended December 31,
	2008			2007
			Weighted			Weighted
			Average	Average		Average
	Average Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Non-interest bearing demand	$94,499	10.41%	—%	$96,796	9.57%	—%
NOW	63,512	7.00	1.97	46,436	4.60	1.93
Money market accounts	64,444	7.10	2.95	2,773	0.27	2.38
Savings	317,426	34.97	0.86	401,003	39.64	0.65
Certificates of deposit	367,806	40.52	3.44	464,552	45.92	4.35

Total deposits	$907,687	100.00%	2.04%	$1,011,560	100.00%	2.35%

	For the Year Ended December 31, 2006
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)

Non-interest bearing demand	$89,989	8.99%	—%
NOW	37,454	3.74	0.93
Savings accounts	398,852	39.86	0.70
Certificates of deposit	474,313	47.41	3.96

Total deposits	$1,000,608	100.00%	2.19%

As of December 31, 2008, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $165.2 million. The following table sets forth the maturity of these certificates at December 31, 2008.

At
December 31,
2008
(In thousands)

Three months or less	$57,209
Over three months through six months	42,349
Over six months through one year	54,122
Over one year to three years	10,088
Over three years	1,391

Total	$165,159

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) with third party financial institutions, as well as advances from the Federal Home Loan Bank of New York, and the Federal Reserve Bank. As of December 31, 2008, our repurchase agreements totaled $170.0 million, or 12.4% of total liabilities, capitalized lease obligations totaled $2.3 million, or 0.17% of total liabilities, and our Federal Home Loan Bank advances totaled $159.8 million, or 11.7% of total liabilities. At December 31, 2008, we had the ability to borrow an additional $200.0 million under our existing credit facilities with the Federal Home Loan Bank of New York. Repurchase agreements are secured by mortgage-backed securities. Advances from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well by pledged mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or for the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at end of year	$332,084	$124,420	$128,534
Average balance during year	$277,227	$127,926	$181,296
Maximum outstanding at any month end	$382,107	$156,459	$220,222
Weighted average interest rate at end of year	3.70%	4.12%	3.74%
Average interest rate during year	3.51%	3.97%	3.57%

Employees

As of December 31, 2008, we had 186 full-time employees and 33 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield Bancorp, Inc. owns 100% of Northfield Investment, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2008, Northfield Bank’s investment in NSB Services Corp. was $583.0 million, and NSB Services Corp. had assets of $584.8 million and liabilities of $1.8 million at that date. At December 31, 2008, NSB Services Corp.’s investment in NSB Realty Trust was $572.8 million, and NSB Realty Trust had $575.9 million in assets and liabilities of $3.1 million at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank. At December 31, 2008, Northfield Bank’s investment in NSB Insurance Agency was $1,000. Northfield Bank also owns all or a portion of three additional, inactive corporations.

SUPERVISION AND REGULATION

General

Northfield Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and the institution’s depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity, and sensitivity to market risks. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Northfield Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Northfield Bank and prepares reports of its findings for the consideration of its board of directors. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents.

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

Certain of the regulatory requirements that are or will be applicable to Northfield Bank, Northfield Bancorp, Inc., and Northfield Bancorp, MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their influence on Northfield Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Northfield Bank may invest in mortgage loans secured by one- to four-residential real estate without limitations as to a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. Northfield Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Northfield Bank, including real estate investment, and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% (core) capital ratio, and an 8% total risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet obligations, are multiplied by a risk-weight factor assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses (limited to a maximum of 1.25% of risk-weighted assets) and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the possible recourse to the savings bank.

At December 31, 2008, Northfield Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, Northfield Bank’s largest lending relationship with a single or related group of borrowers totaled $17.9 million, which represented 6.6% of unimpaired capital and surplus; therefore, Northfield Bank was in compliance with the loans-to-one borrower limitations at December 31, 2008.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2008, Northfield Bank maintained approximately 78.3% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquidity to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings not subject to pledge of 35% or greater. At December 31, 2008, this ratio was 74.51%.

Assessments.  The Office of Thrift Supervision charges assessments to recover the costs of examining savings banks and their affiliates. These assessments are based on three components: the size of the savings bank on which the basic assessment is based; the savings banks supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings bank with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the banks operations. For 2008, the Company’s combined assessment was $304,000.

Community Reinvestment Act and Fair Lending Laws.  All Federal Deposit Insurance Corporation insured institutions have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income areas. Further, in connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies including the Department of Justice. Northfield Bank received a satisfactory Community Reinvestment Act rating in its most recent examination conducted by the Office of Thrift Supervision.

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

Section 402 of the Sarbanes – Oxley Act of 2002, prohibits the extension of personal loans to directors and executive officers of issuers (as defined by in Sarbanes-Oxley). The prohibition, however, does not apply to any loans made or maintained by an insured depository institution, such as Northfield Bank, that is subject to the insider lending restrictions of the FRA and other applicable rules and regulations.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take actions under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% (core) capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

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

At December 31, 2008, Northfield Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.  The FDIC insures deposit accounts in Northfield Bank generally up to a maximum of $100,000 per separately-insured depositor, and up to a maximum of $250,000 per separately-insured depositor for certain retirement accounts As an FDIC-insured depository institutions, Northfield Bank is required to pay deposit insurance premiums based on the risk each institution poses to the Deposit Insurance Fund. As of December 31, 2008, the annual FDIC assessment rate ranged from $0.05 to $0.43 per $100 of insured deposits, based on the institution’s relative risk to the Deposit Insurance Fund, as measured by the institution’s regulatory capital position and other supervisory factors. The FDIC also has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special additional assessments.

As a result of the Emergency Economic Stabilization Act of 2008 (“EESA”) signed into law on October 3, 2008, the $100,000 limit on insured deposits has been increased to $250,000, matching the limit on qualified retirement accounts, through December 31, 2009. In addition, Northfield Bank has elected to participate in the Transaction Account Guarantee Program under the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”). Under the Transaction Account Guarantee Program, non-interest bearing transaction deposit accounts and interest — bearing transaction accounts paying 50 basis points or less will be fully insured above and beyond the $250,000 limit through the same date. While this unlimited insurance coverage is in effect, covered deposits in excess of the $250,000 limit are subject to a surcharge of $0.10 per $100 of deposits insured by the FDIC.

In addition, the FDIC collects funds from insured institutions sufficient to pay interest on debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to $0.012 for each $100 of insured domestic deposits maintained at an institution.

In 2008, we were assessed total FDIC premiums of $590,000, consisting of $482,000 in deposit insurance premiums and $108,000 in FICO assessments. Northfield Bank was permitted to reduce its 2008 deposit insurance premium payments by $460,000 in FDIC “credits,” previously earned by Northfield Bank for its participation in the Deposit Insurance Fund. Northfield Bank has no remaining deposit insurance credits at December 31, 2008.

Due to losses incurred by the DIF in 2008, and in anticipation of future losses, the FDIC adopted an across-the-board seven basis point increase in the assessment range, effective January 2009. In addition to this increase, Banks will be assessed up to an additional nine basis points, beginning in the second quarter of 2009 assessment period, as a result of subsequent refinements made by the FDIC to the risk-based assessment system. Furthermore, on February 27, 2009, the FDIC adopted an interim rule imposing a 20-basis point emergency special assessment on the industry as of June 30, 2009, which is to be collected on September 30, 2009. The interim rule also permits the FDIC to impose an emergency special assessment of up to ten basis points after June 30, 2009, if necessary, to maintain public confidence in federal deposit insurance. Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register.

Emergency Economic Stabilization Act of 2008

The U.S. Department of the Treasury has purchased equity positions in a wide variety of financial services companies under a program, known as the Troubled Asset Relief Program-Capital Purchase Program (the “TARP Capital Purchase Program”).

The Treasury has made capital available to U.S. financial services companies in the form of preferred stock. In conjunction with the purchase of preferred stock, which will yield 5% for the first five years that it is outstanding, and 9% thereafter, until it is redeemed, the Treasury will receive warrants to purchase common stock with an aggregate market value equal to 15% of the preferred investment. The TARP Capital Purchase Program also has other terms and conditions, including limitations of cash dividends, restrictions on treasury stock repurchases and executive compensation limitations.

Northfield Bank has a strong capital position, with total capital to risk-weighted assets in excess of 34% and has decided, after careful consideration, not to apply to participate in the TARP Capital Purchase Program.

Temporary Liquidity Guarantee Program

The Federal Deposit Insurance Corporation has implemented a Temporary Liquidity Guarantee Program. The Temporary Liquidity Guarantee Program has two primary components: the Debt Guarantee Program, by which the

Federal Deposit Insurance Corporation will guarantee the payment of certain newly-issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the Federal Deposit Insurance Corporation will guarantee certain noninterest-bearing transaction accounts. The Company and the Bank, by regulation, were automatically participating in the Temporary Liquidity Guarantee Program through December 5, 2008.

The Company has carefully evaluated each of these two programs and decided to “opt-out” of continued participation in the Debt Guarantee Program. The Bank did not “opt-out” of the Transaction Account Guarantee Program and therefore will continue to participate in that program providing unlimited Federal Deposit Insurance, through December 31, 2009, to certain noninterest-bearing transaction accounts held at Northfield Bank. The cost of participate in the Transaction Account Guarantee Program is not expected to have a significant impact on the operations of the Company.

On January 16, 2009, in an effort to further strengthen the financial system and U.S. economy, the FDIC announced that it will soon propose rule changes to the Temporary Liquidity Guarantee Program to extend the maturity of the guarantee from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending. Until the details of this extended program are finalized and published, we cannot determine to what extent, if any, we would participate in this program.

Federal Home Loan Bank System

Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Northfield Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount determined by a “membership” investment component and an “activity-based” investment component. The membership investment component is the greater of 0.20% of an institution’s “Mortgage-related Assets,” as defined by the Federal Home Loan Bank, or $1,000. The activity-based investment component is equal to 4.5% of the institution’s outstanding advances with the Federal Home Loan Bank. The activity-based investment component also considers other transactions, including assets originated for or sold to the Federal Home Loan Bank and delivery commitments issued by the Federal Home Loan Bank. Northfield Bank currently does not enter into these other types of transactions with the Federal Home Loan Bank. As of December 31, 2008, Northfield Bank was in compliance with its ownership requirement. At December 31, 2008, Northfield Bank held $9.4 million of Federal Home Loan Bank of New York common stock.

Other Regulations

Some interest and other charges collected or contracted for by Northfield Bank are subject to state usury laws and federal laws concerning interest rates and charges. Northfield Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties, if the financial institution customarily shares such information.

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

(xii) If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

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

Waivers of Dividends by Northfield Bancorp, MHC.  Office of Thrift Supervision regulations require Northfield Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Northfield Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and

(ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Northfield Bancorp, MHC waived approximately $985,000 in dividends declared in 2008.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. For the year ended December 31, 2008, we became subject to further reporting and audit requirements under the requirements of the Sarbanes-Oxley Act of 2002.

TAXATION

Federal Taxation

General.  Northfield Bancorp, Inc. and Northfield Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Northfield Bancorp, Inc. and Northfield Bank are part of a consolidated tax group and file consolidated tax returns including Northfield Bank’s wholly-owned subsidiaries. Northfield Bancorp, MHC does not own at least 80% of the common stock of Northfield Bancorp, Inc. and therefore files a separate federal tax return.

Northfield Bancorp, Inc’s consolidated federal tax returns are not currently under audit, and have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Northfield Bancorp, MHC, Northfield Bancorp, Inc., or Northfield Bank.

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

At December 31, 2008, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Northfield Bancorp, Inc.’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, Northfield Bancorp Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

State/City Taxation

Northfield Bancorp, MHC and Northfield Bank report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% (for 2007 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

Northfield Bancorp, MHC and Northfield Bank report income on a calendar year basis to New York City. New York City franchise tax on corporations is imposed in an amount equal to the greater of (a) 9.0% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York City, or (c) 0.01% of the average value of assets allocable to New York City plus nominal minimum tax of $250 per company. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

Northfield Bancorp, Inc. and Northfield Bank file New Jersey Corporation Business Tax returns on a calendar year basis. Generally, the income derived from New Jersey sources is subject to New Jersey tax. Northfield Bancorp, Inc. and Northfield Bank pay the greater of the corporate business tax (“CBT”) at 9% of taxable income or the minimum tax of $1,200 per entity.

At December 31, 2005, Northfield Bank did not meet the definition of a domestic building and loan association for New York State and City tax purposes. As a result, we were required to recognize a $2.2 million deferred tax liability for state and city thrift-related base-year bad debt reserves accumulated after December 31, 1987.

Our state tax returns are not currently under audit or have not been subject to an audit during the past five years, except as follows. Our New York state tax returns for the years ended December 31, 2000, through December 31, 2006, were subject to an audit by the State of New York with respect to our operation of NSB Services Corp. as a Delaware corporation not subject to New York State taxation. In 2007, the Company concluded the audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006.

ITEM 1A.	RISK FACTORS

The risks set forth below, in addition to the other risks described in this Annual Report on Form 10-K, may adversely affect our business, financial condition and operating results. In addition to the risks set forth below and the other risks described in this annual report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Current Market and Economic Conditions and Related Government Responses May Significantly Affect Our Operations, Financial Condition, and Earnings

Recent negative developments in the national and global credit markets have resulted in uncertainty in the financial markets with the expectation of a continued downturn in general economic conditions, including increased levels of unemployment, continuing into 2009 and beyond. The resulting economic pressure on consumers and businesses may adversely affect our business, financial condition, and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

In general, loan and investment securities credit quality has deteriorated at many institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, the potential exists for new federal or state laws and regulations regarding revisions to the overall regulatory framework, as well as lending and funding practices and liquidity standards. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing a loan. These events may have a significant adverse impact our financial performance. In addition, these risks could affect the performance and value of our loan portfolio as well as the performance and value of our investment securities portfolio, which would also negatively affect our financial performance.

Deflationary pressures while possibly lowering our operating costs, could have a significant negative affect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively effect our financial performance.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which have caused fewer depositors to be willing to maintain deposits that are not FDIC-insured accounts. That may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may cause us to be forced to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Legislative or Regulatory Responses to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers.

Current and future proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and may limit an institution’s ability to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting the Bank’s rights as a creditor, were to be implemented, we could experience increased credit losses on our loans or mortgage-backed securities portfolio, or increased expense in pursuing our remedies as a creditor.

Our Expenses Will Increase as a Result of Increases in FDIC Insurance Premiums

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from five to 43 basis points of the institution’s deposits. In February 2009, the FDIC published the final rule that will raise the current deposit insurance assessment rates (to a range from 8 to 77.5 basis points) in 2009 and included an interim rule related to a one time assessment of 20 basis points as of the June 30, 2009, payable September 30, 2009.

Based upon our initial review of the Federal Deposit Insurance Corporation’s final rule, our annual expense for FDIC insurance based on deposits as of December 31, 2008, would increase by approximately $1.3 million. Additionally our expense would increase an additional $2.0 million based the interim rule related to the one time assessment of 20 basis points.

Our concentration in Multifamily Loan, Commercial Real Estate Loans and Construction and Land Lending Could Expose Us To Increased Lending Risks and related Loan Losses.

Our current business strategy is to continue to emphasize multifamily loans and to a lesser extent commercial real estate loans. At December 31, 2008, $449.8 million, or 76.3% of our total loan portfolio, consisted of multifamily, commercial real estate, and construction and land loans. As a result, our credit risk profile may be higher than traditional thrift institutions that have higher concentrations of one- to four-family mortgage loans. In addition, at December 31, 2008, our largest concentration of commercial real estate loans was hotel and motel loans, which totaled $31.3 million, or 10.8% of commercial real estate loans at that date.

A Significant Portion of Our Loan Portfolio is Unseasoned

Our loan portfolio has grown to $589.9 million at December 31, 2008 from $320.7 million at December 31, 2004. It is difficult to assess the future performance of these recently originated loans because of our relatively limited experience in commercial real estate, multifamily, and construction lending. We cannot assure you that these loans will not have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may, based upon information available to them at the time of their review, require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Because Most of Our Borrowers are Located in the New York Metropolitan Area, a Downturn in the Local Economy, a Decline in Local Real Estate Values Could Cause an Increase in Nonperforming Loans, or a Decrease in Loan Demand, Which Could Reduce our Profits.

Substantially all of the loans in our loan portfolio are secured by real estate located in our primary market areas. Negative conditions in the economic and real estate markets where our borrowers and collateral are located could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing the loans. Real estate values are affected by various other factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies, natural disasters and terrorist attacks.

Negative economic conditions could also result in reduced loan demand and a decline in loan originations.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly as a result of perceived inflationary pressures, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates continue to fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do.

In addition, recent turmoil in the United States and world economies, and more specifically in the financial services industry, has resulted in financial services companies such as investment banking institutions, and automobile and real estate finance companies, electing to become bank holding companies. These financial services companies have traditionally received their funding from sources other than insured bank deposits. Many of the alternative funding sources traditionally utilized by these companies is no longer available and has resulted in these companies relying more on insured bank deposits to fund their operations, increasing competition for deposits and related costs of such deposits.

Our profitability depends upon our continued ability to successfully compete in our market areas. For additional information see “Business of Northfield Bank — Market Area and Competition.”

The Need to Account for Certain Assets at Estimated Fair Value May Adversely Affect Our Results of Operations

We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to our securities portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the securities and our estimation of the anticipated recovery period.

If the Company’s Investment in the Common Stock of the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Earnings and Stockholders’ Equity Could Decrease

The Company owns stock of the Federal Home Loan Bank of New York (FHLB). The FHLB common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB’s advance programs. The aggregate cost of our FHLB common stock as of December 31, 2008, was $9.4 million based on its par value. There is no market for FHLB common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of a Federal Home Loan Bank system, including the FHLB, could be substantially diminished or reduced to zero. Consequently, there is a risk that the Company’s investment in FHLB common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause earnings and stockholders’ equity to decrease by the impairment charge.

Risks Associated with System Failures, Interruptions, or Breaches of Security Could Negatively Affect Our Earnings

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

We Are Subject to Extensive Regulatory Oversight

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt policies and procedures and to install systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

We Have Implemented an Equity Incentive Plan That Will Increase Operating Expenses

We have issued restricted stock and stock options to certain employees and directors in accordance with the 2008 Equity Incentive Plan. The grants were made in January 2009, and generally vest over five years. In the event of certain events as defined by the plan, including death, disability, retirement (for employees only) and a termination following a change in control, the vesting of restricted stock and option grants accelerate. Compensation expense will increase significantly as a result of these awards.

The Price and Trading of Our Common Stock is Subject to Various Factors Many That Are Out of the Control of the Company

The price of our common stock can fluctuate significantly in response to various factors, including, but not limited to: actual or anticipated variations in our results of operations; news reports regarding trends and issues in the financial services industry; the real estate market; interest rates; earnings estimates and recommendations of securities analyst; the performance and stock price of other companies that investors or analyst deem comparable to us; actual or anticipated changes in the economy; capital market activities; mergers and acquisitions involving our peers and speculation regarding our merger and acquisition activities; speculation about, or an actual change, dividend payments; changes in legislation or regulation impacting financial services industry in particular, or publicly traded companies in general; regulatory enforcement or other actions against the Company or the Bank or its affiliates; threats of terrorism or military conflicts; and in general market fluctuations. Fluctuations in our stock price may make it more difficult for you to sell your common stock at an attractive price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

No unresolved staff comments.

ITEM 2.	PROPERTIES

The Bank operates from its home office in Staten Island, New York and our additional 17 branch offices located in New York and New Jersey. Our branch offices are located in the New York Counties of Richmond, and Kings and the New Jersey Counties of Middlesex and Union. The net book value of our premises, land, and equipment was $8.9 million at December 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, we submitted one matter to the vote of security holders.

A Special Meeting of Stockholders of the Company (the “Meeting”) was held on December 17, 2008. There were outstanding and entitled to vote at the Meeting 44,803,061 shares of Common Stock of the Company, including 24,641,684 shares held by Northfield Bancorp, MHC, the mutual holding parent of the Company, which held 55% of the outstanding stock. The shares of Northfield Bancorp, MHC were only eligible to vote for purposes of determining a quorum. There were present at the meeting or by proxy the holders of 35,986,726 shares of Common Stock representing 80.3% of the total shares entitled to vote. The proposal considered and voted on by the Company’s stockholders at the Meeting and the vote of the stockholders eligible to vote (excluding the 24,641,684 shares of Northfield Bancorp, MHC) was as follows:

Proposal 1. Approval of the 2008 Equity Incentive Plan

For	Against	Abstain

9,963,795	1,270,398	110,849

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “NFBK.” The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of December 31, 2008 was 5,238. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Northfield Bancorp, Inc.’s common stock for the periods indicated. The following information was provided by the NASDAQ Global Stock Market.

Fiscal	High	Low	Dividends

Quarter ended December 31, 2008	$12.50	$9.22	$0.04
Quarter ended September 30, 2008	$13.15	$10.25	$—
Quarter ended June 30, 2008	$11.75	$10.02	$—
Quarter ended March 31, 2008	$10.77	$9.78	$—
Quarter ended December 31, 2007	$12.00	$9.45	$—

The sources of funds for the payment of a cash dividend are the retained proceeds from the initial sale of shares of common stock and earnings on those proceeds, interest, and principal payments on Northfield Bancorp, Inc.’s investments, including its loan to Northfield Bancorp, Inc.’s Employee Stock Ownership Plan, and dividends from Northfield Bank.

For a discussion of Northfield Bank’s ability to pay dividends, see “Supervision and Regulation — Federal Banking Regulation.”

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period November 8, 2007, through December 31, 2008, (b) the cumulative total return of the stocks included in the Nasdaq Composite Index over such period, and, (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Index	11/8/2007	11/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Northfield Bancorp, Inc.	100.00	102.20	103.54	98.09	102.87	115.89	108.02
NASDAQ Bank Index	$100.00	102.50	96.93	92.77	74.65	88.30	73.74
NASDAQ Composite Index	100.00	98.70	98.38	84.54	85.05	77.59	58.50

The Company has in place at December 31, 2008, the 2008 Equity Incentive Plan which was approved by stockholders on December 17, 2008. The 2008 Equity Incentive Plan provides for the issuance of up to 3,073,488 equity awards. On January 30, 2009, the Compensation Committee of the Board of Directors awarded 832,450 shares of restricted stock, and 2,102,600 stock options with tandem stock appreciation rights.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Selected Financial Condition Data:
Total assets	$1,757,761	$1,386,918	$1,294,747	$1,408,562	$1,566,564
Cash and cash equivalents	50,128	25,088	60,624	38,368	94,297
Certificates of deposit	53,653	24,500	5,200	210	210
Securities available-for-sale, at estimated market value	957,585	802,417	713,098	863,064	1,012,367
Securities held-to-maturity	14,479	19,686	26,169	34,841	56,148
Trading securities	2,498	3,605	2,667	2,360	2,087
Loans held for sale	—	270	125	—	99
Net loans held-for-investment	581,206	418,693	404,159	382,672	317,525
Bank owned life insurance	42,001	41,560	32,866	31,635	30,425
Other real estate owned	1,071	—	—	—	—
Federal Home Loan Bank of New York stock, at cost	9,410	6,702	7,186	11,529	15,675
Total liabilities	1,371,183	1,019,578	1,130,753	1,256,803	1,414,580
Borrowed funds	332,084	124,420	128,534	233,629	361,708
Deposits	1,024,439	877,225	989,789	1,010,146	1,041,533
Total stockholders’ equity	386,578	367,340	163,994	151,759	151,984

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Selected Operating Data:
Interest income	$75,049	$65,702	$64,867	$66,302	$58,851
Interest expense	28,256	28,836	28,406	24,234	18,272

Net interest income before provision for loan losses	46,793	36,866	36,461	42,068	40,579
Provision for loan losses	5,082	1,442	235	1,629	410

Net interest income after provision for loan losses	41,711	35,424	36,226	40,439	40,169
Non-interest income	6,153	9,478	4,600	4,354	5,401
Non-interest expense	24,852	35,950	23,818	21,258	19,536

Income before income tax expense	23,012	8,952	17,008	23,535	26,034
Income tax (benefit) expense	7,181	(1,555)	6,166	10,376	9,668

Net income	$15,831	$10,507	$10,842	$13,159	$16,366

Net income (loss) per common share(1)	$0.37	$(0.03)	NA	NA	NA
Weighted average shares outstanding(1)	43,133,856	43,076,586	NA	NA	NA

(1)	Net loss per share in 2007 is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007 through December 31, 2007). The net loss for this period was $1,500,000.

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1)	1.01%	0.78%	0.80%	0.88%	1.13%
Return on equity (ratio of net income to average equity)(1)	4.22%	5.27%	7.01%	8.63%	11.34%
Interest rate spread(1)(3)	2.37%	2.34%	2.40%	2.67%	2.71%
Net interest margin(1)(2)	3.13%	2.87%	2.81%	2.94%	2.91%
Dividend payout ratio(6)	4.66%	—	—	—	—
Efficiency ratio(1)(4)	46.94%	77.57%	58.01%	45.79%	42.49%
Non-interest expense to average total assets(1)	1.58%	2.66%	1.77%	1.42%	1.35%
Average interest-earning assets to average interest-bearing liabilities	136.94%	123.33%	118.89%	115.69%	115.25%
Average equity to average total assets	23.84%	14.73%	11.47%	10.21%	9.97%
Asset Quality Ratios:
Non-performing assets to total assets	0.61%	0.71%	0.55%	0.15%	0.15%
Non-performing loans to total loans	1.63%	2.32%	1.74%	0.53%	0.72%
Allowance for loan losses to non-performing loans	91.07%	57.31%	70.70%	232.88%	136.58%
Allowance for loan losses to total loans	1.49%	1.33%	1.23%	1.24%	0.99%
Capital Ratios:
Total capital (to risk-weighted assets)(5)	34.81%	38.07%	25.03%	23.72%	23.81%
Tier I capital (to risk-weighted assets)(5)	33.68%	37.23%	24.25%	22.97%	23.27%
Tier I capital (to adjusted assets (OTS), average assets FDIC)(5)	15.98%	18.84%	12.38%	10.62%	9.15%
Other Data:
Number of full service offices	18	18	19	19	19
Full time equivalent employees	203	192	208	201	199

(1)	2008 performance ratios include a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009. 2007 performance ratios include the after-tax effect of: a charge of $7.8 million due to the Company’s contribution to the Northfield Bank Foundation; a gain of $2.4 million as a result of the sale of two branch locations, and associated deposit relationships; net interest income of approximately $0.8 million, for the year ended December 31, 2007, as it relates to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering); and the reversal of state and local tax liabilities of approximately $4.5 million, net of federal taxes. 2006 performance ratios include the after tax effect of a $0.9 million charge related to a supplemental retirement agreement entered into by the Company with its former president.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Ratios for 2004 through 2006 were determined pursuant to Federal Deposit Insurance Corporation regulations. Beginning November 6, 2007, Northfield Bank became subject to the capital requirements under Office of Thrift Supervision regulations, while the capital regulations of these two agencies are substantially similar, they are not identical.

(6)	Dividend payout ratio is calculated as total dividends declared for the year (excluding dividends waived by Northfield Bancorp, MHC) divided by net income for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

On November 7, 2007, Northfield Bancorp, Inc. completed its initial stock offering whereby the Company sold 19,265,316 shares of common stock, for a price of $10.00 per share. The transaction closed at the adjusted maximum level of shares permitted by the offering. The shares sold represented 43.0% of the shares of the Company’s common stock outstanding following the stock offering. The Company also contributed 2.0% of the shares of our outstanding common stock, or 896,061 shares, and $3.0 million in cash, to the Northfield Bank Foundation, a charitable foundation established by Northfield Bank. Northfield Bancorp, MHC, the Company’s federally chartered mutual holding company parent, owns 55.0% of the Company’s outstanding common stock as of December 31, 2008.

Our goal as a public company is to enhance stockholder value through the continual enhancement of our banking franchise that focuses on offering competitively priced products, through superior customer service, and a convenient branch and electronic delivery system. We also continue to focus on growing our core business of originating multifamily real estate, and commercial real estate loans and establishing deposit relationships in the markets we serve, while maintaining strong asset quality and controlling operating expenses. We believe that focusing on Northfield as place where people want to work, customers want to bank, and investors want to invest, will provide the greatest long-term value to our stockholders.

Total assets increased to $1.8 billion at December 31, 2008, an approximate $370 million increase, as compared to $1.4 billion at December 31, 2007. The increases were primarily in loans held-for-investment, net of $165.7 million, securities available-for-sale of $155.2 million, and cash and cash equivalents and certificates of deposits of $54.2 million. The increases in these asset categories was primarily related to increased loan originations in 2008, implementation of ongoing securities leverage strategies within our board approved risk parameters, and the maintenance of additional liquidity in the current negative economic climate. Total liabilities increased to $1.4 billion at December 31, 2008, from $1.0 billion at December 31, 2007. The increase was primarily attributable to increases in deposits of $147.2 million and borrowings (securities sold under reverse repurchase agreements and other borrowings) of $207.7 million. The increase in deposits was primarily due to an increase on $131.4 million in savings accounts (money market and statement) due to deposit promotions implemented in 2008. The increase in borrowings was due primarily to the execution of leverage strategies.

At December 31, 2008, non-performing assets totaled $10.7 million (0.61% of total assets) and consisted of $9.6 million of non-performing loans (1.63% of loans held for investment, net) and $1.1 million of other real estate owned. At December 31, 2007, non-performing assets, consisting solely of non-performing loans, totaled $9.8 million (0.71% of total assets and 2.32% of loans held for investment, net). There was no other real estate owned at December 31, 2007.

Net income increased $5.3 million, to $15.8 million for the year ended December 31, 2008, compared to $10.5 million for the year ended December 31, 2007. Net income for 2008 and 2007 included certain significant non-routine items (net of tax effect.)

Included in 2008 net income is a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009. Included in 2007 net income is a $12.0 million ($7.8 million, net of tax) charge related to the Company’s contribution to the Northfield Bank Foundation, which was substantially offset by net interest income of approximately $1.4 million ($795,000, net of tax) related to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering), the reversal of state and local tax liabilities of $4.5 million, net of federal taxes, as a result of the Company concluding an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006, and a gain of $4.3 million ($2.4 million, net of tax) related to the sale of two branch locations and associated deposit relationships.

Recent Events

Stock Repurchase Plan

On February 13, 2009, we announced that the Board of Directors authorized a stock repurchase program pursuant to which we intend to repurchase up to 2,240,153 shares of our common stock.

Equity Awards

On January 30, 2009, the Compensation Committee of the Board of Directors awarded 832,450 shares of restricted stock, and 2,102,600 stock options with tandem stock appreciation rights to employees and directors in accordance with the 2008 Equity Incentive Plan approved by the stockholders of the Company on December 17, 2008.

Dividend Declaration

On January 28, 2009, the Board of Directors declared a cash dividend of $0.04 per share, payable February 25, 2009, to stockholders of record at the close business on February 11, 2009.

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

Allowance for Loan Losses, Impaired Loans, and Troubled Debt Restructurings.  The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimatable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and judgments and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has a component for impaired loan losses and a component for general loan losses. Management has defined an impaired loan to be a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans subject to a troubled debt restructuring. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and adjusts estimated fair values to appropriately consider existing market conditions and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying loan collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation. This assessment is performed on a portfolio basis, excluding impaired and trouble debt restructured loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and delinquency status. We apply an estimated loss rate to each loan group. The loss rates applied are based on our loss experience as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions. Actual loan losses may be significantly different than the allowance for loan losses we have established, and could have a material effect on our financial results.

Management reviews the status of our loans in order to evaluate the adequacy of the allowance for loan losses on a quarterly basis. As part of this evaluation process, impaired loans are analyzed to determine their potential risk of loss. To determine the adequacy of collateral on a particular loan, an estimate of the fair value of the collateral is based on the most current appraised value and adjusted to reflect current market and property specific conditions, net of estimated costs to sell. Any shortfall results in a recommendation of a charge to the allowance if the likelihood of loss is evaluated as probable.

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

Goodwill.  Acquisitions accounted for under purchase accounting must follow SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires us to record as assets on our financial statements goodwill, an unidentifiable intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired. Net assets acquired include identifiable intangible assets such as core deposit intangibles and non-compete agreements. Under SFAS No. 142, we evaluate goodwill for impairment annually on December 31, and more often if circumstances warrant, and we will reduce its carrying value through a charge to earnings if impairment exists. The valuation techniques used by us to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that we use to determine the carrying value of our goodwill or which otherwise adversely affect its value could have a material adverse impact on our results of operations. As of December 31, 2008, goodwill had a carrying value of $16.2 million.

Securities Valuation and Impairment.  Our securities portfolio is comprised of mortgage-backed securities and to a lesser extent corporate bonds and mutual funds. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our trading securities portfolio is reported at estimated fair value. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the estimated fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we adjust the cost basis of the security by writing down the security to estimated fair value through a charge to current period operations. The estimated fair values of our securities are primarily affected by changes in interest rates, credit quality, and market liquidity.

Management is responsible for determining the estimated fair value of the Company’s securities. In determining estimated fair values, management utilizes the services of an independent third party recognized as an expert in pricing securities. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data, where available. Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment. On a quarterly basis, we review the pricing methodologies utilized by the independent third party pricing service for each security type. In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process. At December 31, 2008, and for each quarter end in 2008, all securities were priced by the independent third party pricing service, and management made no adjustment to the prices received.

Determining that a securities decline in estimated fair value is other-than-temporary, is inherently subjective, and becomes increasing difficult as it relates to mortgage-backed securities that are not guaranteed by the U.S. Government, or a U.S. Government Sponsored Enterprise (e.g.. Fannie Mae and Freddie Mac). In performing our evaluation of securities in an unrealized loss position, we consider among other things, the severity, and duration of time that the security has been in an unrealized loss position and the credit quality of the issuer. As it relates to mortgage-backed securities not guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, we perform a review of the key underlying loan collateral risk characteristics including, among other things, origination dates, interest rates levels, composition of variable and fixed rates, reset dates (including related pricing indexes), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support. In addition, for securities experiencing declines in estimated fair values of over 10%, as compared to its amortized cost, management also reviews historical and expected underlying loan collateral default rates and related historical and expected losses on the disposal of the underlying collateral on defaulted loans. This evaluation is inherently subjective as it requires estimates of future events, many of which are difficult to predict. Actual results could be significantly different than our estimates and could have a material effect on our financial results.

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

Comparison of Financial Condition at December 31, 2008 and 2007

Total assets increased $370.8 million, or 26.7%, to $1.758 billion at December 31, 2008, from $1.386 billion at December 31, 2007, and was reflective of increases in cash and cash equivalents, and certificates of deposits of $54.2 million, securities available-for-sale of $155.2 million, and loans held-for-investment, net of $165.7 million.

Cash and cash equivalents (cash and due from banks, interest-bearing deposits in other financial institutions and federal funds sold) increased $25.0 million, or 99.8%, to $50.1 million at December 31, 2008, from $25.1 million at December 31, 2007. This increase was primarily the result of the Company maintaining increased balances at the Federal Reserve Bank of New York, and to a lesser extent, well-capitalized financial institutions, to maintain additional liquidity in the current negative economic and credit environment.

Securities available-for-sale increased $155.2 million, or 19.3%, to $957.6 million at December 31, 2008, from $802.4 million at December 31, 2007. The increase was primarily due to the purchase of approximately $421.7 million of securities partially offset by pay-downs, maturities, and sales of $273.4 million. The purchases were primarily funded by borrowings, pay-downs and maturities. The Company continued to implement securities leveraging strategies in 2008 within board approved risk parameters.

Loans held-for-investment, net of deferred loan fees, increased $165.7 million, or 39.0%, to $589.9 million at December 31, 2008, from $424.3 million at December 31, 2007. Commercial real estate and multifamily real estate loans increased $139.6 million, or 54.1%, to $397.7 million at December 31, 2008, from $258.1 million at December 31, 2007. We continue to focus on originating multifamily, and commercial real estate loans to the extent such loan demand exists while meeting our underwriting standards. One-to-four-family residential mortgage loans increased $7.9 million, or 8.3%, to $103.1 million at December 31, 2008, from $95.2 million at December 31, 2007. Construction and land loans increased $7.3 million, or 16.3%, to $52.2 million at December 31, 2008, from $44.9 million at December 31, 2007. Home equity loans and lines of credit increased $11.4 million, or 89.0%, to $24.2 million at December 31, 2008, from $12.8 million at December 31, 2007.

Deposits increased $147.2 million, or 16.8%, to $1,024 billion at December 31, 2008, from $877.2 million at December 31, 2007. Savings and money market accounts increased $131.4 million, or 41.3%, to

$449.3 million at December 31, 2008, from $317.9 million at December 31, 2007. Certificates of deposit increased $15.0 million, or 3.7%, to $417.6 million at December 31, 2008, from $402.6 million at December 31, 2007. Transaction accounts decreased modestly. The increases in deposits was attributable primarily to the Company’s continued focus on growing the deposit franchise by offering competitive pricing, including the introduction in 2008 of a money market account and a high-yielding statement savings account.

Total borrowings increased $207.7 million, or 167.0%, to $332.1 million at December 31, 2008, from $124.4 million at December 31, 2007. The increase in borrowings was attributable primarily to securities leveraging strategies implemented in 2008.

Total stockholders’ equity increased $19.2 million, or 5.2% to $386.6 million at December 31, 2008, from $367.3 million at December 31, 2007. The increase was due primarily to net income of $15.8 million in 2008, and a reduction of accumulated other comprehensive losses (primarily a decrease in unrealized losses on securities available for sale, net of tax). Unrealized losses on securities available for sale decreased, in part, due to a general decline in interest rates which typically results in increases in the estimated fair value of the Company’s securities available for sale. These increases were partially offset by the declaration of approximately $738,000 in cash dividends in 2008.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General.  Net income increased $5.3 million or 50.7%, to $15.8 million for the year ended December 31, 2008, from $10.5 million for the year ended December 31, 2007. Included in 2008 net income is a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009. Included in 2007 net income is a $12.0 million ($7.8 million, net of tax) charge related to the Company’s contribution to the Northfield Bank Foundation, which was substantially offset by net interest income of approximately $1.4 million ($795,000, net of tax) related to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering), the reversal of state and local tax liabilities of $4.5 million, net of federal taxes, as a result of the Company concluding an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006, and a gain of $4.3 million ($2.4 million, net of tax) related to the sale of two branch locations and associated deposit relationships.

Interest Income.  Interest income increased by $9.3 million, or 14.2%, to $75.0 million for the year ended December 31, 2008, as compared to $65.7 million for the year ended December 31, 2007. The increase was primarily the result of an increase in average interest-earning assets of $207.2 million, or 16.1%, partially offset by a decrease in the average rate earned of eight basis points, or 1.6%, to 5.03% for the year ended December 31, 2008, from 5.11% for the year ended December 31, 2007.

Interest income on loans increased $3.2 million, or 11.3%, to $31.6 million for the year ended December 31, 2008, from $28.4 million for the year ended December 31, 2007. The average balance of loans increased $80.0 million, or 18.9%, to $503.9 million for the year ended December 31, 2008, from $423.9 million for the year ended December 31, 2007, reflecting our current efforts to grow our multifamily and commercial real estate loan portfolios. The yield on our loan portfolio decreased 43 basis points, or 6.4%, to 6.27% for the year ended December 31, 2008, from 6.70% for the year ended December 31, 2007, primarily as a result of decreases in interest rates on our adjustable-rate loans, and the generally lower interest rate environment in 2008. The Federal Reserve decreased short-term rates 400 basis points during 2008.

Interest income on mortgage-backed securities increased $7.5 million, or 24.5%, to $38.1 million for the year ended December 31, 2008, from $30.6 million for the year ended December 31, 2007. The increase resulted from an increase in the average balance of mortgage-backed securities of $126.2 million, or 17.6%, to $844.4 million for the year ended December 31, 2008, from $718.3 million for the year ended December 31, 2007. The increase is due primarily to the implementation of ongoing leveraging strategies within board approved risk parameters. The yield we earned on mortgage-backed securities increased 25 basis points to 4.51% for the year ended December 31, 2008, from 4.26% for the year ended December 31, 2007.

Interest income on deposits in other financial institutions decreased $749,000, or 18.2%, to $3.3 million for the year ended December 31, 2008, from $4.1 million for the year ended December 31, 2007. The average balance of deposits in other financial institutions increased $5.0 million, or 5.4%, to $97.2 million for the year ended December 31, 2008, from $92.2 million for the year ended December 31, 2007. The yield on deposits in other financial institutions decreased 100 basis points, or 22.4%, for the year ended December 31, 2008, from 4.46% for the year ended December 31, 2007, primarily due to general decline in the interest rate environment in 2008.

Interest Expense.  Interest expense decreased $580,000, or 2.01%, to $28.2 million for the year ended December 31, 2008, from $28.8 million for the year ended December 31, 2007. The decrease resulted from an increase of $47.7 million, or 4.6% in the average balance of interest-bearing liabilities being more than offset by a decrease in the rate paid on interest-bearing liabilities of 18 basis points, or 6.5%, to 2.59% for the year ended December 31, 2008, from 2.77% for the year ended December 31, 2007.

Interest expense on interest-bearing deposits decreased $5.2 million, or 22.1%, to $18.5 million for the year ended December 31, 2008, as compared to $23.8 million, for the year ended December 31, 2007. This decrease was due to a decrease in average interest bearing deposits of $101.6 million, or 11.1%, to $813.2 million for the year ended December 31, 2008, from $914.8 for the year ended December 31, 2007. The decrease in average interest-bearing deposits was the result of the Company maintaining its deposit pricing discipline in 2008, and choosing not to compete on interest rate, in certain circumstances. In the latter part 2008, pricing competition somewhat subsided, depositor awareness of a financial institution’s financial strength increased, and the introduction by the Company of a competitively priced money market account, and statement savings account, were the primary reasons that our year end deposit balances increasing to over $1 billion. The average rate paid on interest-bearing deposits decreased 32 basis points, or 12.3%, to 2.28% for the year ended December 31, 2008, as compared to 2.60% for the year ended December 31, 2007. The rate paid on certificates of deposit decreased 91 basis points, or 20.9%, to 3.44% for the year ended December 31, 2008, as compared to 4.35%, for the year ended December 31, 2007. The rate paid on savings, NOW, and money market accounts increased 53 basis points, or 67.1%, to 1.32% for the year ended December 31, 2008, as compared to 0.79%, for the year ended December 31, 2007 due to the introduction of competitively priced money market and statement savings accounts in the latter part of 2008.

Interest expense on borrowings (repurchase agreements and other borrowings) increased $4.6 million, or 91.9%, to $9.7 million for the year ended December 31, 2008, from $5.1 million for the year ended December 31, 2007. The average balance of borrowings increased $149.3 million, or 116.7%, to $277.3 million for the year ended December 31, 2008, from $127.9 million for the year ended December 31, 2007. The average balance of borrowings increased due to the Company implementing securities leverage strategies within board approved risk parameters in 2008. The average rate paid on borrowings decreased 46 basis points to 3.51%, or 11.6%, for the year ended December 31, 2008, from 3.97% for the year ended December 31, 2007.

Net Interest Income.  The increase in net interest income of $9.9 million, or 26.9%, for the year ended December 31, 2008, was primarily the result of an increase in average interest-earning assets of $207.2 million, or 16.1%, coupled with an increase in the net interest margin of 26 basis points, or 9.1%, from 2.87% to 3.13%. The change in average interest-earning assets and the net interest margin, for the current year was due partially to the Company’s completion of its stock issuance in November 2007, resulting in gross proceeds of $192.7 million, which included $82.4 million in transfers from deposit accounts. The Company deployed the net proceeds into loans, short-term investments, and securities.

Provision for Loan Losses.  We recorded a provision for loan losses of $5.1 million for the year ended December 31, 2008, and $1.4 million for the year ended December 31, 2007. We had charge-offs of $1.9 million and $836,000 for the years ended December 31, 2008 and 2007, respectively. The allowance for loans losses was $8.8 million, or 1.49% of total loans receivable at December 31, 2008, compared to $5.6 million, or 1.33% of total loans receivable at December 31, 2007. The increase in the provision for loan losses was due primarily to loan growth, provisions for impaired loans, and increases in certain general loss factors utilized in management’s calculation of the allowance for loan losses in response to continued deterioration in general real estate collateral values and weakness in the overall economy.

Non-interest Income.  Non-interest income decreased $3.3 million or 35.1%, to $6.2 million for the year ended December 31, 2008, from $9.4 million for the year ended December 31, 2007. The decrease was primarily attributable to a $4.3 million gain on the sale of two branch offices and associated deposit relationships recognized in March 2007. Non-interest income for the year ended December 31, 2008, also included market losses of $1.3 million on trading securities as compared to $71,000 in market gains for the year ended December 31, 2007. These decreases were partially offset by the recognition of a $2.5 million nontaxable death benefit realized on bank owned life insurance for the year ended December 31, 2008.

Non-interest Expense.  Non-interest expense decreased $11.1 million, or 30.9%, to $24.9 million for the year ended December 31, 2008, from $36.0 million for the year ended December 31, 2007. This decrease was primarily attributable to the contribution of shares of our common stock and cash with a value of $12.0 million to the Northfield Bank Foundation during the fourth quarter of 2007. In addition, compensation and employee benefits decreased by $962,000, to $11.7 million for the year ended December 31, 2008, from $12.7 million for the year ended December 31, 2007. The decrease was primarily related to $1.3 million in market losses on trading securities utilized to fund the Company’s deferred compensation plan for certain officers and directors who chose to defer all or a portion of their compensation from the Company. The market losses recorded as a reduction to non-interest income have the direct result of reducing amounts owed to the deferred compensation plan participants. Excluding this adjustment, compensation and employee benefits expense increased approximately $338,000, or 2.6%, and was primarily the result on annual cost of living, merit, and competitive market adjustments to salaries.

Occupancy, and furniture and equipment expense increased $946,000, or 24.2%, to $4.8 million for the year ended December 31, 2008 as compared to $3.9 million for the year ended December 31, 2007. The increases were due to the occupancy of our new back office operations center and depreciation on capital improvements. Professional fees increased $366,000, or 30.0%, to $1.6 million, for the year ended December 31, 2008, as compared to $1.2 million, for the year ended December 31, 2007. The increase in professional fees was due primarily to additional costs of being a public company, third party consultants utilized to assist the Company in complying with internal control reporting requirements under the Sarbanes Oxley Act of 2002, and third-party consultation related to the implementation of our equity incentive plan.

Income Tax Expense.  The Company recorded a provision for income taxes of $7.2 million for the year ended December 31, 2008, as compared to a benefit of $1.6 million for the year ended December 31, 2007. The increase in income tax expense of $8.7 million was due primarily to the reversal of $4.5 million in state and local income tax liabilities, net of federal taxes for the year ended December 31, 2007. In 2007, the Company concluded an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006. In addition, the increase in income tax expense for the year ended December 31, 2008, was due to an increased level of taxable income for the year ended December 31, 2008, as compared to year ended December 31, 2007.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General.  Net income decreased $335,000, or 3.1%, to $10.5 million for the year ended December 31, 2007, from $10.8 million for the year ended December 31, 2006. The decrease was reflective of an increase in non-interest expense and an increase in the provision for loan losses, partially offset by an increase in net interest income, total non-interest income, and a decrease in income tax expense. For the year ended December 31, 2007, non-interest expense included a charge due to our contribution to the Northfield Bank Foundation, net interest income included net interest income earned on subscription proceeds, non interest income included a gain as a result of the sale of two branch locations and associated deposit relationships, and income tax benefit included the reversal of state and local tax liabilities, net of federal taxes. The Company concluded an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006. Net income for the year ended December 31, 2006, reflects a charge related to a supplemental retirement agreement entered into by the Company with its former president.

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

Interest Expense.  Interest expense increased $430,000, or 1.5%, to $28.8 million for the year ended December 31, 2007, from $28.4 million for the year ended December 31, 2006. The increase resulted from an increase in interest expense on certificates of deposit and interest bearing NOW accounts. Although the average balance of total interest bearing deposits decreased in 2007 as compared to 2006, the composition of those deposits shifted to higher cost deposits.

Interest expense on interest-bearing deposits increased $1.8 million, or 8.3%, to $23.8 million for the year ended December 31, 2007, as compared to $21.9 million, for the year ended December 31, 2006. This increase was due to a increase in average interest bearing deposits of $4.1 million, or 0.5%, to $914.8 million for the year ended December 31, 2007, from $910.6 for the year ended December 31, 2006. The increase in average interest-bearing deposits was the result of an increase of $13.9 million in the average balance of savings, NOW and money market accounts partially offset by a decrease in the average balance of certificate of deposits of $9.8 million. The average rate paid on interest-bearing deposits increased 19 basis points, or 7.8%, to 2.60% for the year ended December 31, 2007, as compared to 2.41% for the year ended December 31, 2006. The rate paid on certificates of deposit increased 39 basis points, or 9.8%, to 4.35% for the year ended December 31, 2007, as compared to 3.96%, for the year ended December 31, 2006. The rate paid on savings, NOW, and money market accounts increased 7 basis points, or 9.7%, to 0.79% for the year ended December 31, 2007, as compared to 0.72%, for the year ended December 31, 2006.

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

Net Interest Income.  Net interest income increased $405,000, or 1.1%, to $36.9 million for the year ended December 31, 2007, from $36.5 million for the year ended December 31, 2006. Our net interest margin increased six basis points to 2.87% for the year ended December 31, 2007, from 2.81% for the year ended December 31, 2006. The margin for the year ended December 31, 2007, included net interest income earned on stock subscription proceeds held in escrow at the Northfield Bank until the stock offering was completed. Average interest-earning assets decreased by $12.2 million for the year ended December 31, 2007, as compared to the prior year due primarily to the sale of two branch locations and related deposit liabilities in the first quarter of 2007, and pay-downs of mortgage-backed securities, partially offset by subscription proceeds received.

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

Non-interest Expense.  Non-interest expense increased $12.1 million, or 50.9%, to $36.0 million for the year ended December 31, 2007, from $23.8 million for the year ended December 31, 2006. This increase was primarily attributable to the contribution of shares of our common stock and cash with a value of $12.0 million to the Northfield Bank Foundation during the fourth quarter of 2007. Compensation and employee benefits decreased by $766,000 to $12.7 million for the year ended December 31, 2007, from $13.5 million for the year ended December 31, 2006. The decrease was primarily related to a $1.6 million charge related to a supplemental retirement agreement entered into by the Company with its former president, during the third quarter of 2006, partially offset by annual merit and cost of living increases as well as increased staff in the lending and compliance departments. Other expenses increased $728,000 to $3.8 million for the year ended December 31, 2007, from $3.0 million for the year ended December 31, 2006. This increase is attributable to increases in advertising and employee training.

Income Tax Expense.  The Company recorded a benefit for income taxes of $1.6 million for the year ended December 31, 2007, as compared to a provision of $6.2 million for the year ended December 31, 2006. The decline in income tax expense related to a decrease in pre-tax income, as well as our reversal of $4.5 million in state and local income tax liabilities, net of federal taxes. The Company concluded an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006.

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

	For the Years Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$503,897	$31,617	6.27%	$423,947	$28,398	6.70%	$407,068	$27,522	6.76%
Mortgage-backed securities	844,435	38,072	4.51	718,279	30,576	4.26	799,244	32,764	4.10
Other securities	35,977	1,348	3.75	45,077	2,100	4.66	51,883	2,397	4.62
Federal Home Loan Bank of New York stock	11,653	652	5.60	6,486	519	8.00	9,582	592	6.18
Interest-earning deposits	97,223	3,360	3.46	92,202	4,109	4.46	30,435	1,592	5.23

Total interest-earning assets	1,493,185	75,049	5.03	1,285,991	65,702	5.11	1,298,212	64,867	5.00
Non-interest-earning assets	80,649			66,614			49,564

Total assets	$1,573,834			$1,352,605			$1,347,776

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$445,382	5,866	1.32	$450,212	3,551	0.79	$436,306	3,137	0.72
Certificates of deposit	367,806	12,656	3.44	464,552	20,212	4.35	474,313	18,797	3.96

Total interest-bearing deposits	813,188	18,522	2.28	914,764	23,763	2.60	910,619	21,934	2.41
Borrowings	277,227	9,734	3.51	127,926	5,073	3.97	181,296	6,472	3.57

Total interest-bearing liabilities	1,090,415	28,256	2.59	1,042,690	28,836	2.77	1,091,915	28,406	2.60
Non-interest-bearing deposits	94,499			96,796			89,989
Accrued expenses and other liabilities	13,703			13,905			11,261

Total liabilities	1,198,617			1,153,391			1,193,165
Stockholders’ equity	375,217			199,214			154,611

Total liabilities and stockholders’ equity	$1,573,834			$1,352,605			$1,347,776

Net interest income		$46,793			$36,866			$36,461

Net interest rate spread(1)			2.44			2.34			2.40
Net interest-earning assets(2)	$402,770			$243,301			$206,297

Net interest margin(3)			3.13%			2.87%			2.81%
Average interest-earning assets to interest-bearing liabilities	136.94%			123.33%			118.89%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$4,845	$(1,626)	$3,219	$1,128	$(252)	$876
Mortgage-backed securities	5,608	1,888	7,496	(3,524)	1,336	(2,188)
Other securities	(382)	(370)	(752)	(317)	20	(297)
Federal Home Loan Bank of New York stock	214	(81)	133	(844)	771	(73)
Interest-earning deposits	240	(989)	(749)	2,715	(198)	2,517

Total interest-earning assets	10,525	(1,178)	9,347	(842)	1,677	835

Interest-bearing liabilities:
Savings, NOW and money market accounts	(38)	2,353	2,315	151	263	414
Certificates of deposit	(3,770)	(3,786)	(7,556)	(377)	1,792	1,415

Total deposits	(3,808)	(1,433)	(5,241)	(226)	2,055	1,829
Borrowings	5,168	(507)	4,661	(2,279)	880	(1,399)

Total interest-bearing liabilities	1,360	(1,940)	(580)	(2,505)	2,935	430

Change in net interest income	$9,165	$762	$9,927	$1,663	$(1,258)	$405

Management of Market Risk

General.  Since a majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management asset liability committee, comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Lending Officer and our Executive Vice President of Operations. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the asset liability management committee of our board of director’s the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originate commercial real estate loans and multifamily real estate loans that generally tend to have interest rates that reset at five years;

•	invest in shorter maturity investment grade corporate securities and mortgage-backed securities; and

•	obtaining general financing through lower cost deposits and Federal Home Loan Bank advances and repurchase agreements.

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

Net Interest Income Analysis.  We also analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points or a decrease of 100 and 200 which is based on the current interest rate environment.

The table below sets forth, as of December 31, 2008, our calculation of the estimated changes in our net portfolio value, net present value ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands.)

	NPV(2)
	Estimated	Estimated			Estimated
Change in	Present	Present		Estimated	NPV/Present	Net Interest
Interest Rates(1)	Value of	Value of	Estimated	Change In	Value	Income Percent
(Basis Points)	Assets	Liabilities	NPV	NPV	of Assets Ratio	Change

+300	$1,648,127	$1,286,149	$361,978	$(81,791)	21.96%	(2.68)%
+200	1,695,983	1,307,131	388,852	(54,917)	22.93%	(0.63)%
+100	1,746,926	1,328,839	418,087	(25,682)	23.93%	(0.16)%
0	1,795,077	1,351,308	443,769	—	24.72%	—
−100	1,818,978	1,372,387	446,591	2,822	24.55%	1.54%
−200	1,833,920	1,393,041	440,879	(2,890)	24.04%	4.63%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2008, in the event of a 200 basis point decrease in interest rates, we would experience a 0.65% decrease in estimated net portfolio value and an 4.63% increase in net interest income. In the event of a 300 basis point increase in interest rates, we would experience an 18.43% decrease in net portfolio value and a 2.68% decrease in net interest income. Our policies provide that, in the event of a 200 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at December 31, 2008. At December 31, 2008, we were in compliance with all board approved policies with respect to interest rate risk management.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from the Federal Home Loan Bank of New York, and repayments, maturities and sales of securities. In addition, we have the ability to borrow through repurchase agreements in wholesale markets. While maturities and scheduled amortization of loans and securities are fairly predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our Board Asset and Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 35% or greater. At December 31, 2008, this ratio was 74.51%. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2008.

We regularly adjust our investments in liquid assets based upon our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents, and unpledged mortgage-backed securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to redeem certificates of deposit in other financial institutions, which would however subject us to certain early redemption penalties. We also have the ability to surrender bank owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments.

The Company had the following primary sources of liquidity at December 31, 2008 (in thousands):

Cash and cash equivalents	$50,128
Unpledged mortgage-backed securities	456,571
(Issued or Guaranteed By the U.S. Government, Fannie Mae or, Freddie Mac)
Certificates of deposit in other financial institutions	53,653

At December 31, 2008, we had $44.0 million in outstanding loan commitments. In addition, we had $36.2 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2008 totaled $377.9 million, or 36.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, based on past experience, that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company has a detailed contingency funding plan that is reviewed and reported to the board asset liability committee on at least a quarterly basis. This plan includes monitoring cash on a daily basis to determine the liquidity needs of the Bank. Additionally, Management stress tests the Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis. The stress scenarios include deposit run-off of up to 50% and sale of our securities available-for- sale portfolio at a discount of 10% to its current estimated fair value. The Bank continues to maintain significant liquidity under all stress scenarios.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2008, Northfield Bank exceeded all regulatory capital requirements. Northfield Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 11 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to	Three to Five	More Than
Contractual Obligations	One Year	Three Years	Years	Five Years	Total
	(In thousands)

Long-term debt(1)	$110,223	$95,000	$121,300	$5,000	$331,523
Operating leases	2,013	3,801	3,482	23,652	32,948
Capitalized leases	354	741	786	1,487	3,368
Certificates of deposit	377,854	32,967	6,760	4	417,585

Total	$490,444	$132,511	$125,949	$25,220	$785,424

Commitments to extend credit	$80,628	$—	$—	$	$80,628

(1)	Includes Federal Home Loan Bank of New York advances, repurchase agreements and accrued interest payable at December 31, 2008.

Impact of Recent Accounting Standards and Interpretations

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB

Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The provisions of Statement No. 157 were adopted by the Company, as it applies to its financial instruments, effective beginning January 1, 2008. The impact of adoption of SFAS No. 157 is discussed in Note 13 of the notes to the consolidated financial statements.

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

In June 2008, EITF 03-6-1 “Participating Securities and the Two-Class Method under FASB Statement No. 128” was issued which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material affect on the Company’s consolidated financial statements.

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

For information regarding market risk see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Management of Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northfield Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Short Hills, New Jersey
March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northfield Bancorp, Inc. and subsidiaries:

We have audited Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Northfield Bancorp, Inc, and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Short Hills, New Jersey
March 16, 2009

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS:
Cash and due from banks	$9,014	7,277
Interest-bearing deposits in other financial institutions	41,114	17,811

Total cash and cash equivalents	50,128	25,088

Certificates of deposit	53,653	24,500
Trading securities	2,498	3,605
Securities available-for-sale, at estimated fair value (encumbered $183,711 in 2008 and $26,603 in 2007)	957,585	802,417
Securities held-to-maturity, at amortized cost (estimated fair value of $14,588 and $19,440 in 2008 and 2007, respectively) (encumbered $1,241 in 2008 and $0 in 2007)	14,479	19,686
Loans held-for-sale	—	270
Loans held-for-investment, net	589,984	424,329
Allowance for loan losses	(8,778)	(5,636)

Net loans held-for-investment	581,206	418,693

Accrued interest receivable	8,319	5,600
Bank owned life insurance	42,001	41,560
Federal Home Loan Bank of New York stock, at cost	9,410	6,702
Premises and equipment, net	8,899	7,727
Goodwill	16,159	16,159
Other real estate owned	1,071	—
Other assets	12,353	14,911

Total assets	$1,757,761	1,386,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,024,439	877,225
Securities sold under agreements to repurchase	170,000	20,000
Other borrowings	162,084	104,420
Advance payments by borrowers for taxes and insurance	3,823	843
Accrued expenses and other liabilities	10,837	17,090

Total liabilities	1,371,183	1,019,578

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 44,803,061 shares issued and outstanding at December 31, 2008 and 2007	448	448
Additional paid-in capital	199,453	199,395
Unallocated common stock held by employee stock ownership plan	(16,391)	(16,977)
Retained earnings	203,085	187,992
Accumulated other comprehensive loss	(17)	(3,518)

Total stockholders’ equity	386,578	367,340

Total liabilities and stockholders’ equity	$1,757,761	1,386,918

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except share data)

Interest income:
Loans	$31,617	28,398	27,522
Mortgage-backed securities	38,072	30,576	32,764
Other securities	1,348	2,100	2,397
Federal Home Loan Bank of New York dividends	652	519	592
Deposits in other financial institutions	3,360	4,109	1,592

Total interest income	75,049	65,702	64,867

Interest expense:
Deposits	18,522	23,763	21,934
Borrowings	9,734	5,073	6,472

Total interest expense	28,256	28,836	28,406

Net interest income	46,793	36,866	36,461
Provision for loan losses	5,082	1,442	235

Net interest income after provision for loan losses	41,711	35,424	36,226

Non-interest income:
Fees and service charges for customer services	3,133	3,132	3,114
Income on bank owned life insurance	4,235	1,694	1,231
(Loss) gain on securities transactions, net	(1,318)	71	191
Gain on sale of premises and equipment and deposit relationships	—	4,308	—
Other	103	273	64

Total non-interest income	6,153	9,478	4,600

Non-interest expense:
Compensation and employee benefits	11,723	12,685	13,451
Occupancy	3,864	3,062	3,074
Furniture and equipment	996	852	810
Data processing	3,021	2,425	2,382
Professional fees	1,584	1,218	1,073
Contribution to Northfield Bank Foundation	—	11,952	—
Other	3,664	3,756	3,028

Total non-interest expense	24,852	35,950	23,818

Income before income tax expense (benefit)	23,012	8,952	17,008
Income tax expense (benefit)	7,181	(1,555)	6,166

Net income	$15,831	10,507	10,842

Net income (loss) per common share(1)	0.37	(0.03)	—
Weighted average shares outstanding(1)	43,133,856	43,076,586	—

(1)	Net loss per share is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007 through December 31, 2007). The net loss for this period was $1,501,000 and the weighted average common shares outstanding were 43,076,586. Per share data and shares outstanding information is not applicable prior to November 8, 2007.

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Years Ended December 31, 2008, 2007, and 2006
				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive	Total
		Par	Paid-In	Employee Stock	Retained	(Loss) Income,	Stockholders’
	Shares	Value	Capital	Ownership Plan	Earnings	Net of Tax	Equity
	(In thousands except share data)

Balance at December 31, 2005	100	—	510	—	166,889	(15,640)	151,759

Comprehensive income:
Net income					10,842		10,842
Net unrealized holding gains on securities arising during the year (net of tax of $1,042)						1,564	1,564
Reclassification adjustment for gains included in net income (net of tax of $24)						(36)	(36)

Total comprehensive income							12,370

Adoption SFAS 158 (net of tax of $116)						(135)	(135)

Balance at December 31, 2006	100	$—	510	—	177,731	(14,247)	163,994

Comprehensive income:
Net income					10,507		10,507
Net unrealized holding gains on securities arising during the year (net of tax of $7,069)						10,897	10,897
Reclassification adjustment for gains included in net income (net of tax of $4)						(5)	(5)
Net actuarial loss on other postretirement benefits arising during year (net of tax of $145)						(180)	(180)
Reclassification adjustment for net actuarial loss included in net income (net of tax of $7)						9	9
Reclassification adjustment for service cost included in net income (net of tax of $6)						8	8

Total comprehensive income							21,236

Contribution from Northfield Bancorp, MHC.			500				500
Sale of 19,265,316 shares of common stock, issuance of 24,641,584 shares to the mutual holding company, and issuance of 896,061 shares to Northfield Bank Foundation	44,802,961	448	198,350		(246)		198,552
Purchase of common stock by the ESOP				(17,563)			(17,563)
ESOP shares allocated or committed to be released			35	586			621

Balance at December 31, 2007	44,803,061	$448	199,395	(16,977)	187,992	(3,518)	367,340

Comprehensive income:
Net income					15,831		15,831
Net unrealized holding gains on securities arising during the year (net of tax of $2,434)						3,479	3,479
Reclassification adjustment for gains included in net income (net of tax of $6)						(9)	(9)
Net actuarial loss on other postretirement benefits arising during year (net of tax of $12)						14	14
Reclassification adjustment for net actuarial loss included in net income (net of tax of $9)						11	11
Reclassification adjustment for service cost included in net income (net of tax of $7)						6	6

Total comprehensive income					15,831		19,332

Cash dividends declared ($0.04 per common share)					(738)		(738)

ESOP shares allocated or committed to be released			58	586			644

Balance at December 31, 2008	44,803,061	$448	199,453	(16,391)	203,085	(17)	386,578

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$15,831	10,507	10,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,082	1,442	235
Depreciation	1,490	1,326	1,298
(Accretion) amortization of premium and discounts on securities, and deferred loan fees and costs	(1,098)	(60)	781
Amortization of mortgage servicing rights	135	171	214
Income on bank owned life insurance	(4,235)	(1,694)	(1,231)
Contribution of common stock to Northfield Bank Foundation	—	8,952	—
Net gain on sale of loans	(29)	(60)	(67)
Proceeds from sale of loans	4,092	6,265	1,109
Origination of mortgage loans held-for-sale	(3,793)	(6,350)	(1,251)
Gain on securities transactions, net	1,318	(71)	(191)
Gain on sale of deposit relationships	—	(3,660)	—
Gain on sale of premises and equipment, net	—	(648)	—
Purchases of trading securities	(226)	(876)	(176)
(Increase) decrease in accrued interest receivable	(2,719)	24	24
(Increase) decrease in other assets	(5,283)	90	(122)
ESOP expense	644	621	—
Deferred taxes	(1)	(10,396)	(526)
(Decrease) increase in accrued expenses and other liabilities	(6,253)	5,443	(542)
Amortization of core deposit intangible	378	386	368

Net cash provided by operating activities	5,333	11,412	10,765

Cash flows from investing activities:
Net increase in loans receivable	(163,643)	(16,029)	(21,269)
(Purchases) redemptions of Federal Home Loan Bank of New York stock, net	(2,708)	484	4,343
Purchases of securities available-for-sale	(421,696)	(309,396)	(40,532)
Principal payments and maturities on securities available-for-sale	270,091	234,457	171,774
Principal payments and maturities on securities held-to-maturity	5,214	6,476	8,668
Proceeds from sale of securities available-for-sale	3,350	3,705	20,100
Purchases of certificates of deposit	(118,653)	(50,500)	(10,210)
Proceeds from maturities of certificates of deposit	89,500	31,200	5,220
Purchase of bank owned life insurance	—	(7,000)	—
Cash received from bank owned life insurance contracts	3,794	—	—
Additions to premises and equipment	(2,662)	(897)	(1,115)
Proceeds from sale of premises and equipment	—	1,473	20

Net cash (used in) provided by investing activities	(337,413)	(106,027)	136,999

Cash flows from financing activities:
Net decrease in deposits	147,214	(3,560)	(20,357)
Deposit relationship sold, net	—	(22,985)	—
Net proceeds from sale of common stock	—	107,241	—
Dividends paid	(738)	—	—
Purchase of common stock for ESOP	—	(17,563)	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	2,980	60	(56)
Repayments under capital lease obligations	(136)	(114)	(95)
Proceeds from securities sold under agreements to repurchase and other borrowings	410,800	83,000	5,000
Repayments related to securities sold under agreements to repurchase and other borrowings	(203,000)	(87,000)	(110,000)

Net cash provided by (used in) financing activities	357,120	59,079	(125,508)

Net increase (decrease) in cash and cash equivalents	25,040	(35,536)	22,256
Cash and cash equivalents at beginning of year	25,088	60,624	38,368

Cash and cash equivalents at end of year	$50,128	25,088	60,624

Supplemental cash flow information:
Cash paid during the year for:
Interest	$27,322	28,657	28,809
Income taxes	11,316	4,298	8,760
Transfer of premises and equipment to held-for-sale	—	—	749
Deposits utilized to purchase common stock	—	82,359	—
Transfer of loans to other real estate owned	1,071	—	—

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Northfield Bancorp, Inc. and subsidiaries (collectively, the “Company”), conform to U.S. generally accepted accounting principles, or (GAAP), and are used in preparing and presenting these consolidated financial statements.

(a)	Basis of Presentation

The consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries, Northfield Investment, Inc. and Northfield Bank (the “Bank”) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

In 1995, the Bank completed a Plan of Mutual Holding Company Reorganization, utilizing a single-tier mutual holding company structure. In a series of steps, the Bank formed a New York-chartered mutual holding company (NSB Holding Corp.) which owned 100% of the common stock of the Bank. In 2002, NSB Holding Corp. formed Northfield Holdings Corp., a New York-chartered stock corporation, and contributed 100% of the common stock of the Bank into Northfield Holdings Corp. which owned 100% of the common stock of Northfield Holdings Corp. In 2006, Northfield Holdings Corp.’s name was changed to Northfield Bancorp, Inc. and Northfield Savings Bank name was changed to Northfield Bank. In 2007, NSB Holdings Corp. name was changed to Northfield Bancorp, MHC.

As part of the stock issuance plan announced in April 2007, Northfield Bank converted to a federally-charted savings bank from a New York-chartered savings bank effective November 6, 2007. Northfield Bank’s primary federal regulator is the Office of Thrift Supervision (the “OTS”) and was the Federal Deposit Insurance Corporation (the “FDIC”) prior to our November 2007 conversion. Simultaneously with Northfield Bank’s conversion, Northfield Bancorp, MHC and Northfield Bancorp, Inc. converted to federal-chartered holding companies from New York-chartered holding companies.

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

Certain prior year balances have been reclassified to conform to the current year presentation. In addition, the Company determined that $82 million of Federal Home Loan Bank of New York borrowings classified as securities sold under agreement to repurchase in 2007 should be classifed as Federal Home Loan Bank advances and included in other borrowings.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

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

Securities are classified at the time of purchase, based on management’s intention, as securities held-to-maturity, securities available-for-sale, or trading account securities. Securities held-to-maturity are those that management has the positive intent and ability to hold until maturity. Securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments. Trading securities are securities that are bought and may be held for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized holding gains and losses reported as a component of (loss) gain on securities transactions, net in non-interest income. Securities available-for-sale represents all securities not classified as either held-to-maturity or trading. Securities available-for-sale are carried at estimated fair value with unrealized holding gains and losses (net of related tax effects) on such securities excluded from earnings, but included as a separate component of stockholders’ equity, titled “Accumulated other comprehensive (loss) income.” The cost of securities sold is determined using the specific-identification method. Security transactions are recorded on a trade-date basis. A periodic review and evaluation of the securities held-to-maturity and securities available-for-sale is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss charged to earnings. The estimated fair value of debt securities, including mortgage-backed securities and corporate debt obligations is furnished by an independent third party pricing service. The third party pricing service primarily utilizes pricing models and methodologies that incorporate observable market inputs including among other things benchmark yields, reported trades, and projected prepayment and default rates. Management reviews the data and assumptions used in pricing the securities by its third party provider for reasonableness.

(e)	Loans

Net loans held-for-investment, are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Loans held-for-sale are designated at time of origination and generally consist of fixed rate residential loans with terms of 15 years or more and are recorded at the lower of cost or estimated fair value in the aggregate. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Homogeneous loans collectively evaluated for impairment, such as smaller balance loans are excluded from the impaired loan portfolio. The Company has defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the loan, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. If the estimated fair

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

value of the loan is below the carrying value, the Company provides a specific valuation allowance, which is included in the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale of such collateral. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, the estimated fair value of impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, changes if any, in: underwriting standards; collection; charge-off and recovery practices; the nature or volume of the portfolio; lending staff; concentration of loans; as well as current economic conditions; and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimatable losses at the date of the consolidated balance sheets. The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments. The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

While management uses available information to recognize probable and reasonably estimatable losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions, particularly in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace. In addition, future changes in laws and regulations could make it more difficult for the Company to collect all contractual amounts due on its loans and mortgage-backed securities.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Troubled Debt Restructured loans are those loans whose terms have been modified, because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan: reduced interest rates, forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period. The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, and the original loans carrying value.

A loan is considered past due when it is not paid in accordance with its contractual terms. The accrual of income on loans, including impaired loans, and other loans in the process of foreclosure, is generally discontinued when a loan becomes 90 days or more delinquent, or when certain factors that the ultimate collection of principal and interest is in doubt. Loans on which the accrual of income has been discontinued are designated as non-accrual loans. All previously accrued interest is reversed against interest income and income is recognized subsequently only in the period that cash is received, provided no principal payments are due and the remaining principal balance outstanding is deemed collectible. A non-accrual loan is not returned

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

to accrual status until both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period.

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

Goodwill is presumed to have an indefinite useful life and is not amortized, but rather is tested, at least annually, for impairment at the reporting unit level. For purposes of the Company’s goodwill impairment testing, management has identified a single reporting unit. The Company uses the quoted market price of its common stock on the impairment testing date as the basis for estimating the fair value of the Company’s reporting unit. If the fair value of the reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required. As of December 31, 2008, the carrying value of goodwill totaled $16.2 million. The Company performed its annual goodwill impairment test, as of December 31, 2008, and determined the fair value of the Company’s one reporting unit to be in excess of its carrying value. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. The Company will test goodwill for impairment between annual test if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no change to the net amount of assets and liabilities recognized in the balance sheet as a result of our adoption of FIN 48.

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

(l)	Securities Sold Under Agreements to Repurchase and Other Borrowings

The Company enters into sales of securities under agreements to repurchase (Repurchase Agreements) and collateral pledge agreements (Pledge Agreements) with selected dealers and banks. Such agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred or pledged securities and the transfer meets the other criteria for such accounting. Obligations under these agreements are reflected as a liability in the consolidated balance sheets. Securities underlying the agreements are maintained at selected dealers and banks as collateral for each transaction executed and may be sold or pledged by the counterparty. Collateral underlying Repurchase Agreements which permit the counterparty to sell or pledge the underlying collateral is disclosed on the consolidated balance sheets as “encumbered.” The Company retains the right under all Repurchase Agreements and Pledge Agreements to substitute acceptable collateral throughout the terms of the agreement.

(m)	Comprehensive Income

Comprehensive income includes net income and the change in unrealized holding gains and losses on securities available-for-sale, change in actuarial gains and losses on other post retirement benefits, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income is presented in the Consolidated Statements of Changes in Stockholders’ Equity.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

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

As a community-focused financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

(p)	Net Income (Loss) per Share

Net income per share is computed for the year ended December 31, 2008, by dividing the net income available to common stockholders by the weighted average number of common shares outstanding. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Northfield Bancorp Inc., MHC and allocated or committed to be released Employee Stock Ownership Plan shares.

Net loss per share is computed for the period that the common stock was outstanding in 2007 (November 8, 2007, to December 31, 2007,) by dividing the net loss available to common stockholders by the weighted average number of shares outstanding for the period from November 8, 2007, to December 31, 2007. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Northfield Bancorp Inc., MHC and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. As of December 31, 2008 and 2007, no dilutive securities were outstanding.

(q)	Other Real Estate Owned

Assets acquired through or deed-in-lieu of loan foreclosure are held for sale and are initially recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Costs after acquisition are generally expensed. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Foreclosed assets, consisting entirely of other real estate owned, in the accompanying consolidated balance sheets totaled $1.1 million at December 31, 2008. There were no foreclosed assets at December 31, 2007.

(r)	Stock Offering

The Company completed its initial public stock offering on November 7, 2007. The Company sold 19,265,316 shares, or 43.0% of its outstanding common stock, to subscribers in the offering, including 1,756,279 shares purchased by the Northfield Bank Employee Stock Ownership Plan (“ESOP”). Northfield

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(2)	Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at December 31, (in thousands):

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$532,870	13,457	83	546,244
Non-GSE	65,040	359	9,621	55,778
Real estate mortgage investment conduits (REMICs):
GSE	242,557	3,049	114	245,492
Non-GSE	90,446	515	7,266	83,695

	930,913	17,380	17,084	931,209

Other securities:
Equity investments- Money market mutual fund	9,025	—	—	9,025
Corporate bonds	17,319	102	70	17,351

	26,344	102	70	26,376

Total securities available-for-sale	$957,257	17,482	17,154	957,585

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$491,758	1,404	6,600	486,562
Non-GSE	29,200	—	333	28,867
Real estate mortgage investment conduits (REMICs):
GSE	171,709	874	1,376	171,207
Non-GSE	36,141	381	—	36,522

	728,808	2,659	8,309	723,158

Other securities:
Equity investments	14,027	—	15	14,012
Corporate bonds	65,146	101	—	65,247

	79,173	101	15	79,259

Total securities available-for-sale	$807,981	2,760	8,324	802,417

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2008 (in thousands):

	Amortized	Estimated
Available-for-Sale	Cost	Fair Value

Due within one year	$17,319	17,351

Total	17,319	17,351

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2008 and December 31, 2007, securities available-for-sale with a carrying value of $3,772,000 and $7,834,000, respectively, were pledged to secure deposits. See note 7 for further discussion regarding securities pledged for borrowings.

For the year ended December 31, 2008, the Company had gross proceeds of $3,350,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $15,000 and $0, respectively. For the year ended December 31, 2007, the Company had gross proceeds of $3,705,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $9,000 and $0, respectively. For the year ended December 31, 2006, the Company had gross proceeds of $20,100,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $60,000 and $0, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Gross unrealized losses on mortgage-backed securities, equity securities, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007, were as follows (in thousands):

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$2	634	81	1,346	83	1,980
Non-GSE	2,708	7,290	6,913	17,525	9,621	24,815
REMICs GSE	42	29,267	72	18,981	114	48,248
Non-GSE	7,266	68,966	—	—	7,266	68,966
Corporate bonds	70	4,298	—	—	70	4,298

Total	$10,088	110,455	7,066	37,852	17,154	148,307

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$6	842	6,594	338,344	6,600	339,186
Non-GSE	—	—	333	28,867	333	28,867
REMICs
GSE	65	21,082	1,311	91,737	1,376	112,819
Equity investments	—	—	15	2,223	15	2,223

Total	$71	21,924	8,253	461,171	8,324	483,095

Included in the above available-for-sale security amounts, at December 31, 2008, were 12 residential mortgage backed senior class securities issued by non-GSEs with an amortized cost of $110.7 million and an estimated fair value of $93.8 million. Eight of these securities were purchased prior to 2008, and had an amortized cost of $65.6 million and estimated fair value of $65.4 million at December 31, 2007. Management has evaluated each of these 12 securities and concluded that as of December 31, 2008, the unrealized losses on these securities were temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. Management has the intent and the Company has the ability to hold these securities until there is a market price recovery.

Each of the 12 non-GSE securities were rated AAA at December 31, 2008, with the exception of two securities with a total amortized cost of $17.7 million. Both of these securities were rated investment grade at December 31, 2008. The first security, with an amortized cost of $9.5, and estimated fair value of $5.4 million, was rated Aa2, and the second security with an amortized cost of $8.2 million, and estimated fair value of $5.8 million, was rated Baa3.

Management has evaluated each of the 12 securities at December 31, 2008. Seven of the 12 securities experienced unrealized losses of less than 10% at December 31, 2008. These seven securities, with an amortized cost of $58.8 million, and estimated fair value of $55.9 million, were reviewed for key underlying

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

loan risk characteristics including origination dates, interest rates levels and composition of variable and fixed rates, reset dates (including related pricing indexes), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support. These seven securities experienced a majority of their unrealized losses in the fourth quarter of 2008.

The remaining five residential mortgage backed securities issued by non-GSE’s at December 31, 2008, had an amortized cost of $51.9 million, and estimated fair value of $37.9 million, representing unrealized losses of 10% or more of their amortized cost. In addition to reviewing the underlying loan risk characteristics described above for non-GSEs with realized losses of less than 10%, management also reviewed historical and expected default rates and related historical and expected losses on the disposal of the underlying collateral on defaulted loans. Based on this evaluation, management believes that it is not probable that the Company will not receive all amounts due under the contractual terms of the securities.

Mortgage-backed securities issued or guaranteed by GSEs and corporate bonds are investment grade securities with no apparent credit weaknesses. The declines in value are deemed to relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. Management has the intent and the Company has the ability to hold these securities until there is a market price recovery.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligation or other securities deteriorate and our credit enhancement levels does not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.

(3)	Securities Held-to-Maturity

The following is a comparative summary of mortgage-backed securities held-to-maturity at December 31, (in thousands):

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$6,132	141		6,273
REMICs:
GSE	8,347	13	45	8,315

Total securities held-to-maturity	$14,479	154	45	14,588

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$9,206	139	25	9,320
REMICs:
GSE	10,480	—	360	10,120

Total securities held-to-maturity	$19,686	139	385	19,440

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company did not sell any held-to-maturity securities during the three-year period ended December 31, 2008.

Gross unrealized losses on mortgage-backed securities held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007, were as follows (in thousands):

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

REMICs:
GSE	$45	5,536	—	—	45	5,536

Total	$45	5,536	—	—	45	5,536

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Pass-through certificates:
GSE	$—	—	25	1,193	25	1,193
REMICs:
GSE	—	—	360	10,120	360	10,120

Total	$—	—	385	11,313	385	11,313

Mortgage-backed securities issued or guaranteed by GSEs are investment grade securities with no apparent credit weaknesses. The declines in value are deemed to relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. Management has the intent and the Company has the ability to hold these securities until there is a market price recovery.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligation or other securities deteriorate and our credit enhancement levels does not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Loans

Loans held-for-investment, net, consists of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Real estate loans:
Commercial	$289,123	243,902
One -to- four family residential	103,128	95,246
Construction and land	52,158	44,850
Multifamily	108,534	14,164
Home equity and lines of credit	24,182	12,797

Total real estate loans	577,125	410,959

Commercial and industrial loans	11,025	11,397
Other loans	1,339	1,842

Total commercial and industrial and other loans	12,364	13,239

Total loans held-for-investment	589,489	424,198
Deferred loan costs, net	495	131

Loans held-for-investment, net	589,984	424,329
Allowance for loan losses	(8,778)	(5,636)

Net loans held-for-investment	$581,206	418,693

Loans held-for-sale consists of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Real estate loans:
One -to- four family residential mortgage	$—	270

Total loans held-for-sale	$—	270

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company, through its principal subsidiary, the Bank, also services first mortgage residential loans for others. The principal balance of residential loans serviced amounted to $77,291,000 and $80,081,000 at December 31, 2008, and 2007, respectively. In addition, the Company serviced $250,000 in construction loans at December 31, 2008 and 2007, respectively. Servicing of loans for others does not have a significant affect on our financial position or results of operations.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of changes in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	December 31,
	2008	2007	2006

Balance at beginning of year	$5,636	5,030	4,795
Provision for loan losses	5,082	1,442	235
Recoveries	—	—	—
Charge-offs	(1,940)	(836)	—

Balance at end of year	$8,778	5,636	5,030

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans) was $9,502,000 and $8,606,000 at December 31, 2008 and 2007, respectively. Loans past due ninety days or more and still accruing interest were $137,000 and $1,228,000 at December 31, 2008 and 2007, respectively, and consisted of loans that were considered both well-secured and in the process of collection. The Company is under no commitment to lend additional funds to borrowers whose loans are on a non-accrual status or who are past due ninety days or more and still accruing interest.

The following tables summarize impaired loans, all of which were on non-accrual status (in thousands):

	December 31, 2008
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment

Impaired loans	$5,679	(185)	5,494
Trouble debt restructured	950	(125)	825

Total impaired loans	$6,629	(310)	6,319

	December 31, 2007
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment

Impaired loans	$7,426	(1,030)	6,396

Total impaired loans	$7,426	(1,030)	6,396

At December 31, 2008 and 2007, there were no commitments to lend additional funds to these borrowers. The average recorded balance of impaired loans for the years ended December 31, 2008, 2007, and 2006 was approximately $6,997,000, $8,139,000, and $1,217,000, respectively. The Company did not record any interest income on a cash basis related to impaired loans for the years ended December 31, 2008, 2007, and 2006.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Premises and Equipment, Net

At December 31, 2008, and 2007, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2008	2007

At cost:
Land	$566	566
Buildings and improvements	3,172	2,471
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	11,755	9,827
Leasehold improvements	6,376	6,343

	24,469	21,807
Accumulated depreciation and amortization	(15,570)	(14,080)

Premises and equipment, net	$8,899	7,727

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $1,490,000, $1,326,000, and $1,298,000, respectively.

During the year ended December 31, 2007, the Company recognized a gain of approximately $648,000 as result of the sale of premises and equipment.

(6)	Deposits

Deposits account balances at December 31, 2008 and 2007, are summarized as follows (dollars in thousands):

	December 31,
	2008		2007
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

Transaction:
Negotiable orders of withdrawal	$64,382	1.70%	57,555	2.23
Non-interest bearing checking	93,170	—	99,208	—

Total transaction	157,552	0.69	156,763	0.82

Savings:
Money market	88,241	3.00	6,034	3.89
Savings	361,061	1.23	311,841	0.66

Total savings	449,302	1.58	317,875	0.72

Certificates of deposit:
Under $100,000	252,426	3.18	254,964	4.10
$100,000 or more	165,159	3.41	147,623	4.22

Total certificates of deposit	417,585	3.27	402,587	4.14

Total deposits	$1,024,439	2.13%	877,225	2.31

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Scheduled maturities of certificates of deposit at December 31, 2008, are summarized as follows (in thousands):

December 31,
2008

2009	$377,854
2010	25,326
2011	7,641
2012	4,349
2012 and after	2,415

$417,585

Interest expense on deposits for the years ended December 31, 2008, 2007, and 2006 is summarized as follows (in thousands):

	December 31,
	2008	2007	2006

Negotiable orders of withdrawal and money market	$3,147	951	349
Savings-passbook, statement, and tiered	2,719	2,303	2,788
Subscription proceeds	—	297	—
Certificates of deposits	12,656	20,212	18,797

	$18,522	23,763	21,934

(7)	Securities Sold Under Agreements to Repurchase and Other Borrowings

Borrowings consisted of Securities Sold under Agreements to Repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2008	2007

Repurchase Agreements	$170,000	20,000
Other borrowings
FHLB advances	159,800	102,000
Obligations under capital leases	2,284	2,420

	$332,084	124,420

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s investment in FHLB capital stock.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Repurchase Agreements and FHLB advances have contractual maturities at December 31, 2008 as follows (in thousands):

	December 31, 2008
	FHLB	Repurchase
	Advances	Agreements

2009	$88,500	20,000
2010	35,000	25,000
2011	15,000	20,000
2012	5,000	50,000
2013 and after	16,300	55,000

	159,800	170,000

The Bank has an overnight line of credit with the Federal Home Loan Bank of New York for $100,000,000. Additionally, the Bank has a line of credit for $100,000,000 from the Federal Home Loan Bank of New York which permits the Bank to borrow for a term of one month. These lines are limited to the amount of securities available to be pledged. The Bank had no outstanding balances under these lines at December 31, 2008. These lines expire on July 31, 2009 and may be renewed at the option of the FHLB. Additionally, the Company has the ability to borrow at the Federal Reserve Bank discount window to the extent the Bank has collateral to pledge.

Interest expense on borrowings for the years ended December 31, 2008, 2007, and 2006 are summarized as follows (in thousands):

	December 31,
	2008	2007	2006

Repurchase Agreements	$2,728	1,375	872
FHLB advances	6,655	3,464	5,305
FHLB over-night borrowings	143	15	67
Obligations under capital leases	208	219	228

	$9,734	5,073	6,472

(8)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 consists of the following (in thousands):

	December 31,
	2008	2007	2006

Federal tax expense (benefit):
Current	$6,130	8,964	6,635
Deferred	455	(2,907)	(868)

	6,585	6,057	5,767

State and local tax expense (benefit):
Current	1,052	(123)	57
Deferred	(456)	(7,489)	342

	596	(7,612)	399

	$7,181	(1,555)	6,166

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company has recognized income tax expense related to changes in unrealized gains and losses on securities available-for-sale of $2,428,000, $7,065,000, and $1,018,000, in 2008, 2007, and 2006, respectively. Such amounts are recorded as a component of comprehensive income in the consolidated statements of changes in stockholders’ equity.

The Company has also recognized an income tax expense (benefit) related to net actuarial losses from other postretirement benefits of $51,000, $(132,000) and $(116,000) in 2008, 2007 and 2006, respectively. Such amounts are recorded as a component of accumulated comprehensive income in the consolidated statements of changes in stockholders’ equity.

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2008, 2007, and 2006 is as follows (dollars in thousands):

	December 31,
	2008	2007	2006

Tax expense at statutory rate of 35%	$8,054	3,133	5,953
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	387	(4,947)	259
Bank owned life insurance	(1,482)	(593)	(430)
Change in state apportionment, net of federal tax	—	327	—
Utilization of State of New York net operating loss carryforwards, net of federal tax	—	372	—
Other, net	222	153	384

	$7,181	(1,555)	6,166

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Allowance for loan losses	$2,710	1,270
Deferred loan fees	462	100
Capitalized leases	985	1,146
Charitable deduction carryforward	4,088	4,339
Deferred compensation	1,679	2,216
Postretirement benefits	479	451
Unrealized actuarial losses on post retirement benefits	197	248
Unrealized loss on securities — AFS	—	2,343
Straight-line leases adjustment	524	480
Asset retirement obligation	79	69
Federal benefit on state income taxes	—	1,313
Reserve for accrued interest receivable	602	335
Reserve for loan commitments	168	88
Other	168	114

Total gross deferred tax assets	12,141	14,512

Deferred tax liabilities:
Depreciation	546	306
Unrealized gains on securities — AFS	85	—
Mortgage servicing rights	134	175
Employee Stock Ownership Plan	92	268
Step up to fair market value of acquired loans	164	207
Step up to fair market value of acquired investment	26	43
Other	391	302

Total gross deferred tax liabilities	1,438	1,301

Valuation allowance	1,046	1,076

Net deferred tax asset	$9,657	12,135

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s Federal, state, and city base-year reserves were approximately $5,900,000, respectively, at December 31, 2008 and 2007. Under the tax laws as amended, events that would result in taxation of certain of these reserves include the following: (a) the Company’s retained earnings represented by this reserve are used for purposes other than to absorb losses from bad debts, including excess dividends or distributions in liquidation; (b) the Company redeems its stock; (c) the Company fails to meet the definition of a bank for Federal purposes or a thrift for state and city purposes; or (d) there is a change in the federal, state, or city tax laws. At December 31, 2005, the Company’s unrecognized deferred tax liabilities with respect to its base-year reserves for Federal, state, and city taxes totaled approximately $2,800,000. Deferred tax liabilities have not been recognized with respect to the 1987 base-year reserves, since the Company does not expect that these amounts will become taxable in the foreseeable future.

At December 31, 2005, the Company did not meet the definition of a thrift for New York State and City purposes, and as a result, recorded a state and local tax expense of approximately $2,200,000 pertaining to the recapture of the state and city base-year reserves accumulated after December 31, 1987.

The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company’s subsidiary also files income tax returns in the State of New Jersey. With few exceptions, the Company is no longer subject to federal and local income tax examinations by tax authorities for years prior to 2004. The State of New York has concluded examining the Company’s tax returns filed from 2000 to 2006, resulting in the Company reversing of state and local tax liabilities of approximately $4.5 million, net of federal taxes during 2007.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the year ended December 31, 2008 and 2007. The amounts have not been reduced by the federal deferred tax effects of unrecognized state benefits.

	2008	2007

Unrecognized tax benefits at beginning of year	$2,700	2,259
Additions of positions of prior years	—	441
Settlement of unrecognized tax benefits	(2,700)	—

Unrecognized tax benefits at end of year	$—	2,700

The Company records interest accrued related to uncertain tax benefits as tax expense. During the years ended December 31, 2008 and 2007, the Company accrued $62,000 and $350,000, respectively, in interest on uncertain tax positions. The Company records penalties accrued as other expenses. The Company has not incurred any tax penalties.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code. The Company’s contributions to these plans aggregated approximately $166,000, $270,000, and $444,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company did not contribute to the profit sharing plan during 2008 and 2007.

Effective January 1, 2007, the Company adopted the Northfield Bank Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to and did purchase, 1,756,279 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The first payment on the loan from the ESOP to the Company was due and paid on December 31, 2007 and the outstanding balance at December 31, 2008 and 2007 was $16.2 million and $16.4 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares will be released for allocation to participants as loan payments are made. A total of 58,643 and 58,543 shares were released and allocated to participants for the ESOP year ended December 31, 2008 and 2007, respectively. ESOP compensation expense for the year ended December 31, 2008 and 2007, was $644,000 and $621,000, respectively.

Effective January 1, 2007, the Company adopted a Supplemental Employee Stock Ownership Plan (the SESOP) a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by ESOP’s benefit formula under tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. SESOP compensation expense for the year ended December 31, 2008 and 2007, was $70,000 and $48,000, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2008	2007

Accumulated postretirement benefit obligation beginning of year	$1,576	1,285
Service cost	3	4
Interest cost	95	67
Actuarial (gain) loss	(27)	303
Benefits paid	(88)	(83)

Accumulated postretirement benefit obligation end of year	1,559	1,576

Plan assets at fair value	—	—
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized loss	—	—

Accrued liability (included in accrued expenses and other liabilities)	$1,559	1,576

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2008	2007

Net loss	$187	235
Transition obligation	117	134
Prior service cost	151	167

Loss recognized in accumulated other comprehensive income (loss)	$455	536

The estimated net loss, transition obligation and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2009 are $17,000, $17,000 and $16,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	December 31,
	2008	2007	2006

Service cost	$3	4	4
Interest cost	95	67	86
Amortization of transition obligation	17	16	16
Amortization of prior service costs	16	16	16
Amortization of unrecognized (gain) loss	22	(15)	35

Net postretirement benefit cost included in compensation and employee benefits	$153	88	157

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plan’s expected benefit payments,

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

rounded to the nearest quarter percentage point. The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2008	2007	2006

Assumptions used to determine benefit obligation at period end:
Discount rate	6.25%	6.25	5.75
Rate of increase in compensation	4.25	4.50	4.50
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	6.25%	5.75	5.25
Rate of increase in compensation	4.50	4.50	4.00

At December 31, 2008, a medical cost trend rate of 12.0% for 2008 decreasing 1.0% per year thereafter until an ultimate rate of 5.0% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rate is based, among other things, on the Company’s own experience and third party analysis of recent and projected healthcare cost trends.

At December 31, 2007, a medical cost trend rate of 13.00% for 2008 decreasing 1.00% per year thereafter until an ultimate rate of 5.0% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rate is based, among other things, on the Company’s own experience and third party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage		One Percentage
	Point Increase		Point Decrease
	2008	2007	2008	2007

Effect on benefits earned and interest cost	$8	5	(7)	(5)
Effect on accumulated postretirement benefit obligation	120	126	(106)	(111)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage			One Percentage
	Point Increase			Point Decrease
	2008	2007	2006	2008	2007	2006

Aggregate of service and interest components of net periodic cost (benefit)	$7	5	7	(7)	(5)	(7)

Benefit payments of approximately $88,000, $83,000, and $91,000, were made in 2008, 2007, and 2006, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $114,000 in 2009; $121,000 in 2010; $126,000 in 2011; $130,000 in 2012; and $134,000 in 2013. The benefit payments expected to be paid in the aggregate for the years 2014 through 2018 are $681,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008, and include estimated future employee service.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

benefit obligation information and related net periodic postretirement benefit costs do not reflect the effect of any potential subsidy.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual bonus payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $2,498,000 and $3,653,000 at December 31, 2008, and 2007, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. (Income) Expense under this plan was $(1,331,000), $62,000, and $219,000, for the years ended December 31, 2008, 2007, and 2006, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and current director on July 18, 2006. The agreement provides for 120 monthly payments of $17,450. The present value of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006. The present value of the obligation as of December 31, 2008 and 2007 was approximately $1,334,000 and $1,470,000, respectively.

(10)	Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2008, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

Commitments to extend credit	$44,012
Unused lines of credit	36,215
Standby letters of credit	401

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. The unused consumer lines of credit are collateralized by mortgages on real estate. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2008. The Company maintains an allowance for estimated losses on commitments to extend credit. At December 31, 2008 and 2007, the allowance was $390,000 and $204,000, respectively.

At December 31, 2008, the Company was obligated under noncancelable operating leases and capitalized leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases are as follows (in thousands):

	Rental	Rental	Rental
	Payments	Payments	Receipts
	Capitalized	Operating	Operating
	Leases	Leases	Leases

Year ending December 31:
2009	$354	2,013	165
2010	365	1,985	165
2011	376	1,816	165
2012	387	1,761	165
2013	399	1,721	169
Thereafter	1,487	23,652	2,013

Total minimum lease payments	$3,368	32,948	2,842

Net, rental expense included in occupancy expense amounted to approximately $1,466,000, $1,140,000, and $1,181,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

The Bank is required by regulation to maintain a certain level of cash balances on hand and/or on deposit with the Federal Reserve Bank of New York. As of December 31, 2008, and 2007, the Bank was required to maintain balances of $3,762,000 and $2,647,000, respectively.

The Bank has entered into employment agreements with its Chief Executive Officer (CEO) and the other executive officers of the Bank to ensure the continuity of executive leadership, to clarify the roles and responsibilities of executives, and to make explicit the terms and conditions of executive employment. These agreements are for a term of three-years subject to review and annual renewal, and provide for certain levels of base annual salary and in the event of a change in control, as defined, or event of termination, as defined, certain levels of base salary, bonus payments, and benefits for a period of up to three-years.

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

Northfield Bank converted to a federally-charted savings bank from a New York-chartered savings bank effective November 6, 2007. Northfield Bank’s regulator is the Office of Thrift Supervision “OTS” (previously Federal Deposit Insurance Corporation “FDIC”). Simultaneously with Northfield Bank’s conversion, Northfield Bancorp, MHC and Northfield Bancorp, Inc. converted to federal-charters from New York-chartered holding companies.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The OTS requires banks to maintain a minimum tangible capital ratio to tangible assets of 1.5%, a minimum core capital ratio to total adjusted assets of 4.0%, and a minimum ratio of total risk-adjusted total assets of 8.0%.

Under prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors.

Management believes that, as of December 31, 2008, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Northfield Bancorp, Inc. is regulated, supervised and examined by the OTS as a savings and loan holding company and, as such, is not subject to regulatory capital requirements.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the OTS requirements as of December 31, 2008 and 2007, for classification as well capitalized institution and minimum capital (dollars in thousands).

	OTS Requirements
					For Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Tangible capital to tangible assets	$272,480	15.98%	25,577	1.50	NA	NA
Tier 1 captial (core) (to adjusted total assets)	272,480	15.98	68,205	4.00	85,257	5.00
Total capital (to risk- weighted assets)	281,648	34.81	64,728	8.00	80,910	10.00
As of December 31, 2007:
Tangible capital to tangible assets	$257,274	18.84%	20,484	1.50	NA	NA
Tier 1 captial (core) (to adjusted total assets)	257,274	18.84	54,622	4.00	68,278	5.00
Total capital (to risk- weighted assets)	263,114	38.07	55,286	8.00	69,107	10.00

(12)	Fair Value of Financial Instruments

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

(a)	Cash, Cash Equivalents, and Certificates of Deposit

Cash and cash equivalents are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value. Certificates of deposits having original terms of six-months or less;

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

carrying value generally approximates fair value. Certificate of deposits with an original maturity of six months or greater the fair value is derived from discounted cash flows.

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

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, land, multifamily, commercial and consumer. Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans is estimated by discounting the future cash flows using current prepayment assumptions and current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(h)	Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair values of the Company’s significant financial instruments at December 31, 2008, and 2007, are presented in the following table (in thousands):

	December 31,
	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$50,128	50,128	25,088	25,088
Certificates of deposit	53,653	53,873	24,500	24,546
Trading securities	2,498	2,498	3,605	3,605
Securities available-for-sale	957,585	957,585	802,817	802,817
Securities held-to- maturity	14,479	14,588	19,686	19,440
FHLB stock	9,410	9,410	6,702	6,702
Net loans held-for-investment	581,206	610,713	418,693	419,449
Loans held-for-sale	$—	—	270	270

Financial liabilities:
Deposits	$1,024,439	1,027,896	877,225	878,230
Repurchase Agreements and other borrowings	332,084	340,404	124,420	125,176
Advance payments by borrowers	$3,823	3,823	843	843

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

(13)	Fair Value Measurements

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2008, by level within the fair value hierarchy as required by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Financial assets and liabilities are

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at Reporting Date Using:

	At December 31, 2008
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$931,209	$—	$931,209	$—
Corporate bonds	17,351	—	17,351	—
Equities	9,025	9,025	—	—

Total available-for-sale	957,585	9,025	948,560	—

Trading securities	2,498	2,498	—	—

Total	$960,083	$11,523	$948,560	$—

Available-for-Sale Securities:  The estimated fair values for mortgage-backed and corporate securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. Management reviews the data and assumptions used in pricing the securities by its third party provider to ensure the lowest level of significant input is market observable data. The estimated fair value of equity securities classified as Level 1 are derived from quoted market prices in active markets, these assets consist of money market mutual funds.

Trading Securities:  Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

Impaired Assets:  At December 31, 2008, the Company had impaired loans with outstanding principal balances of $6.6 million that were recorded at their estimated fair value of $6.3 million. The Company recorded impairment charges of $1.2 million for the year ended December 31, 2008, utilizing Level 3 inputs. Additionally, during the year ended December 31, 2008, the Company transferred a loan with a principal balance of $2.1 million and an estimated fair value, less costs to sell , of $1.1 million to other real estate owned. During the year ended December 31, 2008, the Company recorded impairment charges of $402,000 prior to the transfer of the loan to OREO utilizing Level 3 inputs. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.

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

(14)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.

Condensed Balance Sheets

	December 31,
	2008	2007
	(In thousands)

Assets
Cash in Northfield Bank	$42,555	68,424
Certificates of deposit	30,153	6,500
Investment in Northfield Bank	289,097	270,738
Corporate bonds available-for-sale	4,298	—
ESOP loan receivable	16,179	16,358
Accrued interest receivable	873	27
Other assets	3,423	5,339

Total assets	$386,578	367,386

Liabilities and Stockholders’ Equity
Total liabilities	$—	46
Total stockholders’ equity	386,578	367,340

Total liabilities and stockholders’ equity	$386,578	367,386

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Interest on ESOP loan	$1,189	195	—
Interest income on deposit in Northfield Bank	965	62	—
Interest income on certificates of deposit	1,478	79	—
Interest income on corporate bonds	148	—	—
Undistributed earnings of Northfield Bank	14,103	18,083	10,842

Total income	17,883	18,419	10,842

Contribution to charitable foundation	—	11,952	—
Other expenses	878	11	—
Income tax expense (benefit)	1,174	(4,051)

Total expense	2,052	7,912	—

Net income	$15,831	10,507	10,842

Northfield Bancorp, Inc.

Condensed Statements of Cash Flows

	December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income	$15,831	10,507	10,842
Contribution of stock to charitable foundation	—	8,952	—
Increase in accrued interest receivable	(846)	(27)	—
Deferred taxes	(262)	(3,336)	—
Decrease (increase) in due from Northfield Bank	1,043	(1,287)	—
(Decrease) Increase in other assets	356	(716)	—
Amortization of premium on corporate bond	100	—	—
Increase in other liabilities	(46)	46	—
Undistributed earnings of Northfield Bank	(14,103)	(18,083)	(10,842)

Net cash provided by (used in) operating activities	2,073	(3,944)	—

Cash flows from investing activities
Additional investment in Northfield Bank	—	(94,874)	—
Purchase of corporate bond	(4,468)	—	—
Loan to ESOP	—	(17,563)	—
Principal payments on ESOP loan receivable	179	1,205	—
Net purchase of certificate of deposits	(23,653)	(6,500)	—

Net cash used in investing activities	(27,942)	(117,732)	—

Cash flows from financing activities
Proceeds from stock offering, net	—	189,600	—
Contribution from Northfield Bancorp, MHC	—	500	—

Net cash provided by financing activities	—	190,100	—

Net (decrease) increase in cash and cash equivalents	(25,869)	68,424	—
Cash and cash equivalents at beginning of year	68,424	—	—

Cash and cash equivalents at end of year	$42,555	68,424	—

(15)	Subsequent Events

On January 30, 2009, the Compensation Committee of the Board of Directors awarded 832,450 shares of restricted stock, and 2,102,600 stock options with tandem stock appreciation rights to employees and directors in accordance with the 2008 Equity Incentive Plan approved by the stockholders of the Company on December 17, 2008.

On February 13, 2009, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2008 and 2007:

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Selected Operating Data:
Interest income	$17,315	18,097	19,034	20,603
Interest expense	6,724	6,550	6,792	8,190

Net interest income	10,591	11,547	12,242	12,413
Provision for loan losses	598	1,240	1,276	1,968

Net interest income after provision for loan losses	9,993	10,307	10,966	10,445
Other income	3,399	1,207	820	727
Other expenses	5,986	5,939	6,703	6,224

Income before income tax expense	7,406	5,575	5,083	4,948
Income tax expense	1,801	2,010	1,808	1,562

Net income	$5,605	3,565	3,275	3,386

Net income per common share	0.13	0.08	0.08	0.08

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Interest income	$15,502	15,644	16,637	17,919
Interest expense	7,244	7,397	7,478	6,717

Net interest income	8,258	8,247	9,159	11,202
Provision for loan losses	440	97	200	705

Net interest income after provision for loan losses	7,818	8,150	8,959	10,497
Other income	5,602	1,370	1,288	1,218
Other expenses	6,026	5,997	5,327	18,600

Income before income tax expense (benefit)	7,394	3,523	4,920	(6,885)
Income tax expense (benefit)	2,701	1,256	1,855	(7,367)

Net income	$4,693	2,267	3,065	482

Net loss per common share(1)	n/a	n/a	n/a	(0.03)

(1)	Net loss per share is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007 through December 31, 2007). The net loss for this period was $1,501,000 and the weighted average common shares outstanding were 43,076,586.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chairman, President and Chief Executive Officer, and Steven M. Klein, our Executive Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) the “Exchange Act” as of December 31, 2008. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) in the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, and is included in Item 8, under Part II of this Annual Report on Form 10-K. This report appears on page 59 of the document.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of the Stockholders (the” 2009 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters -Codes of Conduct and Ethics,” “-Stockholder Communications,” and “-Board of Directors, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The section of the Company’s 2009 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation,” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Section of the Company’s 2009 Proxy Statement entitled “Voting Securities and Principal Holders Thereof” and Proposal I-Election of Directors” are incorporated herein by reference

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Section of the Company’s 2009 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” is incorporated herein by reference

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of the Company’s 2009 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and — Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets — at December 31, 2008, and 2007

(C) Consolidated Statements of Income — Years ended December 31, 2008, 2007, and 2006

(D) Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2008, 2007, and 2006

(E) Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007, and 2006

(F) Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

3.1	Charter of Northfield Bancorp, Inc.*
3.2	Bylaws of Northfield Bancorp, Inc.*
4	Form of Common Stock Certificate of Northfield Bancorp, Inc.*
10.1	Employee Stock Ownership Plan***
10.2	Amended Employment Agreement with Kenneth J. Doherty**
10.3	Amended Employment Agreement with Steven M. Klein**
10.4	Supplemental Executive Retirement Agreement with Albert J. Regen*
10.5	Northfield Bank 2009 Executive Incentive Compensation Plan****
10.6	Short Term Disability and Long Term Disability for Senior Management*
10.7	Northfield Bank Non-Qualified Deferred Compensation Plan***
10.8	Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan***
10.9	Amended Employment Agreement with John W. Alexander
10.10	Amended Employment Agreement with Michael J. Widmer
10.11	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan
10.12	Amendment to Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan
10.13	Amendment to Employment Agreements with Steven M. Klein and Kenneth J. Doherty
10.14	Northfield Bancorp, Inc. 2008 Equity Incentive Plan*****
10.15	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan
10.16	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan
10.17	Form of Employee Non-Statutory Stock Option Award Agreement under the Equity Incentive Plan
10.18	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive Plan
10.19	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive Plan
21	Subsidiaries of Registrant*
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

**	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated July 1, 2008, filed with the Securities and Exchange Commission on July 1, 2008 (File Number 001-33732).

***	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

****	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated December 17, 2008, filed with the Securities and Exchange Commission on December 19, 2008 (File Number 001-33732).

*****	Incorporated by reference to Northfield Bancorp Inc.’s Proxy Statement Pursuant to Section 14(a) filed with the Securities and Exchange Commission on November 12, 2008 (File Number 001-33732).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

By:	/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Alexander John W. Alexander	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ Steven M. Klein Steven M. Klein	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Stanley A. Applebaum Stanley A. Applebaum	Director	March 16, 2009

/s/ John R. Bowen John R. Bowen	Director	March 16, 2009

/s/ Annette Catino Annette Catino	Director	March 16, 2009

/s/ Gil Chapman Gil Chapman	Director	March 16, 2009

/s/ John P. Connors, Jr. John P. Connors, Jr.	Director	March 16, 2009

/s/ John J. DePierro John J. DePierro	Director	March 16, 2009

/s/ Susan Lamberti Susan Lamberti	Director	March 16, 2009

/s/ Albert J. Regen Albert J. Regen	Director	March 16, 2009

/s/ Patrick E. Scura, Jr. Patrick E. Scura, Jr.	Director	March 16, 2009