Form 10-Q
period 2009-03-31
Northfield Bancorp, Inc.
filed 2009-05-11
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 45,146,561 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 5, 2009.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS:

Cash and due from banks	$8,138	9,014
Interest-bearing deposits in other financial institutions	96,254	41,114

Total cash and cash equivalents	104,392	50,128

Certificates of deposit in other financial institutions	7,716	53,653
Trading securities	2,522	2,498
Securities available-for-sale, at estimated fair value (encumbered $182,011 in 2009 and $183,711 in 2008)	980,079	957,585
Securities held-to-maturity, at amortized cost (estimated fair value of $13,572 in 2009 and $14,588 in 2008) (encumbered $1,088 in 2009 and $1,241 in 2008)	13,359	14,479
Loans held-for-sale	1,059	—
Loans held-for-investment, net	624,250	589,984
Allowance for loan losses	(9,827)	(8,778)

Net loans held-for-investment	614,423	581,206

Accrued interest receivable	6,551	8,319
Bank owned life insurance	42,434	42,001
Federal Home Loan Bank of New York stock, at cost	7,115	9,410
Premises and equipment, net	9,388	8,899
Goodwill	16,159	16,159
Other real estate owned	1,071	1,071
Other assets	10,284	12,353

Total assets	$1,816,552	1,757,761

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,114,491	1,024,439
Borrowings	281,017	332,084
Advance payments by borrowers for taxes and insurance	2,368	3,823
Accrued expenses and other liabilities	27,611	10,837

Total liabilities	1,425,487	1,371,183

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,635,511 and 44,803,061 shares issued at March 31, 2009, and December 31, 2008, respectively, 45,257,961 and 44,803,061 outstanding at March 31, 2009, and December 31, 2008, respectively	456	448
Additional paid-in-capital	200,005	199,453
Unallocated common stock held by employee stock ownership plan	(16,245)	(16,391)
Retained earnings	205,046	203,085
Accumulated other comprehensive income (loss)	5,604	(17)
Treasury stock at cost; 377,550 and 0 shares at March 31, 2009 and December 31, 2008, respectively	(3,801)	—

Total stockholders’ equity	391,065	386,578

Total liabilities and stockholders’ equity	$1,816,552	1,757,761

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2009 and 2008
(Unaudited)
(In thousands, except share data)

	Three months ended
	March 31,
	2009	2008
Interest income:
Loans	$8,571	6,989
Mortgage-backed securities	11,114	8,425
Other securities	282	710
Federal Home Loan Bank of New York dividends	80	131
Deposits in other financial institutions	435	1,060

Total interest income	20,482	17,315

Interest expense:
Deposits	4,957	4,785
Borrowings	2,764	1,939

Total interest expense	7,721	6,724

Net interest income	12,761	10,591
Provision for loan losses	1,644	598

Net interest income after provision for loan losses	11,117	9,993

Non-interest income:
Fees and service charges for customer services	659	765
Income on bank owned life insurance	433	2,933
Loss on securities transactions, net	(154)	(327)
Other	31	28

Total non-interest income	969	3,399

Non-interest expense:
Compensation and employee benefits	3,768	3,001
Occupancy	1,120	828
Furniture and equipment	288	220
Data processing	844	636
FDIC insurance	414	48
Professional fees	526	364
Other	822	889

Total non-interest expense	7,782	5,986

Income before income tax expense	4,304	7,406

Income tax expense	1,569	1,801

Net income	$2,735	5,605

Basic and diluted earnings per share	$0.06	0.13

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three months ended March 31, 2009 and 2008
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock
				held by the		Accumulated
	Common Stock		Additional	employee stock		other		Total
		Par	paid-in	ownership	Retained	comprehensive	Treasury	stockholders’
	Shares	value	capital	plan	earnings	income (loss)	Stock	equity

Balance at December 31, 2007	44,803,061	448	199,395	(16,977)	187,992	(3,518)		367,340
Comprehensive income:
Net income					5,605			5,605
Change in accumulated comprehensive income (loss), net of tax of $3,705						4,861		4,861

Total comprehensive income								10,466

ESOP shares allocated or committed to be released			4	146				150

Balance at March 31, 2008	44,803,061	$448	199,399	(16,831)	193,597	1,343	—	377,956

Balance at December 31, 2008	44,803,061	448	199,453	(16,391)	203,085	(17)		386,578
Comprehensive income:
Net income					2,735			2,735
Change in accumulated comprehensive income (loss), net of tax of $4,181						5,621		5,621

Total comprehensive income								8,356

ESOP shares allocated or committed to be released			1	146				147
Stock compensation expense			559					559
Dividends declared ($0.04 per share)					(774)			(774)
Issuance of Restricted Stock	832,450	8	(8)					—
Treasury stock (average cost of $10.07 per share)							(3,801)	(3,801)

Balance at March 31, 2009	45,635,511	$456	200,005	(16,245)	205,046	5,604	(3,801)	391,065

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2009 and 2008
(Unaudited) (In thousands)

	Three months ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$2,735	5,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,644	598
ESOP and stock-based compensation	706	150
Depreciation	412	333
Accretion of discounts, and deferred loan fees, net of amortization of premiums	(419)	(510)
Amortization of mortgage servicing rights	27	33
Income on bank owned life insurance	(433)	(423)
Gain on bank owned life insurance death benefit	—	(2,510)
Net gain on sale of loans held-for-sale	(14)	(16)
Proceeds from sale of loans held-for-sale	1,222	2,164
Origination of loans held-for-sale	(2,267)	(1,998)
Loss on securities transactions, net	154	327
Net purchases of trading securities	185	(321)
Decrease (increase) in accrued interest receivable	1,768	(762)
Increase in other assets	(2,666)	(587)
Decrease in accrued expenses and other liabilities	(158)	(9,163)
Amortization of core deposit intangible	95	95

Net cash provided by (used in) operating activities	2,991	(6,985)

Cash flows from investing activities:
Net increase in loans receivable	$(34,927)	(22,072)
Redemptions (purchases) of Federal Home Loan Bank of New York stock, net	2,295	(6,179)
Purchases of securities available-for-sale	(70,700)	(136,785)
Principal payments and maturities on securities available-for-sale	73,431	110,163
Principal payments and maturities on securities held-to-maturity	1,122	1,338
Proceeds from sale of securities available-for-sale	1,998	2,261
Purchases of certificates of deposit in other financial institutions	—	(93,000)
Proceeds from maturities of certificates of deposit in other financial institutions	46,000	14,500
Purchases and improvements of premises and equipment	(901)	(62)

Net cash provided by (used in) investing activities	18,318	(129,836)

Cash flows from financing activities:
Net increase (decrease) in deposits	90,052	(4,425)
Dividends paid	(774)	—
Purchase of treasury stock	(3,801)	—
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,455)	1,035
Repayments under capital lease obligations	(67)	(32)
Proceeds from borrowings	20,000	196,300
Repayments related to borrowings	(71,000)	(59,000)

Net cash provided by financing activities	32,955	133,878

Net increase (decrease) in cash and cash equivalents	54,264	(2,943)
Cash and cash equivalents at beginning of period	50,128	25,088

Cash and cash equivalents at end of period	$104,392	22,145

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,251	6,280
Income taxes	183	9,563
Non-cash transaction:
Loans charged-off	595	—
See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
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
     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2009, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008, of Northfield Bancorp, Inc. as filed with the SEC.
Note 2 — Equity Incentive Plan
     At the Special Meeting of the Stockholders of the Company (the “Meeting”) held on December 17, 2008, the stockholders of the Company approved the Northfield Bancorp, Inc. 2008 Equity Incentive Plan. On January 30, 2009, certain officers and employees of the Company were granted an aggregate of 1,478,900 stock options and 582,700 shares of restricted stock, and non-employee directors received an aggregate of 623,700 stock options and 249,750 shares of restricted stock. All stock options and restricted stock vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan (death, disability, retirement, involuntary termination, or change in control) in the case of employees only. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%. The Company is expensing the grant date fair value of all share-based compensation over the requisite service periods on a straight-line basis.
     During the three months ended March 31, 2009, the Company recorded $559,000 of stock-based expense, which was comprised of stock option expense of $234,000 and restricted stock expense of $325,000. There was no stock based compensation during the three months ended March 31, 2008.
     The following table is a summary of the Company’s non-vested stock options as of March 31, 2009, and changes therein during the three months then ended:

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding- December 31, 2008	—
Granted	2,102,600	$3.22	$9.94	10
Forfeited	—

Outstanding- March 31, 2009	2,102,600	$3.22	$9.94	9.72

Exercisable- March 31, 2009	—	—	—	—

     Expected future stock option expense related to the non-vested options outstanding as of March 31, 2009, is $6.5 million over an average period of 4.78 years.
          The following is a summary of the status of the Company’s restricted shares as of March 31, 2009 and changes therein during the three months then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2008	—
Granted	832,450	$9.94
Vested
Forfeited

Non-vested at March 31, 2009	832,450	$9.94

     Expected future stock award expense related to the non-vested restricted awards as of March 31, 2009, is $8.0 million over an average period of 4.77 years.
     Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.
Note 3 — Stock Repurchase Program
     On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. A total of 377,550 shares were purchased under this repurchase plan at a weighted average cost of $10.07 as of March 31, 2009.
Note 4 — Earnings Per Share
     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. For purposes of calculating basic earnings per share, weighted average common shares outstanding excludes unallocated employee stock ownership plan (ESOP)

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
shares that have not been committed for release and unvested restricted stock.
     Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.
     The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the three months ended
	March 31,
	2009	2008

Net income available to common stockholders	$2,735	$5,605

Weighted average shares outstanding-basic	43,089,331	43,111,876
Effect of non-vested restricted stock and stock options outstanding	15,078	—
Weighted average shares outstanding-diluted	43,104,409	43,111,876

Earnings per share-basic	$0.06	$0.13
Earnings per share-diluted	$0.06	$0.13
Note 5 — Net Loans Held-for-Investment

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
Net loans held-for-investment are as follows:

	March 31,	December 31,
	2009	2008

Real estate loans:
Commercial mortgage	$297,895	289,123
One- to four-family residential mortgage	99,513	103,128
Home equity and lines of credit	23,774	24,182
Construction and land	48,722	52,158
Multifamily	131,620	108,534

Total real estate loans	601,524	577,125

Commercial and industrial loans	20,368	11,025
Other loans	2,004	1,339

Total commercial and industrial and other loans	22,372	12,364

Total loans held-for-investment	623,896	589,489
Deferred loan cost, net	354	495

Loans held-for-investment, net	624,250	589,984
Allowance for loan losses	(9,827)	(8,778)

Net loans held-for-investment	$614,423	581,206

Activity in the allowance for loan losses is as follows:

	At or for the
	three months ended
	March 31,
	2009	2008

Beginning balance	$8,778	5,636
Provision for loan losses	1,644	598
Charge-offs- construction and land loans	(595)	—

Ending balance	$9,827	6,234

The following tables summarize impaired loans (in thousands):

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)

	March 31, 2009
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$9,582	(541)	9,041
Non-accruing trouble debt restructured loans	9,650	—	9,650
Accruing trouble debt restructured loans	2,414	(53)	2,361

Total impaired loans	$21,646	(594)	21,052

	December 31, 2008
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$5,679	(185)	5,494
Non-accruing trouble debt restructured loans	950	(125)	825

Total impaired loans	$6,629	(310)	6,319

     The average balance of impaired loans was $14.1 million for the three months ending March 31, 2009. The Company recorded $10,000 and $0 of interest income on impaired loans for the three months ending March 31, 2009, and 2008, respectively.
     Included in loans held-for-investment, net, are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including non-accruing impaired loans from tables above) was $22.8 million and $9.5 million at March 31, 2009, and December 31, 2008, respectively. Loans past due 90 days or more past maturity and still accruing interest were $1.3 million and $137,000 at March 31, 2009, and December 31, 2008, respectively. All such loans are past maturity but are paying in accordance with their pre-maturity terms, and are considered well secured and in the process of collection. The Company has commitments of approximately $2.7 million to lend additional funds to borrowers whose loans are on nonaccrual status or who are past due 90 days or more and still accruing interest. These commitments will be used to fund completion of construction developments. The funding will coincide with sign commitments for the purchase of completed homes.
Note 6 — Deposits
Deposits are as follows:

	March 31,	December 31,
	2009	2008

Non-interest-bearing demand	$102,974	93,170
Interest-bearing negotiable orders of withdrawal (NOW)	66,237	64,382
Savings-passbook, statement, tiered, and money market	468,779	449,302
Certificates of deposit	476,501	417,585

	$1,114,491	1,024,439

Interest expense on deposit accounts is summarized as follows for the periods indicated:

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Negotiable order of withdrawal	$299	302
Savings-passbook, statement, tiered, and money market	1,337	602
Certificates of deposit	3,321	3,881

	$4,957	4,785

Note 7 — Other Postretirement Benefits
The following table sets forth the components of net periodic postretirement benefit costs:

	Three months ended
	March 31,
	2009	2008

Service cost	$1	1
Interest cost	24	24
Amortization of transition obligation	4	4
Amortization of prior service costs	4	4
Amortization of unrecognized loss (gain)	4	5

	$37	38

Note 8 — Fair Value Measurements
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2009, by level within the fair value hierarchy as required by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
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
     The following tables summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, and December 31, 2008, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$936,610	$—	$936,610	$—
Corporate bonds	17,486	—	17,486	—
Equities	25,983	25,983	—	—

Total available-for-sale	980,079	25,983	954,096	—

Trading securities	2,522	2,522	—	—

Total	$982,601	$28,505	$954,096	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$931,209	$—	$931,209	$—
Corporate bonds	17,351	—	17,351	—
Equities	9,025	9,025	—	—

Total available-for-sale	957,585	9,025	948,560	—

Trading securities	2,498	2,498	—	—

Total	$960,083	$11,523	$948,560	$—

     Available -for- Sale Securities: The estimated fair values for mortgage-backed and corporate securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1 are derived from quoted market prices in active markets, these assets consist of money market mutual funds.
     At March 31, 2009, securities available-for-sale included residential mortgage-backed securities not guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, referred to as “private label securities.” These private label securities had an amortized cost of $205.1 million, and an estimated fair value of $196.2 million, at March 31, 2009. At March 31, 2009, the private label securities portfolio was in a net unrealized loss position of $8.9 million, consisting of gross unrealized losses of $11.2 million, and gross unrealized gains of $2.3 million.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
     All but two of the private label securities were rated AAA at March 31, 2009. Of the two securities, one security with an estimated fair value of $5.6 million was rated Baa2 and the second with an estimated fair value of $5.4 million was downgraded from Baa3 at December 31, 2008, to CCC at April 6, 2009. The Company continues to receive principal and interest payments in accordance with the contractual terms on both of these securities. Management has evaluated, among other things, the delinquency status, estimated default rates, and the estimated loss severity in liquidating the underlying collateral for each of these two securities and believes that such losses are temporary at March 31, 2009. The Company has no investment in Fannie Mae or Freddie Mac common or preferred stock, or in any trust preferred securities.
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
     Impaired Assets: At March 31, 2009, the Company had impaired loans with outstanding principal balances of $21.7 million that were recorded at the estimated fair value of collateral, less cost to sell if collateral dependent or the present value of expected cash flows discounted at the loans’ original effective rate. The Company recorded net impairment charges of $879,000 and $241,000 for the three months ended March 31, 2009, and 2008, respectively, utilizing Level 3 inputs. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the present value of expected cash flows for non collateral dependent loans and troubled debt restructurings.
Note 9 — Income Taxes
     The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company and the Bank also file income tax returns in the State of New Jersey. With limited exceptions, the Company is no longer subject to federal, state, and local income tax examinations by tax authorities for years prior to 2004. The following is a reconciliation of the beginning and ending gross unrecognized tax benefits for the three months ended March 31, 2008. The Company settled all its unrecognized tax benefits in the second quarter of 2008. The amounts have not been reduced by the federal deferred tax effects of unrecognized state benefits.

Unrecognized tax benefits at January 1, 2008	$2,700
Payments for tax positions of prior years	(1,246)

Unrecognized tax benefits at March 31, 2008	$1,454

     The Company records interest accrued related to uncertain tax benefits as tax expense. During the three months ended March 31, 2009 and 2008, the Company expensed $0 and $62,000, respectively, in interest on uncertain tax positions. The Company records penalties accrued as other expenses. The Company has not accrued for penalties.
Note 10 — Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations”. SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for the acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of the acquisition date. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This changes the requirements of SFAS No. 141 which permitted deferred recognition of preacquisition contingencies, until the recognition criteria for SFAS No. 5, “Accounting for Contingencies” were met. SFAS No. 141R will also require acquirers to expense acquisition-related costs as incurred rather than require allocation of such costs to the assets acquired and liabilities assumed. SFAS No. 141R is effective for business combination reporting for fiscal years beginning after December 15, 2008. In April, 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1). FSP 141(R)-1 amends the guidance in SFAS No. 141R and is effective for the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS No. 141R and FSP 141(R)-1 will apply to any business combination closing on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Prior to SFAS No. 160, net income attributable to the noncontrolling interest generally was reported as an expense or other deduction in arriving at consolidated net income. Additional disclosures are required as a result of SFAS No. 160 to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 as of January 1, 2009, did not have a significant effect on the Company’s condensed consolidated financial statements.
     In April 2009, the FASB issued the following three FSP’s intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s condensed consolidated financial statements.
     FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s condensed consolidated financial statements.
     FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s condensed consolidated financial statements.

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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment or other changes that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and other promulgating authorities;

•	inability of third-party providers to perform their obligations to us;

•	the effect of current governmental effort to restructure the U.S. financial and regulatory system;

•	the effect of developments in the secondary market affecting our loan pricing;

•	the level of future deposit insurance premiums

•	changes in our organization, compensation and benefit plans; and

•	the effect of the current financial crisis on our loan portfolio, investment portfolio, and deposit and other customers.
     Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Critical Accounting Policies
     Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.
Overview
     This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.
     Net income was $2.7 million for the quarter ended March 31, 2009, compared to $5.6 million for the quarter ended March 31, 2008. The net income for the quarter ended March 31, 2008, included a $2.5 million, nontaxable, death benefit realized on bank owned life insurance. Basic and diluted earnings per share for the quarters ended March 31, 2009 and 2008, was $0.06 and $0.13, respectively.
     Return on average assets and return on average equity were 0.63% and 2.87%, for the quarter ended March 31, 2009, respectively, as compared to 1.54% and 6.03% for the quarter ended March 31, 2008, respectively.
     The quarter ended March 31, 2009, was highlighted by the following items:
•	Total assets increased $58.8 million to $1.82 billion at March 31, 2009, from $1.76 billion at December 31, 2008.
o	Securities increased $21.4 million.

o	Net loans held-for-investment increased $33.2 million.
•	Total liabilities increased $54.3 million to $1.43 billion at March 31, 2009, from $1.37 billion at December 31, 2008
o	Deposits increased $90.1 million.

o	Borrowed funds decreased $51.1 million.
•	Net interest income increased $2.2 million to $12.8 million for the quarter ended March 31, 2009, as compared to $10.6 million for the quarter ended March 31, 2008.
o	The net interest margin decreased three basis points to 3.07% for the quarter ended March 31, 2009, as compared to 3.10% for the quarter ended March 31, 2008.
•	The provision for loan losses was $1.6 million for the quarter ended March 31, 2009, compared to $598,000 for the quarter ended March 31, 2008.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008
     Cash and cash equivalents increased $54.3 million, or 108.3%, to $104.4 million at March 31, 2009, from $50.1 million at December 31, 2008. The Company has been maintaining increased balances in other financial institutions while it evaluates opportunities to deploy funds into higher yielding alternate investments such as loans and mortgage-backed securities with acceptable risk characteristics.
     Certificates of deposit in other financial institutions decreased $45.9 million, or 85.6%, to $7.7 million at March 31, 2009, from $53.7 million at December 31, 2008. The decrease was attributable to maturities. When opportunities exist, the Company has deployed a strategy to fund investments in certificates of deposit in other financial institutions (fully insured by the FDIC) with similar term borrowings (securities sold under agreements to repurchase). Such opportunities did not exist in the first quarter of 2009.
     Bank owned life insurance increased $433,000, or 1.0%, to $42.4 million at March 31, 2009, from $42.0 million December 31, 2008. The increase was attributable to earnings on the policies for the quarter ended March 31, 2009.
     Securities available-for-sale increased $22.5 million, or 2.3%, to $980.1 million at March 31, 2009, from $957.6 million at December 31, 2008. The increase was attributable to purchases of $87.6 million, an increase of $9.8 million in the estimated fair value, and net accretion of discounts of $483,000, partially offset by sales of $2.0 million, and maturities and paydowns of $73.4 million. The securities available-for-sale portfolio at March 31, 2009, included $740.4 million in mortgage-backed debt securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.
     Loans held- for -investment, net totaled $624.3 million at March 31, 2009, as compared to $590.0 million at December 31, 2008. The increase was primarily in multi-family real estate loans which increased $23.1 million, or 21.3%, to $131.6 million, from $108.5 million at December 31, 2008. Loans held for investment, net also increased due to an increase in commercial and industrial loans of $9.3 million, or 84.7%, to $20.4 million, from $11.0 million at December 31, 2008. Commercial real estate loans also increased $8.8 million, or 3.0%, to $297.9 million, from $289.1 million at December 31, 2008. The Company does not originate or purchase non-traditional loans such as interest-only, negative amortization or payment option ARMs. Additionally, the Company does not originate or purchase sub-prime or Alt-A loans. We continue to focus on originating commercial real estate, and multifamily loans that meet our underwriting standards.
     Deposits increased $90.1 million, or 8.8%, to $1.11 billion at March 31, 2009, from $1.02 billion at December 31, 2008. The increase in deposits for the quarter ended March 31, 2009, was primarily due to an increase of $58.9 million in certificates of deposit, including $40.0 million in deposits that were originated through the Certificate of Deposit Account Registry Service (CDARS). These CDARS deposits matured on April 8, 2009 and had at a cost of 27 basis points (0.27%). The Company will, from time to time, borrow through the CDARS program to take advantage of short-term leverage opportunities. Deposits also increased for the quarter as a result of a $25.4 million increase in money market account balances, and an $11.7 million increase in non-interest bearing demand and NOW. These increases for the quarter were partially offset by a $5.9 million decrease in passbook and statement savings accounts.
     Borrowings decreased $51.1 million, or 15.4%, to $281.0 million at March 31, 2009, from $332.1 million at December 31, 2008. The decrease was attributable to borrowing repayments of approximately $71.1 million partially offset by advances of $20.0 million. The Company repaid borrowings with cash in flows from the maturity of certificates of deposit in other financial institutions.
     Total stockholders’ equity increased to $391.1 million at March 31, 2009, from $386.6 million at December 31, 2008. The increase was primarily attributable to net income of $2.7 million for the quarter ended March 31, 2009, and an increase in other comprehensive income of $5.6 million, related primarily to a decrease in market interest rates that resulted in an increase in the estimated fair values of our securities portfolio. These increases were partially offset by $3.8 million in stock repurchases and dividends declared of approximately $800,000 for the quarter ended March 31, 2009.
Comparison of Operating Results for the Three Months Ended March 31, 2009, and 2008

     Net income. Net income for the quarter ended March 31, 2009, decreased $2.9 million, or 51.2%, as compared to the same prior year quarter. The decrease in net income was due primarily to a $2.5 million, nontaxable, death benefit realized on bank owned life insurance in the quarter ended March 31, 2008. Net income for the current quarter also was negatively affected by an increase in our provision for loan losses of $1.0 million, and an increase in non-interest expenses of $1.8 million. These decreases were partially offset by an increase in net interest income of $2.2 million, primarily due to an increase in interest-earning assets in the first quarter of 2009, as compared to the comparable quarter of 2008.
     Interest income. Interest income increased $3.2 million, or 18.3%, to $20.5 million for the three months ended March 31, 2009, from $17.3 million for the three months ended March 31, 2008. The increase in interest income was primarily the result of an increase in average interest-earning assets of $307.4 million, or 22.3% partially offset by a decrease in net interest margin of three basis points or 1% from 3.10% for the quarter ended March 31, 2008, to 3.07% for the quarter ended March 31, 2009. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $168.1 million, or 38.8%, and an increase in average mortgage-backed securities of $183.9 million, or 24.2%. These increases were partially offset by decreases in other investment securities of $26.1 million, Federal Home Loan Bank of New York, stock of $2.6 million, and $15.9 million in interest-bearing deposits in other financial institutions. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.06% for the three months ended March 31, 2008, to 4.93% for the three months ended March 31, 2009. The rate earned on the Company’s loan portfolio, interest-bearing deposits in other financial institutions, and corporate bonds and money market mutual funds, decreased due to the general decline in market interest rates for these asset types. These decreases were partially offset by a 31 basis point increase in the rate earned on mortgage-backed securities, from 4.46% for the quarter ended March 31, 2008, to 4.77% for the quarter ended March 31, 2009 due to the purchase of higher yielding private label securities.
     Interest Expense. Interest expense increased $997,000 or 14.8%, to $7.7 million for the three months ended March 31, 2009, from $6.7 million for the three months ended March 31, 2008. The increase was attributable to an increase in interest expense on deposits of $172,000, or 3.6%, and an increase in interest expense on borrowings of $825,000, or 42.6%. The increase in interest expense on deposits was attributable to average interest-bearing deposits increasing $206.8 million, or 27.0%, to $972.6 million for the three months ended March 31, 2009, as compared to $765.8 million for the three months ended March 31, 2008. The increase in average interest-bearing deposits was partially offset by a decrease in cost of 44 basis points, or 17.5%, to 2.07%, reflecting lower market interest rates. The increase in interest expense on borrowings was attributable to average balance of borrowings increasing $95.2 million, or 45.5%, to $304.5 million for the three months ended March 31, 2009, from $209.3 million for the three months ended March 31, 2008, partially offset by a five basis point, or 1.3%, decrease in the average rate we paid on borrowings to 3.68% for the three months ended March 31, 3009, from 3.73% for the three months ended March 31, 2008, reflecting lower market interest rates.
     Net Interest Income. Net interest income was $12.8 million for the quarter ended March 31, 2009, an increase of $2.2 million, or 20.5%, from $10.6 million for the quarter ended March 31, 2008. The increase in net interest income was primarily due to an increase in total average interest-earning assets of $307.4 million, or 22.3%. Net interest margin for the quarter ended March 31, 2009 was 3.07%, an increase of four basis points over the linked-quarter net interest margin of 3.03%, and a decrease of three basis points from the quarter ended March 31, 2008. The net interest margin was negatively affected by a 13 basis point decrease in the rate earned on interest-earning assets, from 5.06% for the quarter ended March 31, 2008, to 4.93% for the quarter ended March 31, 2009. The net interest margin was positively affected by a 32 basis point decrease in the rate paid on interest-bearing liabilities, from 2.77% for the quarter ended March 31, 2008, to 2.45% for the quarter ended March 31, 2009, due primarily to a decrease in rates paid on interest-bearing deposits, resulting from a general decline in market interest rates.
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

     The provision for loan losses for the quarter ended March 31, 2009, was $1.6 million, as compared to $598,000 for the quarter ended March 31, 2008. The increase related to an increase in reserves on impaired loans, loan growth, and increases in general loss factors in response to continued deterioration in general real estate collateral values and weakness in the overall economy. We recorded net charge-offs of $595,000 and $0 for the three months ended March 31, 2009, and 2008, respectively. The allowance for loan losses was $9.8 million, or 1.57% of loans held for investment, net at March 31, 2009, compared to $8.8 million, or 1.49% of loans held for investment, net at December 31, 2008.
     Nonperforming assets totaled $25.2 million, or 1.39%, of total assets at March 31, 2009, compared to $10.7 million, or 0.61%, of total assets at December 31, 2008. Nonperforming assets are summarized below at March 31, 2009, and December 31, 2008. Also shown for the same dates are troubled debt restructurings on which interest is accruing.

(in thousands)	March 31, 2009	December 31, 2008
Non-accruing loans	$22,816	9,502
(includes $9,650 and $950 in troubled debt restructured loans at March 31, 2009 and December 31, 2008, respectively)
Loans 90 days or more past maturity and still accruing	1,281	137

Total Nonperforming loans	24,097	9,639
Other Real Estate Owned	1,071	1,071

Total Nonperforming assets	$25,168	10,710

Accruing loans subject to troubled debt restructuring agreements	$2,414	—
     Non-accruing loans increased $13.3 million during the quarter ended March 31, 2009, which was due primarily to an increase of $6.3 million in construction and land loans, $5.4 million in commercial real estate loans, $1.4 million in secured commercial and industrial loans, $547,000 in multifamily loans, and $392,000 in one- to four- family residential real estate loans. These increases were partially offset by a $595,000 charge-off on one construction loan for the quarter ended March 31, 2009. The above noted non-accruing loans included $9.7 million in loans that were subject to troubled debt restructuring agreements. The increase in troubled debt restructurings for the first quarter of 2009 related primarily to loans that were accruing at December 31, 2008, but were demonstrating weaknesses that management believed warranted formal restructurings, with the objective of maximizing the ultimate collectability of the loans. Based upon the borrowers’ payment performance prior to the restructuring and various other uncertainties, including changes in the current economic environment, management deemed it appropriate to place these loans in a non-accrual status until the borrowers demonstrate sustained performance under the restructured terms. In addition, loans 90 days or more past maturity and still accruing interest increased to $1.3 million, these loans are current as to the original contractual principal and interest payment terms, are considered well secured, and are currently in the process of renewal.
     Non-interest Income. Non-interest income decreased $2.4 million, or 71.5%, to $969,000 for the three months ended March 31, 2009, from $3.4 million for the three months ended March 31, 2008. The decrease in net income was due primarily to a $2.5 million, nontaxable, death benefit realized on bank owned life insurance in the quarter ended March 31, 2008.
     Non-interest Expense. Total non-interest expense increased $1.8 million, or 30.0%, to $7.8 million at March 31, 2009, as compared to $6.0 million for the quarter ended March 31, 2008. The increase was caused, in part, by higher employee compensation and benefits of $767,000, due primarily to costs associated with equity awards granted on January, 30, 2009, higher health care costs, and merit and market salary adjustments effective January 1, 2009. Non-interest expense also was higher due to increased FDIC insurance costs of $366,000, due to higher insurance rates and increased deposit balances subject to these rates. Occupancy, and furniture and equipment costs also increased $360,000, and were associated with the Company’s new operations center, leases on two new branch locations, and depreciation related to premises renovations, as well as increased maintenance and repairs. Data and item processing costs also were higher by $208,000, related to increased loan and deposit transaction volumes, as well as approximately $200,000 of costs associated with the Company’s conversion to a new data processing system.
     Income Tax Expense. The Company recorded income tax expense of $1.6 million and $1.8 million for the quarters ended March 31, 2009, and 2008, respectively. The effective tax rate for the quarter ended March 31, 2009 was 36.5%, as compared to 24.3% for the quarter ended March 31, 2008. The increase in the effective tax rate was the result of a higher level of taxable income in 2009, as compared to 2008. The quarter ended March 31, 2008, included $2.9 million of income from bank owned life insurance as compared to $433,000 for the quarter ended March 31, 2009. Income on bank owned life insurance in 2008 included a $2.5 million, nontaxable, death benefit.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans	$601,245	$8,571	5.78%	$433,166	$6,989	6.49%
Mortgage-backed securities	943,951	11,114	4.77	760,018	8,425	4.46
Other securities	31,943	282	3.58	58,042	710	4.92
Federal Home Loan Bank of New York stock	7,917	80	4.10	10,524	131	5.01
Interest-earning deposits in financial institutions	98,229	435	1.80	114,137	1,060	3.74

Total interest-earning assets	1,683,285	20,482	4.93	1,375,887	17,315	5.06
Non-interest-earning assets	86,820			83,968

Total assets	$1,770,105			$1,459,855

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$523,886	1,636	1.27	$373,569	904	0.97
Certificates of deposit	448,761	3,321	3.00	392,260	3,881	3.98

Total interest-bearing deposits	972,647	4,957	2.07	765,829	4,785	2.51
Borrowed funds	304,513	2,764	3.68	209,322	1,939	3.73

Total interest-bearing liabilities	1,277,160	7,721	2.45	975,151	6,724	2.77
Non-interest bearing deposit accounts	94,185			94,364
Accrued expenses and other liabilities	11,816			16,563

Total liabilities	1,383,161			1,086,078
Stockholders’ equity	386,944			373,777

Total liabilities and stockholders’ equity	$1,770,105			$1,459,855

Net interest income		$12,761			$10,591

Net interest rate spread (2)			2.48%			2.29%
Net interest-earning assets (3)	$406,125			$400,736

Net interest margin (4)			3.07%			3.10%
Average interest-earning assets to interest-bearing liabilities			131.80%			141.09%

(1)	Average yields and rates for the three months ended March 31, 2009 and 2008, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Borrowed funds excluding capitalized lease obligations were $278.8 million at March 31, 2009, at a weighted average interest rate of 3.63%. A total of $62.5 million of these borrowings will mature in less than one year. Borrowed funds excluding capitalized leases were $329.8 million at December 31, 2008. The Company has two lines of credit with the FHLB. Each line has a limit of $100.0 million. At March 31, 2009, the Company has $200.0 million available for use. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At March 31, 2009 and December 31, 2008, Northfield Bank exceeded all regulatory capital requirements that it is subject to.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
	Actual	Adequacy	Action
	Ratio	Purposes	Provisions
As of March 31, 2009:
Tangible capital to tangible assets	15.85%	1.50%	NA %
Tier 1 capital — leverage (to adjusted assets)	15.85	4.00	5.00
Total capital (to risk- weighted assets)	33.82	8.00	10.00

As of December 31, 2008:
Tangible capital to tangible assets	15.98%	1.50%	NA %
Tier 1 capital — leverage (to adjusted assets)	15.98	4.00	5.00
Total capital (to risk- weighted assets)	34.81	8.00	10.00

Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
     The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2009:

			One to less	Three to
		Less than	than Three	less than	Five Years
Contractual Obligation	Total	One Year	Years	Five Years	and greater
			(in thousands)
Debt obligations (excluding capitalized leases)	$278,800	62,500	75,000	141,300	—
Commitments to originate loans	$33,711	33,711	—	—	—
Commitments to fund unused lines of credit	$41,086	41,086	—	—	—
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
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Operating Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
     Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as loans with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
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

     The tables below set forth, as of March 31, 2009, our calculation of the estimated changes in our NPV and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV
					Estimated
Change in	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Interest Rates	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
(basis points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change

+300	$1,713,727	$1,326,114	$387,613	$(68,410)	22.62%	(3.18)%
+200	1,757,553	1,347,518	410,035	(45,988)	23.33%	(1.62)%
+100	1,804,014	1,369,657	434,357	(21,666)	24.08%	(0.08)%
0	1,848,591	1,392,568	456,023	—	24.67%	—
-100	1,874,020	1,414,305	459,715	3,692	24.53%	(2.85)%
     The table above indicates that at March 31, 2009, in the event of a 300 basis point increase in interest rates, we would experience a 205 basis point decrease in NPV ratio (24.67% less 22.62%), and a 3.18% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 14 basis point decrease in NPV ratio and a 2.85% decrease in net interest income. Our internal policies provide that, in the event of a 300 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 8.5% of estimated present value of assets. As of March 31, 2009, we were within the Board approved policy.
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

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
     There have been no material changes in the “Risk Factors” disclosed in the Company’s 2008 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
     The following table shows the Company’s repurchase of its common stock for each calendar month in the quarter ended March 31, 2009.

	Total Number of		Total Number of Shares	Maximum Number of Shares
	Shares	Average Price Paid	Purchased as Part of Publicly	That May Yet to Be Purchased
Period	Repurchased	Per Share	Announced Plan	Under the Plan or Program (1)
January	NA	NA	NA	NA
Febuary	81,150	$9.97	81,150	2,159,003
March	296,400	10.09	296,400	1,862,603

	377,550	$10.07	377,550

(1)	On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. This program has no expiration date and has 1,862,603 yet to be purchased at March 31, 2009.
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

Date: May 11, 2009
/s/ John W. Alexander John W. Alexander
Chairman, President and Chief Executive Officer

/s/ Steven M. Klein Steven M. Klein
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Employee Stock Ownership Plan

31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Steven M. Klein, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, and Steven M. Klein, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.