Form 10-Q
period 2009-06-30
Northfield Bancorp, Inc.
filed 2009-08-10
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 44,738,561 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 5, 2009.

NORTHFIELD BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2009, and December 31, 2008
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:

Cash and due from banks	$9,262	9,014
Interest-bearing deposits in other financial institutions	67,856	41,114

Total cash and cash equivalents	77,118	50,128

Certificates of deposit in other financial institutions	—	53,653
Trading securities	2,940	2,498
Securities available-for-sale, at estimated fair value (encumbered $178,665 in 2009 and $183,711 in 2008)	1,044,024	957,585
Securities held-to-maturity, at amortized cost (estimated fair value of $12,304 in 2009 and $14,588 in 2008) (encumbered $924 in 2009 and $1,241 in 2008)	12,101	14,479
Loans held-for-sale	203	—
Loans held-for-investment, net	657,578	589,984
Allowance for loan losses	(12,073)	(8,778)

Net loans held-for-investment	645,505	581,206

Accrued interest receivable	7,545	8,319
Bank owned life insurance	42,872	42,001
Federal Home Loan Bank of New York stock, at cost	9,841	9,410
Premises and equipment, net	10,565	8,899
Goodwill	16,159	16,159
Other real estate owned	993	1,071
Other assets	8,830	12,353

Total assets	$1,878,696	1,757,761

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,110,154	1,024,439
Borrowings	345,506	332,084
Advance payments by borrowers for taxes and insurance	2,207	3,823
Accrued expenses and other liabilities	30,616	10,837

Total liabilities	1,488,483	1,371,183

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,639,711 and 44,803,061 shares issued at June 30, 2009, and December 31, 2008, respectively, 44,867,361 and 44,803,061 outstanding at June 30, 2009, and December 31, 2008, respectively	456	448
Additional paid-in-capital	200,815	199,453
Unallocated common stock held by employee stock ownership plan	(16,099)	(16,391)
Retained earnings	206,414	203,085
Accumulated other comprehensive income (loss)	6,734	(17)
Treasury stock at cost; 772,350 and 0 shares at June 30, 2009 and December 31, 2008, respectively	(8,107)	—

Total stockholders’ equity	390,213	386,578

Total liabilities and stockholders’ equity	$1,878,696	1,757,761

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and six months ended June 30, 2009, and 2008
(Unaudited)
(In thousands, except share data)

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Interest income:
Loans	$9,253	7,397	17,824	14,386
Mortgage-backed securities	10,924	9,346	22,038	17,771
Other securities	522	226	804	936
Federal Home Loan Bank of New York dividends	107	204	187	335
Deposits in other financial institutions	207	924	642	1,984

Total interest income	21,013	18,097	41,495	35,412

Interest expense:
Deposits	4,586	4,431	9,543	9,216
Borrowings	2,590	2,119	5,354	4,058

Total interest expense	7,176	6,550	14,897	13,274

Net interest income	13,837	11,547	26,598	22,138

Provision for loan losses	3,099	1,240	4,743	1,838

Net interest income after provision for loan losses	10,738	10,307	21,855	20,300

Non-interest income:
Fees and service charges for customer services	716	756	1,375	1,521
Income on bank owned life insurance	438	424	871	3,357
Gain (loss) on securities transactions, net	294	(16)	140	(343)
Other	76	43	107	71

Total non-interest income	1,524	1,207	2,493	4,606

Non-interest expense:
Compensation and employee benefits	4,321	3,066	8,089	6,067
Occupancy	1,073	831	2,193	1,659
Furniture and equipment	269	221	557	441
Data processing	589	635	1,433	1,271
FDIC insurance	1,063	30	1,477	67
Professional fees	476	304	1,002	669
Other	1,270	852	2,092	1,751

Total non-interest expense	9,061	5,939	16,843	11,925

Income before income tax expense	3,201	5,575	7,505	12,981

Income tax expense	1,079	2,010	2,648	3,811

Net income	$2,122	3,565	4,857	9,170

Basic and diluted earnings per share	$0.05	0.08	0.11	0.21

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six months ended June 30, 2009, and 2008
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock		Accumulated
	Common Stock		Additional	held by the		other		Total
		Par	paid-in	employee stock	Retained	comprehensive	Treasury	stockholders’
	Shares	value	capital	ownership plan	earnings	income (loss)	Stock	equity

Balance at December 31, 2007	44,803,061	$448	199,395	(16,977)	187,992	(3,518)		367,340
Comprehensive income:
Net income					9,170			9,170
Change in accumulated comprehensive income (loss), net of tax of $2,347						(3,229)		(3,229)

Total comprehensive income								5,941

ESOP shares allocated or committed to be released			13	292				305

Balance at June 30, 2008	44,803,061	448	199,408	(16,685)	197,162	(6,747)	—	373,586

Balance at December 31, 2008	44,803,061	448	199,453	(16,391)	203,085	(17)		386,578
Comprehensive income:
Net income					4,857			4,857
Change in accumulated comprehensive income (loss), net of tax of $5,072						6,751		6,751

Total comprehensive income								11,608

ESOP shares allocated or committed to be released			18	292				310
Stock compensation expense			1,352					1,352
Dividends declared ($0.08 per share)					(1,528)			(1,528)
Issuance of Restricted Stock	836,650	8	(8)
Treasury stock (average cost of $10.50 per share)							(8,107)	(8,107)

Balance at June 30, 2009	45,639,711	$456	200,815	(16,099)	206,414	6,734	(8,107)	390,213

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2009, and 2008
(Unaudited) (In thousands)

	Six months ended June 30
	2009	2008

Cash flows from operating activities:
Net income	$4,857	9,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	4,743	1,838
ESOP and stock-based compensation	1,662	305
Depreciation	803	667
Accretion of discounts, and deferred loan fees, net of amortization of premiums	(1,961)	(682)
Amortization of mortgage servicing rights	56	66
Income on bank owned life insurance	(871)	(847)
Gain on bank owned life insurance death benefit	—	(2,510)
Net gain on sale of loans held-for-sale	(44)	(19)
Proceeds from sale of loans held-for-sale	3,641	3,012
Origination of loans held-for-sale	(3,800)	(2,723)
(Gain) loss on securities transactions, net	(140)	343
Net purchases of trading securities	(302)	(424)
Decrease in accrued interest receivable	(774)	(1,655)
Increase in other assets	(1,303)	(464)
Decrease in accrued expenses and other liabilities	(428)	(8,259)
Amortization of core deposit intangible	190	190

Net cash provided by (used in) operating activities	6,329	(1,992)

Cash flows from investing activities:
Net increase in loans receivable	(68,839)	(93,307)
Purchase of Federal Home Loan Bank of New York stock, net	(431)	(7,928)
Purchases of securities available-for-sale	(232,301)	(219,458)
Principal payments and maturities on securities available-for-sale	178,782	170,955
Principal payments and maturities on securities held-to-maturity	2,382	2,717
Proceeds from sale of securities available-for-sale	1,998	2,261
Purchases of certificates of deposit in other financial institutions	(63)	(118,527)
Proceeds from maturities of certificates of deposit in other financial institutions	53,716	48,500
Cash received from bank owned life insurance settlement	—	3,790
Purchases and improvements of premises and equipment	(2,469)	(1,236)

Net cash used in investing activities	(67,225)	(212,233)

Cash flows from financing activities:
Net increase in deposits	85,715	31,807
Dividends paid	(1,528)	—
Purchase of treasury stock	(8,107)	—
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,616)	527
Repayments under capital lease obligations	(78)	(65)
Proceeds from borrowings	92,000	320,799
Repayments related to borrowings	(78,500)	(147,000)

Net cash provided by financing activities	87,886	206,068

Net increase (decrease) in cash and cash equivalents	26,990	(8,157)
Cash and cash equivalents at beginning of period	50,128	25,088

Cash and cash equivalents at end of period	$77,118	16,931

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,360	12,807
Income taxes	4,887	16,255
Non-cash transaction:
Loans charged-off	1,448	11
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
          In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Note 2 — Equity Incentive Plan
          At the Special Meeting of the Stockholders of the Company (the “Meeting”) held on December 17, 2008, the stockholders of the Company approved the Northfield Bancorp, Inc. 2008 Equity Incentive Plan. On January 30, 2009, certain officers and employees of the Company were granted an aggregate of 1,478,900 stock options and 582,700 shares of restricted stock, and non-employee directors received an aggregate of 623,700 stock options and 249,750 shares of restricted stock. On May 29, 2009, an employee was granted 3,800 stock options and 4,200 restricted stock awards. All stock options and restricted stock vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%. The fair value of stock options granted on May 29, 2009, were estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.
          During the three and six months ended June 30, 2009, the Company recorded $792,000 and $1.4 million of stock-based compensation, respectively. There was no stock based compensation during the three and six months ended June 30, 2008.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
          The following table is a summary of the Company’s non-vested stock options as of June 30, 2009, and changes therein during the six months then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding- December 31, 2008	—	—	—	—
Granted	2,106,400	$3.22	$9.94	10
Forfeited	—	—	—	—

Outstanding- June 30, 2009	2,106,400	$3.22	$9.94	9.58

Exercisable- June 30, 2009	—	—	—	—

          Expected future stock option expense related to the non-vested options outstanding as of June 30, 2009, is $6.2 million over an average period of 4.53 years.
          The following is a summary of the status of the Company’s restricted shares as of June 30, 2009, and changes therein during the six months then ended.

Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2008	—	—
Granted	836,650	$9.94
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2009	836,650	$9.94

          Expected future stock award expense related to the non-vested restricted awards as of June 30, 2009, is $7.6 million over an average period of 4.52 years.
          Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.
Note 3 — Stock Repurchase Program
          On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are expected to be held as treasury stock and available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. A total of 772,350 shares were purchased under this repurchase plan at a weighted average cost of $10.50 as of June 30, 2009.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
Note 4 — Earnings Per Share
          Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. For purposes of calculating basic earnings per share, weighted average common shares outstanding excludes unallocated employee stock ownership plan (ESOP) shares that have not been committed for release and unvested restricted stock.
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
          The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the three months ended		For the six months ended
	June 30		June 30
	2009	2008	2009	2008
Net income available to common stockholders	$2,122	3,565	4,857	9,170

Weighted average shares outstanding-basic	42,625,593	43,126,414	42,856,503	43,119,145
Effect of non-vested restricted stock and stock options outstanding	94,072	—	54,575	—
Weighted average shares outstanding-diluted	42,719,665	43,126,414	42,911,078	43,119,145

Earnings per share-basic	$0.05	0.08	0.11	0.21
Earnings per share-diluted	$0.05	0.08	0.11	0.21

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
Note 5 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows:

	June 30,	December 31,
	2009	2008
Real estate loans:
Commercial mortgage	$317,351	289,123
One- to four-family residential mortgage	97,342	103,128
Home equity and lines of credit	23,204	24,182
Construction and land	43,911	52,158
Multifamily	149,714	108,534

Total real estate loans	631,522	577,125

Commercial and industrial loans	23,663	11,025
Other loans	1,976	1,339

Total commercial and industrial and other loans	25,639	12,364

Total loans held-for-investment	657,161	589,489
Deferred loan cost, net	417	495

Loans held-for-investment, net	657,578	589,984
Allowance for loan losses	(12,073)	(8,778)

Net loans held-for-investment	$645,505	581,206

Activity in the allowance for loan losses is as follows:

	At or for the
	six months ended
	June 30,
	2009	2008
Beginning balance	$8,778	5,636
Provision for loan losses	4,743	1,838
Charge-offs	(1,448)	(11)

Ending balance	$12,073	7,463

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
          The following tables summarize impaired loans:

	June 30, 2009
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$11,348	(1,218)	10,130
Non-accruing loans subject to restructuring agreements	11,494	(35)	11,459
Accruing loans subject to restructuring agreements	6,838	(57)	6,781

Total impaired loans	$29,680	(1,310)	28,370

	December 31, 2008
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$5,679	(185)	5,494
Non-accruing loans subject to restructuring agreements	950	(125)	825

Total impaired loans	$6,629	(310)	6,319

          The average balance of impaired loans was $25.7 million for the six months ending June 30, 2009. The Company recorded $186,000 and $0 of interest income on impaired loans for the six months ending June 30, 2009, and 2008, respectively.
          Included in loans held-for-investment, net, are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans) was $27.5 million and $9.5 million at June 30, 2009 and December 31, 2008, respectively. Loans past due 90 days or more past maturity and still accruing interest were $3.5 million and $137,000 at June 30, 2009, and December 31, 2008, respectively. All such loans are past maturity but are paying in accordance with their pre-maturity terms, and are considered well secured and in the process of collection. The Company has commitments of approximately $360,000 to lend additional funds to borrowers whose loans are on nonaccrual status or who are past due 90 days or more and still accruing interest. These commitments will be used to fund completion of construction developments. The funding will coincide with signed commitments for the purchase of completed homes.
Note 6 — Deposits
Deposits are as follows:

	June 30,	December 31,
	2009	2008
Non-interest-bearing demand	$102,458	93,170
Interest-bearing negotiable orders of withdrawal (NOW)	75,731	64,382
Savings-passbook, statement, tiered, and money market	488,859	449,302
Certificates of deposit	443,106	417,585

	$1,110,154	1,024,439

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
          Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$1,468	1,242	3,104	2,146
Certificates of deposit	3,118	3,189	6,439	7,070

	$4,586	4,431	9,543	9,216

Note 7 — Other Postretirement Benefits
          The following table sets forth the components of net periodic postretirement benefit costs:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$1	1	2	2
Interest cost	24	24	48	48
Amortization of transition obligation	4	4	8	8
Amortization of prior service costs	4	4	8	8
Amortization of unrecognized loss	4	5	8	10

	$37	38	74	76

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
Note 8 — Securities Available-for-Sale
          The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$480,921	13,818	24	494,715
Non-GSE	79,807	1,465	4,966	76,306
Real estate mortgage investment conduits (REMICs):
GSE	243,921	4,212	261	247,872
Non-GSE	122,482	420	2,982	119,920

	927,131	19,915	8,233	938,813

Other securities:
Equity investments — mutual funds	8,458	—	5	8,453
Corporate bonds	96,284	566	92	96,758

	104,742	566	97	105,211

Total securities available-for-sale	$1,031,873	20,481	8,330	1,044,024

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$532,870	13,457	83	546,244
Non-GSE	65,040	359	9,621	55,778
Real estate mortgage investment conduits (REMICs):
GSE	242,557	3,049	114	245,492
Non-GSE	90,446	515	7,266	83,695

	930,913	17,380	17,084	931,209

Other securities:
Equity Investments — money market mutual fund	9,025	—	—	9,025
Corporate bonds	17,319	102	70	17,351

	26,344	102	70	26,376

Total securities available-for-sale	$957,257	17,482	17,154	957,585

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
          The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at June 30, 2009 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due within one year	$17,295	17,390
One through five years	78,989	79,368

Total	96,284	96,758

          For the six months ended June 30, 2009, the Company had gross proceeds of $2.0 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $7,000 and $0, respectively. For the six months ended June 30, 2008, the Company had gross proceeds of $2.2 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $15,000 and $0, respectively. The Company did not record other than temporary impairment charges during the six months ended June 30, 2009, or 2008.
          Gross unrealized losses on mortgage-backed securities, equity securities, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009, and December 31, 2008, were as follows (in thousands):

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2	532	22	5,866	24	6,398
Non-GSE	152	8,605	4,814	16,714	4,966	25,319
REMICs
GSE	136	17,418	125	22,566	261	39,984
Non-GSE	1,132	58,021	1,850	17,151	2,982	75,172
Mutual funds	5	4,995	—	—	5	4,995
Corporate bonds	92	25,993	—	—	92	25,993

Total	$1,519	115,564	6,811	62,297	8,330	177,861

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2	634	81	1,346	83	1,980
Non-GSE	2,708	7,290	6,913	17,525	9,621	24,815
REMICs
GSE	42	29,267	72	18,981	114	48,248
Non-GSE	7,266	68,966	—	—	7,266	68,966
Corporate bonds	70	4,298	—	—	70	4,298

Total	$10,088	110,455	7,066	37,852	17,154	148,307

          At June 30, 2009, there were 14 non-GSE mortgage-backed securities in an unrealized loss position all but two were rated AAA at June 30, 2009. Of the two securities, one with an estimated fair value of $5.8 million (unrealized loss of $3.1 million) was rated BBB+ and the second, with an estimated fair value of $5.4 million

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
(unrealized loss of $1.8 million), was rated CCC. The Company continues to receive principal and interest payments in accordance with the contractual terms on both securities. Management has evaluated, among other things, delinquency status, estimated prepayment speeds and the estimated default rates and loss severity in liquidating the underlying collateral for each of these two securities and believes that such losses are temporary at June 30, 2009. The Company has no intent to sell, nor is it more likely than not than the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
          Mortgage-backed securities issued or guaranteed by GSEs (12 securities) and corporate bonds (2 securities) are investment grade securities with no apparent credit weaknesses. The declines in value are deemed to relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company has no intent to sell, nor is it more likely than not than the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
          The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligation or other securities deteriorate and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.
Note 9 — Securities Held-to-Maturity
          The following is a comparative summary of mortgage-backed securities held-to-maturity at December 31, (in thousands):

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$4,925	130	—	5,055
REMICs:
GSE	7,176	73	—	7,249

Total securities held-to-maturity	$12,101	203	—	12,304

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$6,132	141		6,273
REMICs:
GSE	8,347	13	45	8,315

Total securities held-to-maturity	$14,479	154	45	14,588

          The Company did not sell any held-to-maturity securities during the six months ended June 30, 2009, or 2008.

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
          Gross unrealized losses on mortgage-backed securities held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 (in thousands):

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
REMICs:
GSE	$45	5,536	—	—	45	5,536

Total	$45	5,536	—	—	45	5,536

          Mortgage-backed securities issued or guaranteed by GSEs are investment grade securities with no apparent credit weaknesses. The declines in value are deemed to relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The securities have recovered subsequent to December 31, 2008.
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
Note 10 — Fair Value Measurements
          The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2009, by level within the fair value hierarchy as required by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
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
          The following tables summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, and December 31, 2008, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$938,813	$—	$938,813	$—
Corporate bonds	96,758	—	96,758	—
Equities	8,453	8,453	—	—

Total available-for-sale	1,044,024	8,453	1,035,571	—

Trading securities	2,940	2,940	—	—

Total	$1,046,964	$11,393	$1,035,571	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$931,209	$—	$931,209	$—
Corporate bonds	17,351	—	17,351	—
Equities	9,025	9,025	—	—

Total available-for-sale	957,585	9,025	948,560	—

Trading securities	2,498	2,498	—	—

Total	$960,083	$11,523	$948,560	$—

               Available -for- Sale Securities: The estimated fair values for mortgage-backed and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1 are derived from quoted market prices in active markets, these assets consist of money market mutual funds.
          At June 30, 2009, securities available-for-sale included residential mortgage-backed securities not guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, referred to as “private label securities.” These private label securities had an amortized cost of $202.3 million, and an estimated fair value of $196.2 million, at June 30, 2009. At June 30, 2009, the private label securities portfolio was in a net unrealized loss position of $6.1 million, consisting of gross unrealized losses of $8.0 million, and gross unrealized gains of $1.9 million.
          All but two of the private label securities were rated AAA at June 30, 2009. Of the two securities, one with an estimated fair value of $5.8 million was rated BBB+ and the second, with an estimated fair value of $5.4

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
million, was rated CCC. The Company continues to receive principal and interest payments in accordance with the contractual terms on both securities. Management has evaluated, among other things, delinquency status, estimated prepayment speeds and the estimated default rates and loss severity in liquidating the underlying collateral for each of these two securities and believes that such losses are temporary at June 30, 2009.
          Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.
          Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
          Impaired Assets: At June 30, 2009, the Company had impaired loans with outstanding principal balances of $12.9 million that were recorded at the estimated fair value of collateral, less cost to sell. The Company recorded net impairment charges of $687,000 and $1.6 million for the three and six months ended June 30, 2009, compared to $232,000 and $473,000 for the same prior periods, respectively, utilizing Level 3 inputs. Impaired assets are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the present value of expected cash flows for non-collateral dependent loans and troubled debt restructurings.
Note 11 — Fair Value of Financial Instruments
Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.
(a)	Cash, Cash Equivalents, and Certificates of Deposit

Cash and cash equivalents are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value. Certificates of deposit having original terms of six-months or less; carrying value generally approximates fair value. Certificates of deposit with an original maturity of six months or greater the fair value is derived from discounted cash flows.

(b)	Securities

The fair values for substantially all of our securities are obtained from an independent nationally recognized third-party pricing service. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.

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

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
The estimated fair values of the Company’s significant financial instruments at June 30, 2009, and December 31, 2008, are presented in the following table (in thousands):

	June 30,		December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$77,118	77,118	50,128	50,128
Certificates of deposit	—	—	53,653	53,873
Trading securities	2,940	2,940	2,498	2,498
Securities available-for-sale	1,044,024	1,044,024	957,585	957,585
Securities held-to-maturity	12,101	12,304	14,479	14,588
FHLB stock	9,841	9,841	9,410	9,410
Net loans held-for-investment	645,505	654,466	581,206	610,713
Loans held-for-sale	$203	203	—	—

Financial liabilities:
Deposits	$1,110,154	1,112,296	1,024,439	1,027,896
Repurchase Agreements and other borrowings	345,506	352,717	332,084	340,404
Advance payments by borrowers	$2,207	2,207	3,823	3,823

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
Note 12 — Income Taxes
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

          The Company records interest accrued related to uncertain tax benefits as tax expense. During the three and six months ended June 30, 2008, the Company expensed $7,000 and $62,000, respectively, in interest on uncertain tax positions. The Company records penalties accrued as other expenses. The Company has not accrued for penalties.
Note 13 — Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007) (SFAS No. 141R), “Business Combinations”. SFAS No. 141R replaces SFAS No. 141, “Business Combinations” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for the acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of the acquisition date. SFAS No. 141R also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This changes the requirements of SFAS No. 141 which permitted deferred recognition of preacquisition contingencies, until the recognition criteria for SFAS No. 5, “Accounting for Contingencies” were met. SFAS No. 141R will also require acquirers to expense acquisition-related costs as incurred rather than require allocation of such costs to the assets acquired and liabilities assumed. SFAS No. 141R is effective for business combination reporting for fiscal years beginning after December 15, 2008. In April, 2009, the FASB issued FASB Staff Position (FSP) SFAS 141R-1, “Accounting for Assets Acquired and liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1). FSP 141(R)-1 amends the guidance in SFAS No. 141R and is effective for the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS No. 141R and FSP 141(R)-1 will apply to any business combination closing on or after January 1, 2009.
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

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
          In April 2009, the FASB issued the following three FSPs intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:
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
          These three FSPs were effective for the period ended June 30, 2009, and did not have a significant effect on the Company’s consolidated financial statements other than additional disclosures.
          In May 2009, SFAS No. 165, “Subsequent Events” was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009, and did not have a significant effect on the Company’s consolidated financial statements.
          In June 2009, SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140,” was issued to improve the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. SFAS 166 eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement is effective January 1, 2010, and is not expected to have a significant effect on the Company’s consolidated financial statements.
          In June 2009, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued to amend previous guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly effect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010, and is not expected to have a significant effect on the Company’s consolidated financial statements.
          In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Principles, a Replacement of FASB Statement No. 162” was issued and established the FASB Accounting Standards Codification (Codification) as the source of authoritative U. S. generally accepted accounting

NORTHFIELD BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table dollar amounts in thousands, except share amounts)
(unaudited)
principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The pronouncement and the Codification will be effective in the period ending September 30, 2009 and is not expected to have a significant effect on the Company’s consolidated financial statements.
Note 14 — Subsequent Events
          Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Information
Forward Looking Statements
          This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as estimate, project, believe, intend, anticipate, plan, seek, and similar expressions. These forward looking statements include:
•	statements of our goals, intentions, and expectations;

•	statements regarding our business plans, prospects, growth, and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
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
Overview
          This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.
          Net income was $2.1 million for the quarter ended June 30, 2009, compared to $3.6 million for the quarter ended June 30, 2008. Net income for the quarter ending June 30, 2009, included a special FDIC assessment of approximately $770,000. Basic and diluted earnings per share for the quarters ended June 30, 2009 and 2008, were $0.05 and $0.08, respectively.
          Return on average assets and return on average equity were 0.47% and 2.18%, respectively, for the quarter ended June 30, 2009, as compared to 0.93% and 3.83% for the quarter ended June 30, 2008, respectively.
          The quarter ended June 30, 2009, was highlighted by the following items:
•	Total assets increased $120.9 million to $1.9 billion at June 30, 2009, from $1.8 billion at December 31, 2008.
o	Securities increased $84.5 million.

o	Net loans held-for-investment increased $64.3 million.

o	Purchased certificates of deposit decreased $53.7 million
•	Total liabilities increased $117.3 million to $1.5 billion at June 30, 2009, from $1.4 billion at December 31, 2008
o	Deposits increased $85.7 million.

o	Borrowed funds increased $13.4 million.
•	Net interest income increased $2.3 million to $13.8 million for the quarter ended June 30, 2009, as compared to $11.5 million for the quarter ended June 30, 2008.
o	The net interest margin increased four basis points to 3.23% for the quarter ended June 30, 2009, as compared to 3.19% for the quarter ended June 30, 2008.
•	The provision for loan losses was $3.1 million for the quarter ended June 30, 2009, compared to $1.2 million for the quarter ended June 30, 2008.

•	Non-interest expense increased to $9.1 million for the quarter ended June 30, 2009, compared to $5.9 million for the quarter ended June 30, 2008.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008
          Cash and cash equivalents increased $27.0 million, or 53.8%, to $77.1 million at June 30, 2009, from $50.1 million at December 31, 2008. The Company has been maintaining increased balances in other financial institutions while it evaluates opportunities to deploy funds into higher yielding investments such as loans and mortgage-backed securities with acceptable risk characteristics.
          Certificates of deposit in other financial institutions decreased to $0 at June 30, 2009, from $53.7 million at December 31, 2008. The decrease was attributable to maturities. When opportunities exist, the Company has deployed a strategy to fund investments in certificates of deposit in other financial institutions (fully insured by the FDIC) with similar term borrowings. Such opportunities did not exist in 2009.
          Bank owned life insurance increased $871,000, or 2.1%, to $42.9 million at June 30, 2009, from $42.0 million December 31, 2008. The increase was attributable to earnings on the policies for the six months ended June 30, 2009.
          Securities available-for-sale increased $86.4 million, or 9.0%, to $1.04 billion at June 30, 2009, from $957.6 million at December 31, 2008. The increase was attributable to purchases of $252.5 million, an increase of $10.5 million in the estimated fair value, and net accretion of discounts of $2.1 million, partially offset by sales of $2.0 million, and maturities and paydowns of $178.8 million. The securities available-for-sale portfolio at June 30, 2009, included $742.8 million in mortgage-backed debt securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.
          Loans held -for- investment, net totaled $657.6 million at June 30, 2009, as compared to $590.0 million at December 31, 2008. The increase was primarily in multifamily real estate loans which increased $41.2 million, or 37.9%, to $149.7 million, from $108.5 million at December 31, 2008. Loans held- for -investment, net also increased due to an increase in commercial real estate loans of $28.2 million, or 9.7%, to $317.4 million, as well as an increase in commercial loans of $12.6 million, or 114.63%, to $23.7 million. These increases were partially offset by decreases in residential, home equity, and land & construction loans.
          Deposits increased $85.7 million, or 8.4%, to $1.11 billion at June 30, 2009, from $1.02 billion at December 31, 2008. The increase in deposits in 2009 was primarily due to an increase of $53.9 million in money market account balances and $25.6 million in certificates of deposits. Deposits also increased as a result of an increase of $20.6 million in transaction accounts. These deposit increases were partially offset by a $14.4 million decrease in passbook and statement savings accounts.
          Borrowings increased $13.4 million, or 4.0%, to $345.5 million at June 30, 2009, from $332.1 million at December 31, 2008. The increase was attributable to borrowings of $92.0 million partially offset by repayments of approximately $78.5 million.
          Total stockholders’ equity increased to $390.2 million at June 30, 2009, from $386.6 million at December 31, 2008. The increase was primarily attributable to net income of $4.9 million for the six months ended June 30, 2009, and an increase in other comprehensive income of $6.8 million, related primarily to a decrease in market interest rates that resulted in an increase in the estimated fair values of our securities available-for-sale portfolio. These increases were partially offset by $8.1 million in stock repurchases and dividends declared of approximately $1.5 million for the six months ended June 30, 2009.
Comparison of Operating Results for the Three Months Ended June 30, 2009, and 2008
          Net income. Net income for the quarter ended June 30, 2009, decreased $1.4 million, or 40.5%, as compared to the prior year quarter. The decrease in net income was due primarily to an increase in the provision for loan losses of $1.9 million and an increase in non-interest expense of $3.1 million. These increases in expenses were partially offset by an increase in net interest income of $2.3 million, primarily due to an increase in interest-

earning assets in the second quarter of 2009 and a decrease in the cost of interest bearing liabilities, as compared to the comparable quarter of 2008.
          Interest income. Interest income increased $2.9 million, or 16.1%, to $21.0 million for the three months ended June 30, 2009, from $18.1 million for the three months ended June 30, 2008. The increase in interest income was primarily the result of an increase in average interest-earning assets of $266.5 million, or 18.3%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $171.3 million, or 36.6%, an increase in investment securities of $38.6 million, or 134.2%, and an increase in average mortgage-backed securities of $75.1 million, or 9.0%. These increases were partially offset by decreases in the average balances of Federal Home Loan Bank of New York stock of $4.6 million, and $14.0 million in interest-earning deposits in other financial institutions. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.01% for the three months ended June 30, 2008, to 4.90% for the three months ended June 30, 2009. The rate earned on the Company’s loan portfolio, interest-earning deposits in other financial institutions, and corporate bonds and money market mutual funds decreased due to the general decline in market interest rates for these asset types. These decreases were partially offset by a 32 basis point increase in the rate earned on mortgage-backed securities, from 4.48% for the quarter ended June 30, 2008, to 4.80% for the quarter ended June 30, 2009 due to the purchase of higher yielding private label mortgage-backed securities.
          Interest expense. Interest expense increased $626,000, or 9.56%, to $7.2 million for the three months ended June 30, 2009, from $6.6 million for the three months ended June 30, 2008. The increase was attributable to an increase in interest expense on deposits of $155,000, or 3.5%, and an increase in interest expense on borrowings of $471,000, or 22.2%. The increase in interest expense on deposits was attributable to average interest-bearing deposits increasing $222.2 million, or 28.1%, to $1.01 billion for the three months ended June 30, 2009, as compared to $791.1 million for the three months ended June 30, 2008. The increase in average interest-bearing deposits was partially offset by a decrease in cost of 43 basis points, or 19.1%, to 1.82%, reflecting lower market interest rates. The increase in interest expense on borrowings was attributable to the average balance of borrowings increasing $39.7 million, or 15.7%, to $292.5 million for the three months ended June 30, 2009, from $252.7 million for the three months ended June 30, 2008, and an increase in the cost of borrowings of 18 basis points to 3.55%.
          Net Interest Income. Net interest income was $13.8 million for the quarter ended June 30, 2009, an increase of $2.3 million, or 19.8%, from $11.5 million for the quarter ended June 30, 2008. The increase in net interest income was primarily the result of an increase in average interest-earning assets of $266.5 million, or 18.3%. The net interest margin was 3.23%, an increase of four basis points from the quarter ended June 30, 2008.
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
          The provision for loan losses for the quarter ended June 30, 2009, was $3.1 million, as compared to $1.2 million for the quarter ended June 30, 2008. The increase related to an increase in reserves on impaired loans, loan growth, and increases in general loss factors in response to continued deterioration in general real estate collateral values and weakness in the overall economy. We recorded net charge-offs of $853,000 and $11,000 for the three months ended June 30, 2009, and 2008, respectively. The allowance for loan losses was $12.1 million, or 1.84% of loans held for investment, net at June 30, 2009, compared to $8.8 million, or 1.49% of loans held for investment, net at December 31, 2008.

          Nonperforming loans totaled $31.0 million (4.71% of total loans) at June 30, 2009, $24.1 million (3.86% of total loans) at March 31, 2009, and $9.6 million, (1.63% of total loans) at December 31, 2008. Also shown for the same dates are troubled debt restructurings on which interest is accruing.

(in thousands)	June 30, 2009	March 31, 2009	December 31, 2008
Non-accruing loans	$16,016	13,166	8,552
Non-accruing loans subject to restructuring agreements	11,494	9,650	950

Total non-accruing loans	27,510	22,816	9,502
Loans 90 days or more past maturity and still accruing	3,483	1,281	137

Total non-performing loans	30,993	24,097	9,639
Other real estate owned	993	1,071	1,071

Total non-performing assets	$31,986	25,168	10,710

Loans subject to restructuring agreements and still accruing	$6,838	2,414	—
          Total non-accruing loans consist of the following categories at June 30, 2009: $15.1 million in commercial real estate loans, $6.7 million in construction and land loans, $2.0 million in commercial and industrial loans, $1.9 million in one- to four-family real estate loans, $1.7 million in multifamily real estate loans, and $98,000 in home equity and lines of credit.
          Non-accruing loans subject to restructuring agreements increased to $11.5 million at June 30, 2009. These related primarily to loans that were accruing but were demonstrating weaknesses that management believed warranted formal restructurings, with the objective of maximizing the ultimate collectability of the loans. Based on a borrower’s payment performance prior to the restructuring and various other uncertainties, including changes in the current economic environment, management deemed it appropriate to place certain of these loans on a non-accrual status, and recognize interest income on a cash basis, as appropriate, until the borrowers demonstrate sustained performance under the restructured terms. In addition, loans 90 days or more past maturity and still accruing interest increased to $3.5 million. These loans are current as to the original contractual interest payment terms, are considered well secured, and are currently in the process of either being refinanced with a third party or renewed by us.
          Non-interest Income. Non-interest income increased $317,000, or 26.3%, to $1.5 million for the three months ended June 30, 2009, from $1.2 million for the three months ended June 30, 2008. The increase was primarily due to a $310,000 gain on securities transactions to $294,000 for the three months ended June 30, 2009, from a loss of $16,000 for the three months ended June 30, 2008.
          Non-interest Expense. Total non-interest expense increased $3.1 million, or 52.6%, to $9.1 million at June 30, 2009, as compared to $6.0 million for the quarter ended June 30, 2008. The increase was caused, in part, by higher employee compensation and benefits of $1.3 million, due primarily to costs associated with equity awards granted on January 30, 2009, higher health care costs, and merit and market salary adjustments effective January 1, 2009. Non-interest expense also was higher due to increased FDIC insurance costs of $1.1 million, due to higher insurance rates, increased deposit balances subject to these rates, and a special assessment levied on all FDIC-insured institutions, which for us was $770,000. Occupancy, and furniture and equipment costs also increased $290,000, and were associated with the Company’s new operations center, leases on two new branch locations, and depreciation related to premises renovations, as well as increased maintenance and repairs.
          Income Tax Expense. The Company recorded income tax expense of $1.1 million and $2.0 million for the quarters ended June 30, 2009, and 2008, respectively. The effective tax rate for the quarter ended June 30, 2009 was 33.7%, as compared to 36.1% for the quarter ended June 30, 2008. The decrease in the effective tax rate was the result of a lower level of taxable income in 2009, as compared to 2008.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Quarter Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/
	Balance	Interest	(1)	Balance	Interest	Rate (1)

Interest-earning assets:
Loans	$639,852	$9,253	5.80%	$468,535	$7,397	6.35%
Mortgage-backed securities	913,595	10,924	4.80	838,466	9,346	4.48
Other securities	67,328	522	3.11	28,751	226	3.16
Federal Home Loan Bank of New York stock	8,046	107	5.33	12,598	204	6.51
Interest-earning deposits in financial institutions	91,442	207	0.91	105,443	924	3.52

Total interest-earning assets	1,720,263	21,013	4.90	1,453,793	18,097	5.01
Non-interest-earning assets	94,215			82,224	.

Total assets	$1,814,478			$1,536,017

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$552,512	1,468	1.07	$419,328	1,242	1.19
Certificates of deposit	460,785	3,118	2.71	371,753	3,189	3.45

Total interest-bearing deposits	1,013,297	4,586	1.82	791,081	4,431	2.25
Borrowed funds	292,464	2,590	3.55	252,744	2,119	3.37

Total interest-bearing liabilities	1,305,761	7,176	2.20	1,043,825	6,550	2.52
Non-interest bearing deposit accounts	99,388			104,531
Accrued expenses and other liabilities	18,300			12,879

Total liabilities	1,423,449			1,161,235
Stockholders’ equity	391,029			374,782

Total liabilities and stockholders’ equity	$1,814,478			$1,536,017

Net interest income		$13,837			$11,547

Net interest rate spread (2)			2.70			2.49
Net interest-earning assets (3)	$414,502			$409,968

Net interest margin (4)			3.23			3.19
Average interest-earning assets to interest-bearing liabilities			131.74			139.28

(1)	Average yields and rates for the quarter ended June 30, 2009 and 2008, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2009, and 2008
          Net income. Net income for the six months ended June 30, 2009, decreased $4.3 million, or 47.0%, as compared to the prior year period. The decrease in net income was due primarily to a $2.5 million, nontaxable, death benefit realized on bank owned life insurance in the six months ended June 30, 2008. Net income for the current six months also was negatively affected by an increase in our provision for loan losses of $2.9 million, and an increase in non-interest expenses of $4.9 million. These decreases were partially offset by an increase in net interest income of $4.5 million, primarily due to an increase in interest-earning assets in the first six months of 2009, as compared to the comparable prior year period.
          Interest income. Interest income increased $6.1 million, or 17.2%, to $41.5 million for the six months ended June 30, 2009, from $35.4 million for the six months ended June 30, 2008. The increase in interest income was primarily the result of an increase in average interest-earning assets of $287.0 million, or 20.3%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $169.8 million, or 37.7%, an increase in investment securities of $6.3 million, or 14.6%, and an increase in average mortgage-backed securities of $129.4 million, or 16.2%. These increases were partially offset by decreases in the average balances of Federal Home Loan Bank of New York stock of $3.6 million, and $15.0 million in interest-earning deposits in other financial institutions. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.03% for the six months ended June 30, 2008, to 4.92% for the six months ended June 30, 2009. The rate earned on the Company’s loan portfolio, interest-earning deposits in other financial institutions, and corporate bonds and money market mutual funds, decreased due to the general decline in market interest rates for these asset types. These decreases were partially offset by a 32 basis point increase in the rate earned on mortgage-backed securities, from 4.47% for the six months ended June 30, 2008, to 4.79% for the six months ended June 30, 2009 due to the purchase of higher yielding private label securities.
          Interest Expense. Interest expense increased $1.6 million or 12.2%, to $14.9 million for the six months ended June 30, 2009, from $13.3 million for the six months ended June 30, 2008. The increase was attributable to an increase in interest expense on deposits of $327,000, or 3.5%, and an increase in interest expense on borrowings of $1.3 million, or 31.9%. The increase in interest expense on deposits was attributable to average interest-bearing deposits increasing $214.6 million, or 27.6%, to $993.1 million for the six months ended June 30, 2009, as compared to $778.5 million for the six months ended June 30, 2008. The increase in average interest-bearing deposits was partially offset by a decrease in cost of 44 basis points, or 18.5%, to 1.94%, reflecting lower market interest rates. The increase in interest expense on borrowings was attributable to average balance of borrowings increasing $67.4 million, or 29.2%, to $298.5 million for the six months ended June 30, 2009, from $231.0 million for the six months ended June 30, 2008, and an increased cost of borrowings of nine basis points to 3.62%
          Net Interest Income. Net interest income increased $4.5 million, or 20.1%, to $26.6 million for the six months ended June 30, 2009, from $22.1 million for the six months ended June 30, 2008. The increase in net interest income was primarily the result of an increase in average interest-earning assets of $287.0 million, or 20.3%. Net interest margin was 3.15% for each of the six months ended June 30, 2009 and 2008.
          Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2009, was $4.7 million, as compared to $1.8 million for the prior year period. The increase related to an increase in reserves on impaired loans, loan growth, and increases in general loss factors in response to continued deterioration in general real estate collateral values and weakness in the overall economy. We recorded net charge-offs of $1.5 million and $11,000 for the six months ended June 30, 2009 and 2008, respectively.
          Non-interest Income. Non-interest income decreased $2.1 million, or 45.9%, to $2.5 million for the six months ended June 30, 2009, from $4.6 million for the six months ended June 30, 2008. The decrease in net income was due primarily to a $2.5 million, nontaxable, death benefit realized on bank owned life insurance in the six months ended June 30, 2008.

          Non-interest Expense. Total non-interest expense increased $4.9 million, or 41.2%, to $16.8 million for the six months ended June 30, 2009, as compared to $11.9 million for the six months ended June 30, 2008. The increase was caused, in part, by higher employee compensation and benefits of $2.0 million, due primarily to costs associated with equity awards granted on January, 30, 2009, higher health care costs, and merit and market salary adjustments effective January 1, 2009. Non-interest expense also was higher due to increased FDIC insurance costs of $1.4 million, due to higher insurance rates, increased deposit balances subject to these rates, and a special assessment levied on all FDIC-insured institutions, which for us was $770,000. Occupancy, and furniture and equipment costs also increased $650,000, and were associated with the Company’s new operations center, leases on two new branch locations, and depreciation related to premises renovations, as well as increased maintenance and repairs. Data and item processing costs also were higher by $162,000 primarily due to costs associated with the Company’s conversion to a new data processing system.
          Income Tax Expense. The Company recorded income tax expense of $2.6 million and $3.8 million for the six months ended June 30, 2009, and 2008, respectively. The effective tax rate for the six months ended June 30, 2009, was 35.3%, as compared to 29.4% for the six months ended June 30, 2008. The increase in the effective tax rate was the result of higher level of taxable income in 2009, as compared to 2008. The six months ended June 30, 2008, included $3.4 million of income from bank owned life insurance as compared to $871,000 for the six months ended June 30, 2009. Income on bank owned life insurance in 2008 included a $2.5 million, nontaxable, death benefit.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans	$620,655	$17,824	5.79%	$450,850	$14,386	6.42%
Mortgage-backed securities	928,689	22,038	4.79	799,242	17,771	4.47
Other securities	49,733	804	3.26	43,396	936	4.34
Federal Home Loan Bank of New York stock	7,982	187	4.72	11,561	335	5.83
Interest-earning deposits in financial institutions	94,817	642	1.37	109,790	1,984	3.63

Total interest-earning assets	1,701,876	41,495	4.92	1,414,839	35,412	5.03
Non-interest-earning assets	90,538			83,519

Total assets	$1,792,414			$1,498,358

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$538,278	3,104	1.16	$396,449	2,146	1.09
Certificates of deposit	454,806	6,439	2.86	382,007	7,070	3.72

Total interest-bearing deposits	993,084	9,543	1.94	778,456	9,216	2.38
Borrowed funds	298,455	5,354	3.62	231,033	4,058	3.53

Total interest-bearing liabilities	1,291,539	14,897	2.33	1,009,489	13,274	2.64
Non-interest bearing deposit accounts	96,801			99,446
Accrued expenses and other liabilities	15,076			15,348

Total liabilities	1,403,416			1,124,283
Stockholders’ equity	388,998			374,075

Total liabilities and stockholders’ equity	$1,792,414			$1,498,358

Net interest income		$26,598			$22,138

Net interest rate spread (2)			2.59			2.39
Net interest-earning assets (3)	$410,337			$405,350

Net interest margin (4)			3.15			3.15
Average interest-earning assets to interest-bearing liabilities			131.77			140.15

(1)	Average yields and rates for the six months ended June 30, 2009 and 2008, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
          Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis, The Bank’s borrowed funds excluding capitalized lease obligations were $343.3 million at June 30, 2009, at a weighted average interest rate of 2.99%. A total of $137.0 million of these borrowings will mature in less than one year. Borrowed funds excluding capitalized leases were $329.8 million at December 31, 2008. The Company has two lines of credit with the FHLB. Each line has a limit of $100.0 million. At June 30, 2009, the Company has $200.0 million available for use. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
          Capital Resources. At June 30, 2009 and December 31, 2008, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
	Actual	Adequacy	Action
	Ratio	Purposes	Provisions
As of June 30, 2009:
Tangible capital to tangible assets	15.53%	1.50%	NA %
Tier 1 capital — (core) (to adjusted assets)	15.53	4.00	5.00
Total capital (to risk-weighted assets)	31.41	8.00	10.00

As of December 31, 2008:
Tangible capital to tangible assets	15.98%	1.50%	NA %
Tier 1 capital — (core) (to adjusted assets)	15.98	4.00	5.00
Total capital (to risk-weighted assets)	34.81	8.00	10.00

Off-Balance Sheet Arrangements and Contractual Obligations
          In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
          The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2009:

			One to less	Three to
		Less than	than Three	less than	Five Years
Contractual Obligation	Total	One Year	Years	Five Years	and greater
			(in thousands)
Debt obligations (excluding capitalized leases)	$353,300	137,000	75,000	138,800	2,500
Commitments to originate loans	$53,345	53,345	—	—	—
Commitments to fund unused lines of credit	$23,629	23,629	—	—	—
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
          Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, or 300 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. For example an increase in interest rates from 3% to 4% would mean, a 100 basis point increase in the “Change in Interest Rates” column below.
          Net Interest Income Analysis. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, or 300 basis points.

          The tables below set forth, as of June 30, 2009, our calculation of the estimated changes in our NPV and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV
					Estimated
Change in	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Interest Rates	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
(basis points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change
+300	$1,747,427	$1,386,159	$361,268	$(73,722)	20.67%	(7.85)%
+200	1,791,061	1,407,025	384,036	(50,954)	21.44%	(5.10)%
+100	1,837,241	1,428,593	408,648	(26,342)	22.24%	(2.36)%
0	1,885,888	1,450,898	434,990	—	23.07%	—
-100	1,927,321	1,472,454	454,867	19,877	23.60%	2.88%
          The table above indicates that at June 30, 2009, in the event of a 300 basis point increase in interest rates, we would experience a 240 basis point decrease in NPV ratio (20.67% less 23.07%) , and a 7.85% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 53 basis point increase in NPV ratio (23.60% less 23.07%) and a 2.88% increase in net interest income. Our internal policies provide that, in the event of a 300 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 8.5% of estimated present value of assets. As of June 30, 2009, we were within the Board approved policy.
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
          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
          During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
          The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
          In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.
          On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $770,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC’s Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC’s Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.
          We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease
          Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our shares of common stock or our regulatory capital levels.
          A Legislative Proposal Has Been Introduced That Would Eliminate our Primary Federal Regulator, Require the Bank to Convert to a National Bank or State Bank, and Require Northfield Bancorp, MHC and the Company to Become Bank Holding Companies.
          The U.S. Treasury Department recently released a legislative proposal that would implement significant changes to the current bank regulatory structure. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into this new federal bank regulator. The proposal would also eliminate federal savings banks and require all federal savings banks, such as the Bank, to elect, within six months of the effective date of the legislation, to convert to either a national bank, state bank or state savings bank. A federal savings bank that does not make the election would, by operation of law, be converted into a national bank within one year of the effect date of the legislation.

          If the Bank is required to convert to a national bank, Northfield Bancorp, MHC and the Company would become bank holding companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as opposed to the Office of Thrift Supervision. The Federal Reserve has historically looked to Office of Thrift Supervision regulations in its regulation of mutual holding companies and processing of mutual holding company applications; however, it is not obligated to follow such regulations. One important Office of Thrift Supervision regulation that the Federal Reserve does not follow relates to the ability of mutual holding companies to waive the receipt of dividends declared on the common stock of their stock holding company or savings bank subsidiaries. While Office of Thrift Supervision regulations permit mutual holding companies to waive the receipt dividends, subject to filing a notice with the Office of Thrift Supervision and receiving its non-objection, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Northfield Bancorp, MHC would not be permitted to waive the receipt of dividends declared by the Company. This could have an adverse impact on the Company’s financial condition and, consequently, could have an adverse impact on the value of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
     The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended June 30, 2009.

	Total Number of		Total Number of Shares
	Shares	Average Price Paid	Purchased as Part of Publicly
Period	Repurchased	Per Share	Announced Plan
April	78,600	11.02	78,600
May	177,100	10.77	177,100
June	139,100	11.02	139,100

	394,800	$10.91	394,800

(1)	On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. This program has no expiration date and has 1,467,803 yet to be purchased at June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2009 Annual Meeting of Stockholders was held on May 27, 2009 (the “Annual Meeting”). The matters considered and voted on by the Company’s stockholders at the Annual Meeting and the vote of stockholders were as follows:
Matter 1. The election of three directors, each for a three-year term.

NAME	FOR	WITHHELD
Susan Lamberti	40,308,781	387,093
Albert J. Regen	40,377,148	318,726
Patrick E. Scura, Jr.	40,346,092	349,782
Matter 2. The approval of the Northfield Bancorp, Inc. Management Cash Incentive Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
39,481,771	1,065,525	148,578	NONE
Matter 3. The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
40,458,130	168,207	69,537	NONE

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS
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
Date: August 10, 2009
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