Form 10-Q
period 2009-09-30
Northfield Bancorp, Inc.
filed 2009-11-09
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to
Commission File Number 1-33732

NORTHFIELD BANCORP, INC.
(Exact name of registrant as specified in its charter)

United States of America (State or other jurisdiction of incorporation)	42-1572539 (I.R.S. Employer Identification No.)

1410 St. Georges Avenue, Avenel, New Jersey	07001
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 44,172,018shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 6, 2009.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2009, and December 31, 2008
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS:

Cash and due from banks	$9,537	9,014
Interest-bearing deposits in other financial institutions	76,642	41,114

Total cash and cash equivalents	86,179	50,128

Certificates of deposit in other financial institutions	—	53,653
Trading securities	3,345	2,498
Securities available-for-sale, at estimated fair value (encumbered $221,135 in 2009 and $183,711 in 2008)	1,142,499	957,585
Securities held-to-maturity, at amortized cost (estimated fair value of $11,295 in 2009 and $14,588 in 2008) (encumbered $796 in 2009 and $1,241 in 2008)	10,983	14,479
Loans held-for-sale	357	—
Loans held-for-investment, net	666,717	589,984
Allowance for loan losses	(14,196)	(8,778)

Net loans held-for-investment	652,521	581,206

Accrued interest receivable	7,891	8,319
Bank owned life insurance	43,312	42,001
Federal Home Loan Bank of New York stock, at cost	6,601	9,410
Premises and equipment, net	11,504	8,899
Goodwill	16,159	16,159
Other real estate owned	933	1,071
Other assets	5,883	12,353

Total assets	$1,988,167	1,757,761

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,293,433	1,024,439
Borrowings	283,480	332,084
Advance payments by borrowers for taxes and insurance	2,463	3,823
Accrued expenses and other liabilities	12,521	10,837

Total liabilities	1,591,897	1,371,183

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,639,711 and 44,803,061 shares issued at September 30, 2009, and December 31, 2008, respectively, 44,464,661 and 44,803,061 outstanding at September 30, 2009, and December 31, 2008, respectively	456	448
Additional paid-in-capital	201,681	199,453
Unallocated common stock held by employee stock ownership plan	(15,953)	(16,391)
Retained earnings	208,800	203,085
Accumulated other comprehensive income (loss)	14,267	(17)
Treasury stock at cost; 1,175,050 and 0 shares at September 30, 2009, and December 31, 2008, respectively	(12,981)	—

Total stockholders’ equity	396,270	386,578

Total liabilities and stockholders’ equity	$1,988,167	1,757,761

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and nine months ended September 30, 2009, and 2008
(Unaudited)
(In thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income:
Loans	$10,251	8,337	28,075	22,723
Mortgage-backed securities	10,382	9,426	32,420	27,197
Other securities	1,024	246	1,828	1,182
Federal Home Loan Bank of New York dividends	113	203	300	538
Deposits in other financial institutions	85	822	727	2,806

Total interest income	21,855	19,034	63,350	54,446

Interest expense:
Deposits	4,345	4,277	13,888	13,493
Borrowings	2,733	2,515	8,087	6,573

Total interest expense	7,078	6,792	21,975	20,066

Net interest income	14,777	12,242	41,375	34,380

Provision for loan losses	2,723	1,276	7,466	3,114

Net interest income after provision for loan losses	12,054	10,966	33,909	31,266

Non-interest income:
Fees and service charges for customer services	691	806	2,066	2,327
Income on bank owned life insurance	440	433	1,311	3,790
Gain (loss) on securities transactions, net	337	(437)	477	(780)
Other-than-temporary impairment losses on securities	(1,365)	—	(1,365)	—
Portion recognized in other comprehensive income (before taxes)	1,189	—	1,189	—

Net impairment losses on securities recognized in earnings	(176)	—	(176)	—

Other	65	18	172	89

Total non-interest income	1,357	820	3,850	5,426

Non-interest expense:
Compensation and employee benefits	4,484	2,865	12,573	8,932
Occupancy	1,118	1,051	3,311	2,710
Furniture and equipment	264	254	821	695
Data processing	595	1,093	2,028	2,364
FDIC insurance	408	29	1,885	96
Professional fees	519	476	1,521	1,145
Other	1,041	935	3,133	2,686

Total non-interest expense	8,429	6,703	25,272	18,628

Income before income tax expense	4,982	5,083	12,487	18,064
Income tax expense	1,795	1,808	4,443	5,619

Net income	$3,187	3,275	8,044	12,445

Basic and diluted earnings per share	$0.08	0.08	0.19	0.29

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2009, and 2008
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock		Accumulated
	Common Stock		Additional	held by the		other		Total
		Par	paid-in	employee stock	Retained	comprehensive	Treasury	stockholders’
	Shares	value	capital	ownership plan	earnings	income (loss)	Stock	equity

Balance at December 31, 2007	44,803,061	$448	199,395	(16,977)	187,992	(3,518)		367,340
Comprehensive income:
Net income					12,445			12,445
Change in accumulated comprehensive income (loss), net of tax of $1,333						(1,753)		(1,753)

Total comprehensive income								10,692

ESOP shares allocated or committed to be released			32	439				471

Balance at September 30, 2008	44,803,061	448	199,427	(16,538)	200,437	(5,271)	—	378,503

Balance at December 31, 2008	44,803,061	448	199,453	(16,391)	203,085	(17)		386,578
Comprehensive income:
Net income					8,044			8,044
Change in accumulated comprehensive income (loss), net of tax of $10,615						14,284		14,284

Total comprehensive income								22,328

ESOP shares allocated or committed to be released			49	438				487
Stock compensation expense			2,187					2,187
Dividends declared ($0.12 per share)					(2,329)			(2,329)
Issuance of Restricted Stock	836,650	8	(8)					—
Treasury stock (average cost of $11.05 per share)							(12,981)	(12,981)

Balance at September 30, 2009	45,639,711	$456	201,681	(15,953)	208,800	14,267	(12,981)	396,270

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2009, and 2008
(Unaudited) (In thousands)

	Nine months ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$8,044	12,445
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,466	3,114
ESOP and stock compensation expense	2,674	471
Depreciation	1,190	1,049
Accretion of discounts, and deferred loan fees, net of amortization of premiums	(1,218)	(844)
Amortization of mortgage servicing rights	84	100
Income on bank owned life insurance	(1,311)	(1,280)
Gain on bank owned life insurance death benefit	—	(2,510)
Net gain on sale of loans held-for-sale	(98)	(25)
Proceeds from sale of loans held-for-sale	6,313	3,764
Origination of loans held-for-sale	(6,572)	(3,469)
(Gain) loss on securities transactions, net	(477)	780
Net impairment losses on securities recognized in earnings	176	—
Net purchases of trading securities	(377)	(484)
Decrease (increase) in accrued interest receivable	428	(1,642)
Increase in other assets	(4,383)	(3,881)
Increase (decrease) in accrued expenses and other liabilities	1,684	(6,109)
Amortization of core deposit intangible	284	284

Net cash provided by operating activities	13,907	1,763

Cash flows from investing activities:
Net increase in loans receivable	(78,900)	(131,322)
Redemption (purchase) of Federal Home Loan Bank of New York stock, net	2,809	(4,778)
Purchases of securities available-for-sale	(470,320)	(275,812)
Principal payments and maturities on securities available-for-sale	309,482	218,728
Principal payments and maturities on securities held-to-maturity	3,497	3,867
Proceeds from sale of securities available-for-sale	1,998	3,342
Purchases of certificates of deposit in other financial institutions	(63)	(118,590)
Proceeds from maturities of certificates of deposit in other financial institutions	53,716	83,500
Cash received from bank owned life insurance death benefit	—	3,790
Purchases and improvements of premises and equipment	(3,795)	(2,001)

Net cash used in investing activities	(181,576)	(219,276)

Cash flows from financing activities:
Net increase in deposits	268,994	57,411
Dividends paid	(2,329)	—
Purchase of treasury stock	(12,981)	—
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,360)	1,134
Repayments under capital lease obligations	(119)	(101)
Proceeds from borrowings	102,015	370,800
Repayments related to borrowings	(150,500)	(187,000)

Net cash provided by financing activities	203,720	242,244

Net increase in cash and cash equivalents	36,051	24,731
Cash and cash equivalents at beginning of period	50,128	25,088

Cash and cash equivalents at end of period	$86,179	49,819

Supplemental cash flow information:
Cash paid during the period for:
Interest	$22,465	19,411
Income taxes	6,943	17,863
Non-cash transaction:
Loans charged-off, net	2,048	—
Loans transferred to other real estate owned	—	1,071
See accompanying notes to the unaudited consolidated financial statements.

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
     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Subsequent events have been evaluated through November 9, 2009, which is the date the financial statements were issued.
Note 2 – Securities Available-for-Sale
     The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at September 30, 2009, and December 31, 2008 (in thousands):

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$438,315	18,670	10	456,975
Non-GSE	71,508	1,087	5,093	67,502
Real estate mortgage investment conduits (REMICs):
GSE	245,678	6,121	114	251,685
Non-GSE	121,346	3,189	527	124,008

	876,847	29,067	5,744	900,170

Other securities:
Equity investments-mutual funds	27,021	83	—	27,104
GSE bonds	104,970	113	206	104,877
Corporate bonds	108,434	1,914	—	110,348

	240,425	2,110	206	242,329

Total securities available-for-sale	$1,117,272	31,177	5,950	1,142,499

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$532,870	13,457	83	546,244
Non-GSE	65,040	359	9,621	55,778
Real estate mortgage investment conduits (REMICs):
GSE	242,557	3,049	114	245,492
Non-GSE	90,446	515	7,266	83,695

	930,913	17,380	17,084	931,209

Other securities:
Equity investments-money market mutual fund	9,025	—	—	9,025
Corporate bonds	17,319	102	70	17,351

	26,344	102	70	26,376

Total securities available-for-sale	$957,257	17,482	17,154	957,585

     The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2009 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
One through five years	$213,404	215,225

     For the nine months ended September 30, 2009, the Company had gross proceeds of $2.0 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $7,000 and $0, respectively. For the nine months ended September 30, 2008, the Company had gross proceeds of $3.3 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $10,000 and $0, respectively. The Company recognized other-than-temporary impairment charges of $1.4 million during the three and nine months ended September 30, 2009 related to one private label mortgage-backed security. The Company recognized the credit component of $176,000 in earnings and the non-credit component of $1.2 million as a component of accumulated other comprehensive income, net of tax. The Company did not record other-than-temporary impairment charges during the nine months ended September 30, 2008.
     Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2009 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Balance, beginning of period	$—	—
Additions to the credit component on debt securities in which other- than-temporary impairment was not previously recognized	176	176

Balance, end of period	$176	176

     Gross unrealized losses on mortgage-backed securities, GSE bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009, and December 31, 2008, were as follows (in thousands):

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$—	—	10	1,512	10	1,512
Non-GSE	—	—	5,093	31,435	5,093	31,435
REMICs
GSE	15	10,058	99	18,735	114	28,793
Non-GSE	527	8,154			527	8,154
GSE bonds	206	74,781			206	74,781

Total	$748	92,993	5,202	51,682	5,950	144,675

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$2	634	81	1,346	83	1,980
Non-GSE	2,708	7,290	6,913	17,525	9,621	24,815
REMICs
GSE	42	29,267	72	18,981	114	48,248
Non-GSE	7,266	68,966	—	—	7,266	68,966
Corporate bonds	70	4,298	—	—	70	4,298

Total	$10,088	110,455	7,066	37,852	17,154	148,307

     At September 30, 2009, there were eight non-GSE mortgage-backed securities in an unrealized loss position. Only three securities with an estimated fair value of $17.5 million are rated less than AAA at September 30, 2009. The first of these three securities had an estimated fair value of $5.4 million (unrealized loss of $1.4 million prior to impairment charge) and was rated CCC, the second had an estimated fair value of $5.8 million (unrealized loss of $2.6 million) and was rated Baa2, with the third having an estimated fair value of $6.3 million (unrealized loss of $1.0 million) and was rated AA. The Company continues to receive principal and interest payments in accordance with the contractual terms on each of the three securities. Management has evaluated, among other things, delinquency status, estimated prepayment speeds and the estimated default rates and loss severity in liquidating the underlying collateral for each of these three securities. As a result of management’s evaluation of these securities, the Company recognized an other-than-temporary impairment charge of $1.4 million on the $5.4 million security that was rated CCC. The credit component of $176,000 was recognized in earnings and the non-credit component of $1.2 million was recorded as a component of accumulated other comprehensive income, net of tax. The Company has no intent to sell, nor is it more likely than not than the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
     In evaluating the range of likely cash flows for the impaired private label security, the Company applied security specific, as well as market assumptions, based on the credit characteristics of the security to a cash flow model. Under certain stress scenarios estimated future losses may arise. For the security in which the Company recorded other-than-temporary impairment, the average portfolio FICO score at origination was 740 and the weighted average loan to value ratio was 70.3%. Cash flow assumptions incorporated an expected constant default rate of 6.8% and an ultimate loss on disposition of underlying collateral of 47.4%. The security’s cash flows were discounted at the security’s effective interest rate (the yield expected to be earned at date of purchase). Although management recognized other-than-temporary impairment charges on this security, the security continues to receive principal and interest payments in accordance with its contractual terms.
     Mortgage-backed securities issued or guaranteed by GSEs (eight securities) and GSE bonds (three securities) are investment grade securities. The declines in value are deemed to relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company has no intent to sell, nor is it more likely than not than the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

     The fair values of our securities could decline in the future if the underlying performance of the collateral for the mortgage-backed securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.
Note 3 – Securities Held-to-Maturity
     The following is a comparative summary of mortgage-backed securities held-to-maturity at September 30, 2009, and December 31, 2008 (in thousands):

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$4,422	146	—	4,568
REMICs:
GSE	6,561	166	—	6,727

Total securities held-to-maturity	$10,983	312	—	11,295

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$6,132	141	—	6,273
REMICs:
GSE	8,347	13	45	8,315

Total securities held-to-maturity	$14,479	154	45	14,588

The Company did not sell any held-to-maturity securities during the nine months ended September 30, 2009 or 2008.
     Gross unrealized losses on mortgage-backed securities held-to-maturity and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008, were as follows (in thousands):

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
REMICs:
GSE	$45	5,536	—	—	45	5,536

Total	$45	5,536	—	—	45	5,536

Mortgage-backed securities issued or guaranteed by GSEs are investment grade securities. Any fluctuations in value are deemed to relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. At September 30, 2009, there are no securities held-to-maturity in an unrealized loss position.
     The fair values of our securities could decline in the future if the underlying performance of the collateral for the mortgage-backed securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.
Note 4 – Net Loans Held-for-Investment
Net loans held-for-investment are as follows (in thousands):

	September 30,	December 31,
	2009	2008

Real estate loans:
Commercial mortgage	$318,573	289,123
One- to four- family residential mortgage	90,382	103,128
Construction and land	43,981	52,158
Multifamily	166,957	108,534
Home equity and lines of credit	25,432	24,182

Total real estate loans	645,325	577,125

Commercial and industrial loans	19,494	11,025
Other loans	1,404	1,339

Total commercial and industrial and other loans	20,898	12,364

Total loans held-for-investment	666,223	589,489
Deferred loan cost, net	494	495

Loans held-for-investment, net	666,717	589,984
Allowance for loan losses	(14,196)	(8,778)

Net loans held-for-investment	$652,521	581,206

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	nine months ended
	September 30,
	2009	2008

Beginning balance	$8,778	5,636
Provision for loan losses	7,466	3,114
Charge-offs, net	(2,048)	(1,014)

Ending balance	$14,196	7,736

The following table summarizes non-performing loans (in thousands):

	September 30,	December 31,
	2009	2008

Non-accruing loans	$15,997	8,552
Non-accruing loans subject to restructuring agreements	14,238	950

Total non-accruing loans	30,235	9,502
Loans 90 days or more past maturity and still accruing	5,487	137

Total non-performing loans	$35,722	9,639

Loans subject to restructuring agreements and still accruing	$7,258	—
     Loans 90 days or more past maturity are paying in accordance with their pre-maturity terms, and are considered well secured and in the process of collection. The Company has commitments of approximately $375,000 to lend additional funds to borrowers whose loans are on non-accrual status or who are past due 90 days or more and still accruing interest. These commitments will be used to fund completion of construction developments. The funding will coincide with signed commitments for the purchase of completed homes.
     Included in the above table are impaired loans of $33.7 million at September 30, 2009. At September 30, 2009, $14.8 million of these loans had allocated reserves of $2.3 million. The remaining $18.9 million had no allocated loan loss reserves. In addition, the Company recorded net charge-offs of $1.3 million related to $11.6 million of total outstanding impaired loans for the nine months ended September 30, 2009. The average balance of impaired loans was $22.9 million for the nine months ending September 30, 2009. The Company recorded $504,000 of interest income on impaired loans for the nine months ended September 30, 2009.
     Included in the above table are impaired loans of $6.6 million, at December 31, 2008. At December 31, 2008, the Company recorded $310,000 in provisions for loan losses related to $2.8 million of total outstanding impaired loans. Impaired loans outstanding for which there is no related allowance for loan losses amounted to $3.8 million. The Company recorded $0 of interest income on impaired loans for the nine months ending September 30, 2008.
Note 5 – Deposits
Deposits are as follows (in thousands):

	September 30,	December 31,
	2009	2008

Non-interest-bearing demand	$101,462	93,170
Interest-bearing negotiable orders of withdrawal (NOW)	93,642	64,382
Savings-passbook, statement, tiered, and money market	507,863	449,302
Certificates of deposit	590,466	417,585

	$1,293,433	1,024,439
	-
     Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$1,484	1,503	4,589	3,649
Certificates of deposit	2,861	2,774	9,299	9,844

	$4,345	4,277	13,888	13,493

Note 6 – Income Taxes
     The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company and the Bank also file income tax returns in the State of New Jersey. With limited exceptions, the Company is no longer subject to federal, state, and local income tax examinations by tax authorities for years prior to 2004. The following is a reconciliation of the beginning and ending gross unrecognized tax benefits for the nine months ended September 30, 2008. The Company settled all its unrecognized tax benefits in the second quarter of 2008. The amounts have not been reduced by the federal deferred tax effects of unrecognized state benefits (in thousands).

Unrecognized tax benefits at January 1, 2008	$2,700
Payments for tax positions of prior years	(2,700)

Unrecognized tax benefits at September 30, 2008	$—

The Company records interest accrued related to uncertain tax benefits as tax expense. During the three and nine months ended September 30, 2008, the Company expensed $0 and $69,000, respectively, in interest on uncertain tax positions. The Company records penalties accrued as other expenses. The Company has not accrued for penalties.
Note 7 –Equity Incentive Plan
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
     During the three and nine months ended September 30, 2009, the Company recorded $835,000 and $2.2 million of stock-based compensation, respectively. There was no stock based compensation during the three and nine months ended September 30, 2008.
     The following table is a summary of the Company’s non-vested stock options as of September 30, 2009, and changes therein during the nine months then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding- December 31, 2008	—	—	—	—
Granted	2,106,400	$3.22	$9.94	10
Forfeited	—	—	—	—

Outstanding- September 30, 2009	2,106,400	$3.27	$9.94	9.33

Exercisable- September 30, 2009	—	—	—	—

     Expected future stock option expense related to the non-vested options outstanding as of September 30, 2009 is $5.9 million over an average period of 4.3 years.
     The following is a summary of the status of the Company’s restricted shares as of September 30, 2009, and changes therein during the nine months then ended.

Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2008	—	—
Granted	836,650	$9.94
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2009	836,650	$10.04

     Expected future stock award expense related to the non-vested restricted awards as of September 30, 2009 is $7.2 million over an average period of 4.3 years.
     Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.
Note 8- Fair Value of Financial Instruments
     Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.
(a)	Cash, Cash Equivalents, and Certificates of Deposit

Cash and cash equivalents are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value. Certificates of deposit having original terms of six months or less; carrying value generally approximates fair value. Certificates of deposit with an original maturity of six months or greater the fair value is derived from discounted cash flows.

(b)	Securities

The fair values for substantially all of our securities are obtained from an independent nationally recognized third-party pricing service. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.

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

(f)	Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of off-balance-sheet commitments is insignificant and therefore not included in the following table.

(g)	Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(h)	Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair values of the Company’s significant financial instruments at September 30, 2009, and December 31, 2008, are presented in the following table (in thousands):

	September 30,		December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$86,179	86,179	50,128	50,128
Certificates of deposit in other financial institutions	—	—	53,653	53,873
Trading securities	3,345	3,345	2,498	2,498
Securities available-for-sale	1,142,499	1,142,499	957,585	957,585
Securities held-to-maturity	10,983	11,295	14,479	14,588
Federal Home Loan Bank of New York stock, at cost	6,601	6,601	9,410	9,410
Net loans held-for-investment	652,521	670,478	581,206	610,713
Loans held-for-sale	357	367	—	—

Financial liabilities:
Deposits	$1,293,433	1,296,977	1,024,439	1,027,896
Repurchase agreements and other borrowings	283,480	293,717	332,084	340,404
Advance payments by borrowers	2,463	2,463	3,823	3,823
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
Note 9 – Fair Value Measurements
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2009, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.
     The following tables summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, and December 31, 2008, respectively, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$900,170	—	900,170	—
Corporate bonds	110,348	—	110,348	—
GSE bonds	104,877	—	104,877	—
Equities	27,104	27,104	—	—

Total available-for-sale	1,142,499	27,104	1,115,395	—

Trading securities	3,345	3,345	—	—

Total	$1,145,844	30,449	1,115,395	—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$931,209	—	931,209	—
Corporate bonds	17,351	—	17,351	—
Equities	9,025	9,025	—	—

Total available-for-sale	957,585	9,025	948,560	—

Trading securities	2,498	2,498	—	—

Total	$960,083	11,523	948,560	—

     Available -for- Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist primarily of money market mutual funds.
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
     Impaired Loans: At September 30, 2009, the Company had impaired loans with outstanding principal balances of $26.4 million that were recorded at the estimated fair value of collateral, less cost to sell. The Company recorded net impairment charges of $2.0 million and $3.6 million for the three and nine months ended September 30, 2009, compared to $0 and $241,000 for the same prior periods, respectively, utilizing Level 3 inputs. Impaired assets are valued utilizing independent appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the present value of expected cash flows for non-collateral dependent loans and troubled debt restructurings.
     Other Real Estate Owned: At September 30, 2009 the Company had assets acquired through or deed-in-lieu of foreclosure of $933,000 recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Subsequent valuation adjustments to other real estate owned totaled $60,000 and $138,000 for the three and nine months ended September 30, 2009, respectively, reflective of continued deterioration in estimated fair values. Operating costs after acquisition are generally expensed.
Note 10 –Stock Repurchase Program
     On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares are expected to be held as treasury stock and available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of September 30, 2009, a total of 1,175,050 shares were purchased under this repurchase plan at a weighted average cost of $11.05.
Note 11 –Earnings Per Share
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
     The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income available to common stockholders	$3,187	3,275	8,044	12,445

Weighted average shares outstanding-basic	42,212,440	43,140,090	42,639,492	43,126,500
Effect of non-vested restricted stock and stock options outstanding	162,828	—	90,426	—
Weighted average shares outstanding-diluted	42,375,268	43,140,090	42,729,918	43,126,500

Earnings per share-basic	$0.08	0.08	0.19	0.29
Earnings per share-diluted	$0.08	0.08	0.19	0.29
Note 12 –Contingencies
     On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $5.6 million. We expect that we will be able to make the prepayment from available cash on hand.
Note 13 – Recent Accounting Pronouncements
     In accordance with ASC 105, Generally Accepted Accounting Principles, the FASB established the ASC as the source of authoritative U. S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All non-grandfathered, non-SEC accounting literature not included in the ASC will become nonauthoritative. ASC 105 is effective for the current period ended September 30, 2009 and did not have a significant effect on the Company’s consolidated financial statements.
     ASC 810, Consolidation, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly effect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement is effective January 1, 2010, and is not expected to have a significant effect on the Company’s consolidated financial statements.
     ASC 860, Transfers and Servicing, improves the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. ASC 860 eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement is effective January 1, 2010, and is not expected to have a significant effect on the Company’s consolidated financial statements.
     ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for the period ended June 30, 2009, and did not have a significant effect on the Company’s consolidated financial statements.
     These following three ASC’s (ASC 820, ASC 825 and ASC 320) were effective for the period ended June 30, 2009, and did not have a significant effect on the Company’s consolidated financial statements other than additional disclosures.
     ASC 820, Fair Value Measurements and Disclosures, provides guidance for estimating fair value in accordance when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly.
     ASC 825, Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.
     ASC 320, Investments – Debt and Equity Securities, amends previous other-than-temporary impairment guidance in generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

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
     Net income was $3.2 million for the quarter ended September 30, 2009, compared to $3.3 million for the quarter ended September 30, 2008. Basic and diluted earnings per share were $0.08 for both quarters ended September 30, 2009 and 2008. Return on average assets and return on average equity were 0.66% and 3.23%, respectively, for the quarter ended September 30, 2009, as compared to 0.82% and 3.48% for the quarter ended September 30, 2008, respectively.
     The quarter ended September 30, 2009, was highlighted by the following items:
•	Total assets increased $230.4 million to $2.0 billion at September 30, 2009, from $1.8 billion at December 31, 2008.
o	Interest-bearing deposits in other financial institutions increased $35.5 million.

o	Securities increased $182.3 million.

o	Loans held-for-investment, net increased $76.7 million.

o	Purchased certificates of deposit decreased $53.7 million.
•	Allowance for loan losses increased to $14.2 million, or 2.13% of total loans at September 30, 2009, from $8.8 million, or 1.49% of total loans at December 31, 2008.

•	Total liabilities increased $220.7 million to $1.6 billion at September 30, 2009, from $1.4 billion at December 31, 2008.
o	Deposits increased $269.0 million.
o	Borrowed funds decreased $48.6 million.

•	Stockholders’ equity increased to $396.3 million at September 30, 2009, from $386.6 million at December 31, 2008.

•	Net interest income increased $2.5 million to $14.8 million for the quarter ended September 30, 2009, as compared to $12.2 million for the quarter ended September 30, 2008.
o	Average interest-earning assets increased $318.0 million, or 21.0%, to $1.8 billion for the quarter ended September 30, 2009, from $1.5 billion for the quarter ended September 30, 2008.

o	The net interest margin decreased two basis points to 3.20% for the quarter ended September 30, 2009, as compared to 3.22% for the quarter ended September 30, 2008.
•	The provision for loan losses was $2.7 million for the quarter ended September 30, 2009, compared to $1.3 million for the quarter ended September 30, 2008.

•	Non-interest expense increased $1.7 million for the quarter ended September 30, 2009, compared to $6.7 million for the quarter ended September 30, 2008.
Comparison of Financial Condition at September 30, 2009, and December 31, 2008
     Cash and cash equivalents increased $36.1 million, or 71.9%, to $86.2 million at September 30, 2009, from $50.1 million at December 31, 2008. The Company has been maintaining increased balances in other financial institutions while it evaluates opportunities to deploy funds into higher yielding investments such as loans and securities with acceptable risk characteristics.
     Certificates of deposit in other financial institutions decreased to $0 at September 30, 2009, from $53.7 million at December 31, 2008. The decrease was attributable to maturities. When opportunities exist, the Company has deployed a strategy to fund investments in certificates of deposit in other financial institutions (fully insured by the FDIC) with similar term borrowings. Such opportunities did not exist in 2009.
     Bank owned life insurance increased $1.3 million, or 3.1%, to $43.3 million at September 30, 2009, from $42.0 million December 31, 2008. The increase was attributable to earnings on the policies for the nine months ended September 30, 2009.
     Securities available-for-sale increased $184.9 million, or 19.3%, to $1.1 billion at September 30, 2009, from $957.6 million at December 31, 2008. The increase was primarily attributable to purchases of $470.3 million, partially offset by maturities and paydowns of $309.5 million. The securities available-for-sale portfolio at September 30, 2009, included $708.7 million in mortgage-backed debt securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae.
     Securities held-to-maturity decreased $3.5 million, or 24.2%, to $11.0 million at September 30, 2009, from $14.5 million at December 31, 2008. The decrease was attributable to maturities and paydowns during the year.
     Loans held-for-investment, net, totaled $666.7 million at September 30, 2009, as compared to $590.0 million at December 31, 2008. The increase was primarily in multifamily real estate loans which increased $58.4 million, or 53.8%, to $167.0 million, from $108.5 million at December 31, 2008. Loans held-for-investment, net also increased due to an increase in commercial real estate loans of $29.5 million, or 10.2%, to $318.6 million, as well as an increase in commercial and industrial loans of $8.5 million, or 76.8%, to $19.5 million. In addition, home equity loans and lines of credit also increased $1.3 million, or 5.2%, from $24.2 million at December 31, 2008. These increases were partially offset by decreases in one-to four-family residential mortgage loans, and construction and land loans.
     Federal Home Loan Bank of New York stock, at cost, decreased $2.8 million, or 29.9%, from $9.4 million at December 31, 2008 to $6.6 million at September 30, 2009. This decrease is attributable to a decrease in borrowings outstanding with the FHLB over the same time period.

     Premises and equipment, net, increased $2.6 million, or 29.3%, to $11.5 million at September 30, 2009, from $8.9 million at December 31, 2008. The increase in premises and equipment, net, is attributable to the addition of two new branch locations and related increases in construction-in-process.
     Other assets decreased $6.5 million, or 52.4%, to $5.9 million at September 30, 2009, from $12.4 million at December 31, 2008. The decrease in other assets is attributable to a decrease in deferred tax assets which resulted from an increase in net unrealized gains on the Company’s securities portfolio from December 31, 2008, to September 30, 2009.
     Deposits increased $269.0 million, or 26.3%, to $1.3 billion at September 30, 2009, from $1.0 billion at December 31, 2008. The increase in deposits in 2009 was primarily due to an increase of $172.9 million in certificates of deposit and an increase of $96.1 million in other deposit categories (interest bearing negotiable orders of withdrawal, savings-passbook, statement, tiered and money market).
     Borrowings decreased $48.6 million, or 14.6%, to $283.5 million at September 30, 2009, from $332.1 million at December 31, 2008. The decrease in borrowings is primarily attributable to maturities during the year and the Company utilizing increased deposits to fund operations.
     Total stockholders’ equity increased to $396.3 million at September 30, 2009, from $386.6 million at December 31, 2008. The increase was primarily attributable to net income of $8.0 million for the nine months ended September 30, 2009, and an increase in other comprehensive income of $14.3 million, related primarily to a decrease in market interest rates that resulted in an increase in the estimated fair values of our securities available-for-sale portfolio. These increases were partially offset by $13.0 million in stock repurchases and approximately $2.3 million of dividends declared for the nine months ended September 30, 2009.
Comparison of Operating Results for the Three Months Ended September 30, 2009, and 2008
     Net income. Net income remained relatively flat for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, decreasing $88,000 between the two periods. Net interest income increased $2.5 million, or 20.7%, which was more than offset by an increase of $1.4 million, or 113.4%, in provision for loan losses coupled with an increase of non-interest expense of $1.7 million, or 25.8%, which was attributable, in part, to an increase of $525,000 in compensation expense related to equity awards granted in January 2009, an increase of approximately $774,000 related to deferred compensation expense, and an increase of $379,000 in FDIC deposit insurance expense.
     Interest income. Interest income increased $2.8 million, or 14.8%, to $21.9 million for the three months ended September 30, 2009, from $19.0 million for the three months ended September 30, 2008. The increase in interest income was primarily the result of an increase in average interest-earning assets of $318.0 million, or 21.0%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $124.7 million, or 23.3%, an increase in securities (other than mortgage-backed securities) of $116.7 million, or 358.7%, and an increase in average mortgage-backed securities of $83.7 million, or 10.0%. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.01% for the three months ended September 30, 2008, to 4.74% for the three months ended September 30, 2009. The rates earned on all asset categories other than FHLB stock decreased due to the general decline in market interest rates for these asset types. The rate earned on Federal Home Loan Bank of New York stock, increased from 6.25% for the quarter ended September 30, 2008, to 6.35% for the quarter ended September 30, 2009.
     Interest expense. Interest expense increased $286,000, or 4.2%, to $7.1 million for the three months ended September 30, 2009, from $6.8 million for the three months ended September 30, 2008. The increase was attributable to an increase in interest expense on deposits of $68,000, or 1.6%, and an increase in interest expense on borrowings of $218,000, or 8.7%. The increase in interest expense on deposits was attributable to average interest-bearing deposits increasing $296.9 million, or 36.3%, to $1.1 billion for the three months ended September 30, 2009, as compared to $817.0 million for the three months ended September 30, 2008. The increase in average interest-bearing deposits was partially offset by a decrease in cost of 53 basis points, or 25.5%, to 1.55%, reflecting lower market interest rates for short-term deposits. The increase in interest expense on borrowings was attributable to the average balance of borrowings increasing $7.0 million, or 2.3%, to $306.3 million for the three months ended September 30, 2009, from $299.4 million for the three months ended September 30, 2008, and an increase in the cost of borrowings of 20 basis points to 3.54% as a result of extending borrowings.

     Net Interest Income. Net interest income was $14.8 million for the quarter ended September 30, 2009, an increase of $2.5 million, or 20.7%, from $12.2 million for the quarter ended September 30, 2008. The increase in net interest income was primarily due to an increase in total average interest-earning assets of $318.0 million, or 21.0%, partially offset by a decrease in the net interest margin of two basis points.
     Provision for Loan Losses. We establish a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan, and the levels of delinquent loans. The Company generally obtains an independent appraisal on properties that it takes a mortgage on. When a loan exhibits significant credit weaknesses, or is placed on non-accrual status, , we evaluate the original appraisal and make a determination if obtaining an updated appraisal is meaningful at that time. Factors considered in that determination include date of original appraisal and the ability of the appraiser to enter the property to adequately perform an evaluation. If it is determined that it is not meaningful to obtain a new appraisal appropriate adjustments are made to the original appraisal for declines in real estate values. Additionally, management adjusts the appraised values whether or not a new appraisal is obtained for other downward adjustments which include quick sale discounts and estimated costs to sell. The Company generally obtains updated appraisals immediately prior to foreclosure sale. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a quarterly basis.
     The provision for loan losses for the quarter ended September 30, 2009, was $2.7 million, as compared to $1.3 million for the quarter ended September 30, 2008. The increase related to an increase in total loans outstanding, an increase in non-performing loans, impairment losses on specific loans, including non-performing loans, as well as increases in general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio in recognition of the current economic environment and real estate market, as well as charge-off and non-performing experience in the Company’s loan portfolio. We recorded net charge-offs of $600,000 and $1.0 million for the three months ended September 30, 2009, and 2008, respectively. The allowance for loan losses was $14.2 million, or 2.13% of loans held for investment, net at September 30, 2009, compared to $8.8 million, or 1.49% of loans held for investment, net at December 31, 2008.
     Nonperforming loans totaled $35.7 million (5.36% of total loans) at September 30, 2009, $31.0 million (4.71% of total loans) at June 30, 2009, $24.1 million (3.86% of total loans) at March 31, 2009, and $9.6 million, (1.63% of total loans) at December 31, 2008. The following table also shows for the same dates troubled debt restructurings on which interest is accruing.
(in thousands)

	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008
Non-accruing loans	$15,997	16,016	13,166	8,552
Non-accruing loans subject to restructuring agreements	14,238	11,494	9,650	950

Total non-accruing loans	30,235	27,510	22,816	9,502
Loans 90 days or more past maturity and still accruing	5,487	3,483	1,281	137

Total non-performing loans	35,722	30,993	24,097	9,639
Other real estate owned	933	993	1,071	1,071

Total non-performing assets	$36,655	31,986	25,168	10,710

Loans subject to restructuring agreements and still accruing	$7,258	6,838	2,414	—
     Non-accruing loans subject to restructuring agreements increased to $14.2 million at September 30, 2009. These related primarily to loans that were accruing but were demonstrating weaknesses that management believed warranted formal restructurings, with the objective of maximizing the ultimate collectability of the loans. Based on a borrower’s payment performance prior to the restructuring and various other uncertainties, including changes in the current economic environment, management deemed it appropriate to place certain of these loans on a non-

accrual status, and recognize interest income on a cash basis, as appropriate, until the borrowers demonstrate sustained performance under the restructured terms. At September 30, 2009, total non-accruing loans subject to restructuring agreements that were performing in accordance with the restructured terms amounted to $10.1 million, or 70.2%, of the $14.2 million outstanding. In addition, loans 90 days or more past maturity and still accruing interest increased to $5.5 million. These loans are current as to the original contractual interest payment terms, are considered well secured, and are currently in the process of renewal.
     Total non-accruing loans of $30.2 million, consist of the following categories at September 30, 2009: $18.6 million in commercial real estate loans, $6.4 million in construction and land loans, $1.9 million in one- to four-family real estate loans, $1.7 million in multifamily real estate loans, $1.6 million in commercial and industrial loans, and $98,000 in home equity and lines of credit. Included in the $16.0 million of non-accruing loans is a $5.1 million commercial real estate loan that was performing in accordance with its original contractual terms at September 30, 2009 that was placed on non-accrual status due to sustained financial weakness of the borrower.
     Non-interest Income. Non-interest income increased $537,000, or 65.5%, to $1.4 million for the three months ended September 30, 2009, from $820,000 for the three months ended September 30, 2008. The increase was primarily due to an increase of $774,000 in gain on securities transactions, net, to $337,000 for the three months ended September 30, 2009, from a loss of $437,000 for the three months ended September 30, 2008. The $337,000 gain on securities transactions, net is related to an increase in gains on trading securities related to our deferred compensation plan with a corresponding offset to compensation expense, resulting in no effect on net income. This increase was partially offset by an other-than-temporary impairment charge of $176,000 recorded in connection with the credit related impairment of a private-label mortgage-backed security during the quarter ended September 30, 2009.
     Non-interest Expense. Total non-interest expense increased $1.7 million, or 25.8%, to $8.4 million at September 30, 2009, as compared to $6.7 million for the quarter ended September 30, 2008. The increase was caused, in part, by higher employee compensation and benefits of $1.6 million, due primarily to an increase of $585,000 associated with equity awards granted on January 30, 2009 and an increase of approximately $774,000 related to deferred compensation expense, coupled with higher health care costs, and merit and market salary adjustments effective January 1, 2009. Non-interest expense also was higher due to increased FDIC insurance costs of $372,000 due to higher insurance rates and increased deposit balances subject to these rates.
     Income Tax Expense. The Company recorded income tax expense of $1.8 million for both quarters ended September 30, 2009, and 2008. The effective tax rate for the quarter ended September 30, 2009 was 36.0% as compared to 35.6% for the quarter ended September 30, 2008. The increase in the effective tax rate was the result of a higher level of taxable income in 2009, as compared to 2008 due to non-deductible compensation expense related to the Company’s incentive stock options granted in January 2009.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Quarter Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Interest-earning assets:
Loans	$659,247	$10,251	6.17%	$534,587	$8,337	6.20%
Mortgage-backed securities	922,723	10,382	4.46	838,985	9,426	4.47
Other securities	149,291	1,024	2.72	32,543	246	3.01
Federal Home Loan Bank of New York stock	7,056	113	6.35	12,930	203	6.25
Interest-earning deposits in financial institutions	91,970	85	0.37	93,222	822	3.51

Total interest-earning assets	1,830,287	21,855	4.74	1,512,267	19,034	5.01
Non-interest-earning assets	95,418			79,473

Total assets	$1,925,705			$1,591,740

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$576,055	1,484	1.02	$461,396	1,503	1.30
Certificates of deposit	537,865	2,861	2.11	355,627	2,774	3.10

Total interest-bearing deposits	1,113,920	4,345	1.55	817,023	4,277	2.08
Borrowed funds	306,335	2,733	3.54	299,358	2,515	3.34

Total interest-bearing liabilities	1,420,255	7,078	1.98	1,116,381	6,792	2.42
Non-interest bearing deposit accounts	100,299			88,749
Accrued expenses and other liabilities	13,144			11,914

Total liabilities	1,533,698			1,217,044
Stockholders’ equity	392,007			374,696

Total liabilities and stockholders’ equity	$1,925,705			$1,591,740

Net interest income		$14,777			$12,242

Net interest rate spread (2)			2.76			2.59
Net interest-earning assets (3)	$410,032			$395,886

Net interest margin (4)			3.20			3.22
Average interest-earning assets to interest-bearing liabilities			128.87			135.46

(1)	Average yields and rates for the quarter ended September 30, 2009 and 2008, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2009, and 2008
     Net income. Net income for the nine months ended September 30, 2009, decreased $4.4 million, or 35.4%, as compared to the same prior year period. The decrease in net income for the nine months ended September 30, 2009, was due primarily to a $2.5 million, nontaxable, death benefit realized on bank owned life insurance during the nine months ended September 30, 2008, and an increase in the provision for loan losses of $4.4 million, from $3.1 million for nine months ended September 30, 2008, to $7.5 million for the nine months ended September 30, 2009. The increases in the provision for loan losses in the current year were due primarily to an increase in total loans outstanding, an increase in non-performing loans, impairment losses on specific loans, including non-performing loans, as well as increases in general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio in recognition of the current economic environment and real estate market, as well as charge-off and non-performing experience in the Company’s loan portfolio.
     Net income for the nine months ended September 30, 2009, was also negatively affected by an increase in non-interest expense of $6.6 million. FDIC deposit insurance expense increased $1.8 million for the nine months ended September 30, 2009, of which approximately $770,000 related to the FDIC’s special assessment recognized in the second quarter of 2009. Non-interest expense also increased in 2009 due to an increase of $3.6 million in compensation and employee benefits expense, which included $1.6 million for equity awards and an increase of approximately $1.3 million related to deferred compensation expense. Non-interest expense also increased in 2009 due to higher levels of professional fees associated with loan restructurings and collection efforts, increases in personnel, and higher premises and equipment costs associated with additional back office operation leasehold improvements, branch improvements, and lease payments on future branch locations. These increases in expense were partially offset by an increase in net interest income of $7.0 million, or 20.4%, from $34.4 million for the nine months ended September 30, 2008, to $41.4 million for the nine months ended September 30, 2009.
     Interest income. Interest income increased $8.9 million, or 16.4%, to $63.4 million for the nine months ended September 30, 2009, from $54.4 million for the nine months ended September 30, 2008. The increase in interest income was primarily the result of an increase in average interest-earning assets of $297.6 million, or 20.6%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $154.7 million, or 32.3%, an increase in average mortgage-backed securities of $114.1 million, or 14.0%, and an increase in other investment securities of $43.5 million, or 109.5%. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned from 5.02% for the nine months ended September 30, 2008, to 4.85% for the nine months ended September 30, 2009. The rate earned on the Company’s loan portfolio, interest-earning deposits in other financial institutions, and corporate bonds, GSE bonds, and money market mutual funds, decreased due to the general decline in market interest rates for these asset types. These decreases were partially offset by a 21 basis point increase in the rate earned on mortgage-backed securities, from 4.47% for the nine months ended September 30, 2008, to 4.68% for the nine months ended September 30, 2009, due to the purchase of higher yielding private label securities.
     Interest expense. Interest expense increased $1.9 million or 9.5%, to $22.0 million for the nine months ended September 30, 2009, from $20.1 million for the nine months ended September 30, 2008. The increase was attributable to an increase in interest expense on deposits of $395,000, or 2.9%, and an increase in interest expense on borrowings of $1.5 million, or 23.0%. The increase in interest expense on deposits was attributable to average interest-bearing deposits increasing $242.4 million, or 30.6%, to $1.0 billion for the nine months ended September 30, 2009, as compared to $791.4 million for the nine months ended September 30, 2008. The increase in interest expense, due to an increase in average interest-bearing deposits, was partially offset by a decrease in cost of funds of 48 basis points, or 21.1%, to 1.80%, reflecting lower market interest rates. The increase in interest expense on borrowings was attributable to the average balance of borrowings increasing $47.1 million, or 18.6%, to $301.1 million for the nine months ended September 30, 2009, from $254.0 million for the nine months ended September 30, 2008, and an increased cost of borrowings of 13 basis points to 3.59% as a result of extending borrowing terms.
     Net Interest Income. Net interest income increased $7.0 million, or 20.4%, to $41.4 million for the nine months ended September 30, 2009, from $34.4 million for the nine months ended September 30, 2008. The increase in net interest income was primarily the result of an increase in total average interest-earning assets of $297.6 million, or 20.6%, as the net interest margin at 3.17% was unchanged for the nine months ended September 30, 2009 and 2008.

     Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2009, was $7.5 million, as compared to $3.1 million for the prior year period. The increase related to an increase in total loans outstanding, an increase in non-performing loans, impairment losses on specific loans, including non-performing loans, as well as increases in general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio in recognition of the current economic environment and real estate market. We recorded net charge-offs of $2.0 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.
     Non-interest Income. Non-interest income decreased $1.6 million, or 29.1%, to $3.9 million for the nine months ended September 30, 2009, from $5.4 million for the nine months ended September 30, 2008. The decrease in non-interest income was due primarily to a $2.5 million, nontaxable, death benefit realized on bank owned life insurance during the nine months ended September 30, 2008, partially offset by an increase of $1.3 million in gain on securities, net, to $477,000 for the nine months ended September 30, 2009, from a loss of $780,000 for the nine months ended September 30, 2008, related to gains on trading securities associated with the Company’s deferred compensation plan.
     Non-interest Expense. Total non-interest expense increased $6.6 million, or 35.7%, to $25.3 million for the nine months ended September 30, 2009, as compared to $18.6 million for the nine months ended September 30, 2008. The increase was caused, in part, by higher employee compensation and benefits of $3.6 million, which included $1.6 million for equity awards granted on January 30, 2009 and an increase of approximately $1.3 million related to deferred compensation expense, coupled with higher health care costs, and merit and market salary adjustments effective January 1, 2009. Non-interest expense also was higher due to increased FDIC insurance costs of $1.8 million, due to higher insurance rates, increased deposit balances subject to these rates, and a special assessment levied on all FDIC-insured institutions, which for us was $770,000. Occupancy, and furniture and equipment costs also increased $727,000, and were associated with the Company’s new operations center, leases on two new branch locations, and depreciation related to premises renovations, as well as increased maintenance and repairs.
     Income Tax Expense. The Company recorded income tax expense of $4.4 million and $5.6 million for the nine months ended September 30, 2009, and 2008, respectively. The effective tax rate for the nine months ended September 30, 2009, was 35.6%, as compared to 31.1% for the nine months ended September 30, 2008. The increase in the effective tax rate was the result of a higher level of taxable income in 2009, as compared to 2008. The nine months ended September 30, 2008, included $3.8 million of income from bank owned life insurance as compared to $1.3 million for the nine months ended September 30, 2009. Income on bank owned life insurance in 2008 included a $2.5 million, nontaxable, death benefit. In addition, non-deductible compensation expense related to the Company’s incentive stock options granted in January 2009.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Interest-earning assets:
Loans	$633,660	$28,075	5.92%	$478,966	$22,723	6.34%
Mortgage-backed securities	926,679	32,420	4.68	812,586	27,197	4.47
Other securities	83,284	1,828	2.93	39,752	1,182	3.97
Federal Home Loan Bank of New York stock	7,670	300	5.23	12,021	538	5.98
Interest-earning deposits in financial institutions	93,857	727	1.04	104,227	2,806	3.60

Total interest-earning assets	1,745,150	63,350	4.85	1,447,552	54,446	5.02
Non-interest-earning assets	92,182			81,880

Total assets	$1,837,332			$1,529,432

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$551,009	4,589	1.11	$418,256	3,649	1.17
Certificates of deposit	482,796	9,299	2.58	373,149	9,844	3.52

Total interest-bearing deposits	1,033,805	13,888	1.80	791,405	13,493	2.28
Borrowed funds	301,110	8,087	3.59	253,974	6,573	3.46

Total interest-bearing liabilities	1,334,915	21,975	2.20	1,045,379	20,066	2.56
Non-interest bearing deposit accounts	97,980			95,855
Accrued expenses and other liabilities	14,425			13,779

Total liabilities	1,447,320			1,155,013
Stockholders’ equity	390,012			374,419

Total liabilities and stockholders’ equity	$1,837,332			$1,529,432

Net interest income		$41,375			$34,380

Net interest rate spread (2)			2.65			2.46
Net interest-earning assets (3)	$410,235			$402,173

Net interest margin (4)			3.17			3.17
Average interest-earning assets to interest-bearing liabilities			130.73			138.47

(1)	Average yields and rates for the nine months ended September 30, 2009 and 2008, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis, The Bank’s borrowed funds, excluding capitalized lease obligations, were $281.3 million at September 30, 2009, at a weighted average interest rate of 3.67%. A total of $55.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, were $329.8 million at December 31, 2008. The Company has two lines of credit with the FHLB. Each line has a limit of $100.0 million. At September 30, 2009, the Company has $200.0 million available for use. Additionally, the Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window utilizing unencumbered securities of approximately $290 million at September 30, 2009. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At September 30, 2009 and December 31, 2008, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
	Actual	Adequacy	Action
	Ratio	Purposes	Provisions
As of September 30, 2009:
Tangible capital to tangible assets	14.36%	1.50%	NA %
Tier 1 capital (core) — (to adjusted assets)	14.36	4.00	5.00
Total capital (to risk- weighted assets)	29.73	8.00	10.00

As of December 31, 2008:
Tangible capital to tangible assets	15.98%	1.50%	NA %
Tier 1 capital (core) — (to adjusted assets)	15.98	4.00	5.00
Total capital (to risk- weighted assets)	34.81	8.00	10.00
During the quarter ended September 30, 2009, Northfield Bank paid a dividend of $14.0 million to Northfield Bancorp, Inc.
Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

     The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2009:

			One to less	Three to
		Less than	than Three	less than	Five Years
Contractual Obligation	Total	One Year	Years	Five Years	and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$281,300	55,000	75,000	148,800	2,500
Commitments to originate loans	$38,811	38,811	—	—	—
Commitments to fund unused lines of credit	$21,383	21,383	—	—	—
     Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements. Commitments generally have a fixed expiration or other termination clauses which may or may not require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
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
     Shortening the average term of our interest-earning assets by increasing our investments in shorter-term assets, as well as loans with variable interest rates, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates.
     Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, or 300 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. For example an increase in interest rates from 3% to 4% would mean, a 100 basis point increase in the “Change in Interest Rates” column below.
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

     The tables below set forth, as of September 30, 2009, our calculation of the estimated changes in our NPV and net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (in thousands).

	NPV
					Estimated
Change in	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Interest Rates	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
(basis points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change
+300	$1,853,891	$1,487,076	$366,815	$(79,722)	19.79%	(4.75)%
+200	1,903,184	1,510,122	393,062	(53,475)	20.65%	(2.71)%
+100	1,954,026	1,533,941	420,085	(26,452)	21.50%	(0.81)%
0	2,005,108	1,558,571	446,537	—	22.27%	—
-100	2,037,583	1,582,693	454,890	8,353	22.32%	(1.28)%
     The table above indicates that at September 30, 2009, in the event of a 300 basis point increase in interest rates, we would experience a 248 basis point decrease in NPV ratio (19.79% less 22.27%), and a 4.75% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 5 basis point increase in NPV ratio (22.32% less 22.27%) and a 1.28% decrease in net interest income. Our internal policies provide that, in the event of a 300 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 8.5% of estimated present value of assets. As of September 30, 2009, we were within the Board approved policy.
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

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 4T. CONTROLS AND PROCEDURES
     Registrant is an accelerated filer and reports under Item 4.

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
     The FDIC Has Proposed Regulations that Would Require Us To Pre-Pay Our Federal Deposit Insurance Premiums.
     On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $5.6 million. We expect that we will be able to make the prepayment from available cash on hand.
     A Legislative Proposal Has Been Introduced that Would Eliminate Our Primary Federal Regulator, Require the Bank To Convert to a National Bank or State Bank, and Require Northfield Bancorp, MHC and the Company To Become Bank Holding Companies.
     The House Financial Services Committee has released a draft of proposed restructuring legislation that would implement sweeping changes to the current bank regulatory structure. The proposed legislation, developed in conjunction with the U.S. Treasury Department, would establish a Financial Services Oversight Council and merge our primary regulator, the Office of Thrift Supervision, into the Office of the Comptroller of the Currency, the primary federal regulator for national banks. The proposal also contemplates that a division of thrift supervision within the Office of the Comptroller of the Currency would regulate federal thrifts. The proposal, if adopted, also would subject all holding companies of thrifts such as Northfield Bancorp, Inc. and Northfield Bancorp, MHC to regulation by the Federal Reserve to be regulated as bank holding companies, as opposed to regulation by the Office of Thrift Supervision as savings and loan holding companies.
     As previously reported, the Federal Reserve’s current policy is to prohibit mutual holding companies from waiving the receipt of dividends so long as the subsidiary savings bank is well capitalized. Moreover, Office of Thrift Supervision regulations provide that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve becomes the exclusive regulator of mutual holding companies, and the Federal Reserve retains its current policy regarding dividend waivers by mutual holding companies, Northfield Bancorp, MHC would not be permitted to waive the receipt of dividends declared by the Company. This could have an adverse impact on the Company’s financial condition and, consequently, could have an adverse impact on the value of our common stock.
     Continued or Further Declines in the Value of Certain Investment Securities Could Require Write-Downs, Which Would Reduce Our Earnings
     Our securities portfolio includes securities that have declined in value due to negative perceptions about the health of the financial sector in general and the lack of liquidity for securities that are real estate related. These securities include private label mortgage-backed securities. A prolonged decline in the value of these securities could result in an other-than-temporary impairment write-down which would reduce our earnings.

     A Legislative Proposal Has Been Introduced that Would Limit Fees Banks Could Charge for Overdrafts.
     Congress has introduced legislation that would limit the fees Banks could charge for overdrafts which could a have an impact on our financial position. For the nine months ended September 30, 2009, the Company recorded approximately $1.0 million in fees from overdrafts.
     We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease
     Pursuant to ASC 350, Intangibles — Goodwill and Other, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our shares of common stock or our regulatory capital levels.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
     The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended September 30, 2009.

			Total Number of Shares
	Total Number of		Purchased as Part of
	Shares	Average Price Paid	Publicly
Period	Repurchased	Per Share	Announced Plan
July	96,700	$11.48	96,700
August	220,500	12.26	220,500
September	85,500	12.40	85,500

	402,700	$12.10	402,700

(1)	On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. This program has no expiration date and has 1,065,103 shares yet to be purchased at September 30, 2009.
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

Date: November 9, 2009	NORTHFIELD BANCORP, INC. (Registrant)
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