Form 10-K
period 2009-12-31
Northfield Bancorp, Inc.
filed 2010-03-16
CIK 1401700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33732

Northfield Bancorp, Inc.
(Exact name of registrant as specified in its charter)

United States of America (State or other jurisdiction of incorporation or organization)	42-1572539 (I.R.S. Employer Identification No.)
1410 St. Georges Avenue, Avenel, New Jersey (Address of Principal Executive Offices)	07001 Zip Code

(732) 499-7200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2009 was $221,368,111.

As of March 8, 2010, there were outstanding 43,728,268 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

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

These forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board (FASB), or other promulgating authorities;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation, and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Northfield Bancorp, MHC

Northfield Bancorp, MHC is a federally-chartered mutual holding company and owns 56.12% of the outstanding shares of common stock of Northfield Bancorp, Inc., as of December 31, 2009. Northfield Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of Northfield Bancorp, Inc., and does not intend to expand its business activities at this time. So long as Northfield Bancorp, MHC exists, it is required to own a majority of the voting stock of Northfield Bancorp, Inc. The home office of Northfield Bancorp, MHC is located at 1731 Victory Boulevard, Staten Island, New York, and its telephone number is (718) 448-1000. Northfield Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Northfield Bancorp, Inc.

Northfield Bancorp, Inc. is a federal corporation that completed its initial public stock offering on November 7, 2007. Northfield Bancorp, Inc.’s home office is located at 1410 St. Georges Avenue, Avenel, New Jersey 07001 and the telephone number is (732) 499-7200. Northfield Bancorp, Inc.’s significant business activities have been holding the common stock of Northfield Bank (the Bank) and investing the proceeds from its initial public offering. Northfield Bancorp, Inc., as the holding company of Northfield Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for subsidiaries of federally-chartered mutual holding companies, which may include the acquisition of banking and financial services companies. We have no plans for any mergers or acquisitions, or other diversification of the activities of Northfield Bancorp, Inc. at the present time. In addition to the Bank, Northfield Bancorp, Inc. also owns Northfield Investments, Inc., a New Jersey investment company, which currently is inactive. When we use the term “Company,” “We,” or “Our” we are referring to the activities of Northfield Bancorp, Inc. and its consolidated subsidiaries. When we refer to the holding company we are referring to the stand-alone activities of Northfield Bancorp, Inc. When we refer to the “Bank” we are referring to the activities of Northfield Bank and its consolidated subsidiaries.

Our cash flow depends on earnings on our investments and from dividends received from Northfield Bank. Northfield Bancorp, Inc. neither owns nor leases any property from outside parties, but instead uses the premises, equipment, and furniture of Northfield Bank. At the present time, we employ as officers only certain persons who are also officers of Northfield Bank and we use the support staff of Northfield Bank from time to time. These persons are not separately compensated by Northfield Bancorp, Inc. Northfield Bancorp, Inc. reimburses Northfield Bank for significant costs incurred by the Bank on its behalf. Northfield Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Northfield Bank

Northfield Bank was organized in 1887 and is currently a federally chartered savings bank. Northfield Bank conducts business primarily from its home office located at 1731 Victory Boulevard, Staten Island, New York, its operations center located at 581 Main Street, Woodbridge, NJ, and its 17 additional branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond (Staten Island) and Kings (Brooklyn) and the New Jersey counties of Union and Middlesex. The telephone number at Northfield Bank’s home office is (718) 448-1000.

Northfield Bank’s principal business consists of originating commercial real estate loans and multifamily real estate loans, purchasing investment securities including mortgage-backed securities and corporate bonds, as well as depositing funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, one- to four-family residential mortgage loans, and home equity loans and lines of credit. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transactions deposit accounts (Negotiable Orders of Withdrawal (NOW) accounts and non-interest bearing demand accounts), individual retirement accounts, and to a lesser extent when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also uses borrowed funds as a source of funds, principally from the Federal Home Loan Bank of New York (FHLB). In addition to traditional banking services, Northfield Bank offers insurance products through NSB Insurance Agency, Inc. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans and other real estate related investments.

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

Market Area and Competition

We have been in business for over 122 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, and telephone and internet banking capabilities. We consider our competitive products and pricing, branch network, reputation for superior customer service, and financial strength, as our major strengths in attracting and retaining customers in our market areas.

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

In addition, turmoil in the United States and world economies, and more specifically in the financial services industry, has resulted in financial services companies such as investment banking institutions, and automobile and real estate finance companies, electing to become bank holding companies. These financial services companies have traditionally received their funding from sources other than insured bank deposits. Many of the alternative funding sources traditionally utilized by these companies are no longer available and has resulted in these companies relying more on insured bank deposits to fund their operations, increasing competition for deposits and related costs of such deposits.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in the New York Counties of Richmond (Staten Island) and Kings (Brooklyn), and Union and Middlesex Counties in New Jersey. As of June 30, 2009 (the latest date for which information is publicly available), we ranked fifth in deposit market share, with an 8.85% market share, in Staten Island, with 0.09% market share in Brooklyn, New York. In Middlesex and Union Counties in New Jersey, as of June 30, 2009, we had a combined market share of 0.69%.

While the disruption in the financial markets has negatively impacted the banking industry, it has created other opportunities for the Bank. With many lenders reducing the amount of loans being made, we continued lending to qualified borrowers and increased the number of new customers and new loans. While our lending has increased in this difficult environment, we remain focused on maintaining our loan underwriting standards. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. The continued deterioration in the economy could make it more difficult in the future to maintain the loan growth we experienced during 2009.

Lending Activities

Our principal lending activity is the origination of multifamily real estate loans and commercial real estate loans. We also originate one- to four-family residential real estate loans, construction and land loans, commercial and industrial loans, and home equity loans and lines of credit. In October 2009, we began to offer loans to finance premiums on insurance policies, including commercial property and casualty, and professional liability insurance.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $0, $0, $270,000, $125,000, and $0 at December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
Commercial	$327,802	44.99%	$289,123	49.05%	$243,902	57.50%	$207,680	50.75%	$165,657	42.72%
One- to four-family residential	90,898	12.48	103,128	17.49	95,246	22.45	107,572	26.29	127,477	32.87
Construction and land	44,548	6.11	52,158	8.85	44,850	10.57	52,124	12.74	52,890	13.64
Multifamily	178,401	24.48	108,534	18.41	14,164	3.34	13,276	3.24	14,105	3.64
Home equity and lines of credit	26,118	3.58	24,182	4.10	12,797	3.02	13,922	3.40	16,105	4.15
Commercial and industrial loans	19,252	2.64	11,025	1.87	11,397	2.69	11,022	2.70	8,068	2.08
Insurance premium loans	40,382	5.54	—	—	—	—	—	—	—	—
Other loans	1,299	0.18	1,339	0.23	1,842	0.43	3,597	0.88	3,510	0.90

Total loans	728,700	100.00%	589,489	100.00%	424,198	100.00%	409,193	100.00%	387,812	100.00%

Other items:
Deferred loan costs (fees), net	569		495		131		(4)		(345)
Allowance for loan losses	(15,414)		(8,778)		(5,636)		(5,030)		(4,795)

Net loans held-for-investment	$713,855		$581,206		$418,693		$404,159		$382,672

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2010. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial Real Estate		One- to Four-Family Residential		Construction and Land		Multifamily
		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Due during the years ending December 31,
2010	$5,806	4.03%	$24	6.61%	$22,322	5.96%	$5,496	6.00%
2011	6,219	6.52	123	6.19	12,084	6.45	304	6.93
2012	1,377	7.02	1,068	5.72	—	—	—	—
2013 to 2014	2,032	6.56	2,788	5.57	284	5.50	549	6.39
2015 to 2019	8,129	6.55	21,032	5.25	157	7.75	716	6.29
2020 to 2024	27,460	6.29	10,687	5.48	137	7.75	13,952	6.64
2025 and beyond	276,779	6.48	55,176	5.66	9,564	5.57	157,384	5.96

Total	$327,802	6.43%	$90,898	5.54%	$44,548	6.02%	$178,401	6.02%

	Home Equity and Lines of Credit		Commercial and Industrial		Insurance Premium		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due during the years ending December 31,
2010	$616	6.67%	$7,457	6.23%	$40,349	6.84%	$1,229	2.89%	$83,299	6.24%
2011	16	5.48	1,033	5.63	13	7.50	70	7.00	19,862	6.44
2012	1,227	6.74	391	7.43	20	9.20	—	—	4,083	6.65
2013 to 2014	1,627	5.25	1,347	5.99	—	—	—	—	8,627	5.86
2015 to 2019	4,376	5.70	3,207	7.41	—	—	—	—	37,617	5.80
2020 to 2024	6,527	5.58	5,078	6.90	—	—	—	—	63,841	6.21
2025 and beyond	11,729	4.89	739	6.25	—	—	—	—	511,371	6.18

Total	$26,118	5.35%	$19,252	6.58%	$40,382	6.84%	$1,299	3.11%	$728,700	6.17%

The Company has a total of $511.4 million in loans due to mature in 2025 and beyond, of which $33.5 million or 6.6%, are fixed rate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009, that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed Rate	Adjustable Rate	Total
		(In thousands)

Real estate loans:
Commercial	$21,538	$300,458	$321,996
One- to four-family residential	49,528	41,346	90,874
Construction and land	8,403	13,823	22,226
Multifamily	9,089	163,816	172,905
Home equity and lines of credit	15,487	10,015	25,502
Commercial and industrial loans	3,343	8,452	11,795
Insurance premium loans	33	—	33
Other loans	70	—	70

Total loans	$107,491	$537,910	$645,401

Commercial Real Estate Loans.  Commercial real estate loans totaled $327.8 million, or 44.99% of our loan portfolio as of December 31, 2009. Commercial real estate loans at December 31, 2009 included $31.1 million secured primarily by hotels and motels, $57.0 million secured by office buildings, and $65.5 million secured by manufacturing buildings. Approximately $152.1 million of our commercial real estate loans are owner-occupied businesses. At December 31, 2009, our commercial real estate loan portfolio consisted of 327 loans with an average loan balance of approximately $1.0 million although there are a large number of loans with balances substantially greater than this average. At December 31, 2009, our largest commercial real estate loan had a principal balance of $9.7 million, and was secured by a hotel. At December 31, 2009, this loan was performing in accordance with its original contractual terms.

Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

Our commercial real estate loans typically amortize over 20- to 25-years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board. Variable rate loans originated during

2009, have generally been indexed to the five year London Interbank Offering Rate (LIBOR) swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be repaid in the first three to five years.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of the property’s appraised value or purchase price. Certain single use property types have lower loan to appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor, where applicable, and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans are referred by brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

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

Multifamily Real Estate Loans.  In recent years, the Company has focused on originating multifamily real estate loans. Loans secured by multifamily and mixed use properties totaled approximately $178.4 million, or 24.48% of our total loan portfolio, at December 31, 2009. Mixed use properties classified as multifamily are defined by the Company as having more than four residential family units and a business or businesses. At December 31, 2009, we had 219 multifamily real estate loans with an average loan balance of approximately $815,000. At December 31, 2009, our largest multifamily real estate loan had a principal balance of $7.9 million and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our market areas.

Our multifamily real estate loans typically amortize over 20- to 30-years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board. Variable rate loans originated during 2009 generally have been indexed to the five year LIBOR swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the first three to five years.

In underwriting multifamily real estate loans, we consider a number of factors, including the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), the age and condition of the collateral, the financial resources and income level of the borrower, and the borrower’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. Due to competitor considerations, we typically do not obtain personal guarantees from multifamily real estate borrowers.

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

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled, on October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cashflows. Based on management’s assessment of its multifamily loan portfolio, it believes that only one loan may be affected by the recent ruling regarding J-51. The loan has a principal balance of $7.9 million at December 31, 2009, and is correct to its original contractual terms.

Construction and Land Loans.  At December 31, 2009, construction and land loans totaled $44.5 million, or 6.11% of total loans receivable. At December 31, 2009, the additional unadvanced portion of these construction loans totaled $7.7 million. At December 31, 2009, we had 50 construction and land loans with an average loan balance of approximately $890,000. At December 31, 2009, our largest construction and land loan had a principal balance of $4.9 million and was for the purpose of purchasing land. This loan is performing in accordance with its original contractual terms.

Our construction and land loans typically are interest only loans with interest rates that are tied to a prime rate index as published by the Wall Street Journal. Margins generally range from zero basis points to 200 basis points above the prime rate index. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing land loans. In general, our construction and land loans have interest rate floors equal to the interest rate on the date the loan is originated, and we do not typically charge prepayment penalties.

We grant construction and land loans to experienced developers for the construction of single-family residences including condominiums, and commercial properties. Construction and land loans also are made to individuals for the construction of their personal residences. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a loan-to-completed-appraised-value ratio of 70%. Repayment of construction loans on residential properties normally is expected from the sale of units to individual purchasers, or in the case of individuals building their own, with a permanent mortgage. In the case of income-producing property, repayment usually is expected from permanent financing upon completion of construction. We typically offer the permanent mortgage financing on our construction loans on income-producing properties.

Land loans also help finance the purchase of land intended for future development, including single-family housing, multifamily housing, and commercial property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, and the maximum term of these loans is two years. If the maturity of the loan exceeds two years, the loan must be an amortizing loan.

Construction and land loans generally carry higher interest rates and have shorter terms than one- to four- family residential real estate loans. Construction and land loans have greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the real estate at completion of construction as compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect the value of the real estate. However, if the estimated value of the completed project is inaccurate, the borrower may hold the real estate with a value that is insufficient to assure full repayment of the construction loan upon its sale. In the event we make a land acquisition loan on real estate that is not yet approved for the planned development, there is a risk that approvals will not be granted or will be delayed. Construction loans also expose us to a risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the real estate may not occur as anticipated and the market value of collateral, when completed, may be less that the outstanding loans against the real estate. Substantially all of our construction and land loans are secured by real estate located in our primary market areas.

Commercial and Industrial Loans.  At December 31, 2009, commercial and industrial loans totaled $19.3 million, or 2.64% of the total loan portfolio. As of December 31, 2009, we had 85 commercial and industrial loans with an average loan balance of approximately $227,000, although we originate these types of loans in amounts substantially greater and smaller than this average. At December 31, 2009, our largest commercial and industrial loan had a principal balance of $3.0 million and was performing in accordance with its original contractual terms.

Our commercial and industrial loans typically amortize over 10 years with interest rates that are tied to a prime rate index as published in the Wall Street Journal. Margins generally range from zero basis points to 300 basis points above the prime rate index. We also originate, to a lesser extent, 10 year fixed-rate, fully amortizing loans. In general, our commercial and industrial loans have interest rate floors equal to the interest rate on the date the loan is originated and have prepayment penalties.

We make various types of secured and unsecured commercial and industrial loans to customers in our market area for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of 15 years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index.

Commercial credit decisions are based on our credit assessment of the applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and assess the risks involved. Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan. Credit agency reports of the guarantors’ personal credit history supplement our analysis of the applicant’s creditworthiness. We also attempt to confirm with other banks and conduct trade investigations as part of our credit assessment of the borrower. Collateral supporting a secured transaction also is analyzed to determine its marketability.

Commercial and industrial loans generally carry higher interest rates than one- to four- family residential real estate loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrowers’ business. Commercial and industrial loans have greater credit risk than one- to four- family residential real estate loans.

Insurance premium loans.  At December 31, 2009, insurance premium loans totaled $40.4 million, or 5.54% of the total loan portfolio. As of December 31, 2009, we had 3,925 insurance premium loans with an average loan balance of approximately $10,000, although we originate these types of loans in amounts substantially greater and smaller than this average. At December 31, 2009, our largest insurance premium loan had a principal balance of $2.1 million and was performing in accordance with its original contractual terms.

Our insurance premium loans typically amortize over nine to twelve months at fixed rates and typically require a down payment of 15 — 20%. These loans are structured (down payment and repayment term) such that the unpaid loan balance is generally fully secured by the unearned premiums refundable by insurance carriers. Insurance premium loan credit decisions generally are based on our credit assessment of the insurance carrier, and in some instances, the credit assessment of the borrower.

One- to Four-Family Residential Real Estate Loans.  At December 31, 2009, we had 568 one- to four-family residential real estate loans outstanding with an aggregate balance of $90.9 million, or 12.48% of our total loan portfolio. As of December 31, 2009, the average balance of one- to four-family residential mortgage real estate loans was approximately $160,000, although we originate this type of loan in amounts substantially greater and smaller than this average. At December 31, 2009, our largest loan of this type had a principal balance of $2.5 million and was performing in accordance with its original contractual terms.

One- to four-family residential mortgage real estate loans generally are underwritten according to Freddie Mac guidelines using their proprietary automated underwriting software “LP,” and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which as of December 31, 2009, is generally $417,000 for single-family homes. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We originate a limited number of fixed-rate jumbo loans with terms generally up to 15 years and adjustable-rate jumbo loans with an initial fixed-rate period of 10 years. We generally underwrite jumbo loans in a manner similar to conforming loans. These loans generally are eligible for sale to various firms that specialize in purchasing non-conforming loans. Jumbo loans are common in our market area although we have never sold jumbo loans to any third parties.

We will originate loans with loan-to-value ratios in excess of 80%, up to and including a loan-to-value ratio of 95%. We require private mortgage insurance for all loans with loan-to-value ratios exceeding 80%. Generally, we will retain in our portfolio loans with loan-to-value ratios up to and including 90%, and sell loans with loan-to-value ratios that exceed 90%. We currently retain the servicing rights on loans sold which generates fee income, or income tax credits, in the case of loans serviced for the State of New York Mortgage Agency.

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

Home Equity Loans and Lines of Credit.  At December 31, 2009, we had 452 home equity loans and lines of credit with an aggregate outstanding balance of $26.1 million, or 3.58% of our total loan portfolio. Of this total, there were outstanding home equity lines of credit of $11.6 million, or 1.59% of our total loan portfolio. At December 31, 2009, the average home equity loans and lines of credit balance was approximately $58,000 although we originate these types of loans in amounts substantially greater and lower than this average. At December 31, 2009, our largest home equity line of credit was $1.5 million and our largest home equity loan was $248,000 and both were performing in accordance with their original contractual terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are variable rate loans tied to a prime rate index as published in the Wall Street Journal adjusted for a margin, and have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term. Our home equity lines of credit have a ceiling rate and a floor rate. Our home equity loans typically are fully amortizing with fixed terms to 20 years. Home equity loans and lines of credit generally are underwritten with the same criteria we use to underwrite fixed-rate, one- to four-family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Loan Originations, Purchases, Sales, Participations, and Servicing.  Lending activities are conducted in all branch locations. All loans we originate for our portfolio are underwritten pursuant to our policies and procedures. Freddie Mac underwriting standards are utilized for loans we originate to sell in the secondary market. We may, based on proper approvals, make exceptions to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. A significant portion of our commercial real estate loans and multifamily real estate loans are generated by referrals from loan brokers, accountants, and other professional contacts. Most of our one- to four-family residential real estate loans are generated through referrals from branch personnel. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, and referrals from branch personnel.

We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate residential loans (terms of 10 years or less). Loans we sell consist primarily of conforming, longer-term, fixed-rate residential loans. We sold $7.4 million of one- to four-family residential real estate loans (generally fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2009, and had no loans held-for-sale at December 31, 2009.

We sell our loans without recourse, except for standard representations and warranties provided in secondary market transactions. Currently, we retain the servicing rights on all one- to four-family residential real estate loans we sell. At December 31, 2009, we were servicing loans owned by others which consisted of $73.8 million of one- to four-family residential mortgage loans. Historically, the origination of loans held for sale and related servicing activity has not been material to our operations. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities, or receive an income tax credit, in the case of loans serviced for the State of New York Mortgage Agency.

During the fourth quarter of 2009, the Company purchased approximately $35.4 million in insurance premium loans.

Loan Approval Procedures and Authority.  Northfield Bank’s lending activities follow written, non-discriminatory underwriting standards established by the Bank’s board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the collateral that will secure the loan, if any. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history, and information on the historical and projected income and expenses of the borrower.

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s board of directors. The appraisal is subject to review by an independent third party hired by the Company. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

In January of 2010, the board of directors established a loan committee consisting of four bank directors to periodically review and recommend for approval the Company’s policies related to lending (collectively, the “loan policies”) as prepared by management; approve or reject loans meeting certain criteria; monitor loan quality including concentrations, and certain other aspects of the lending functions of the Company, as applicable. Northfield Bank’s lending officers have individual lending authority that is approved by the board of directors.

Non-Performing and Problem Assets

When a loan is over 15 days delinquent, we generally send the borrower a late charge notice. When the loan is 30 days past due, we generally mail the borrower a letter reminding the borrower of the delinquency and, except for loans secured by one- to four-family residential real estate, we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan, and to emphasize the importance of making payments on or before the due date. If necessary, additional late charges and delinquency notices are issued and the account will be monitored periodically. After the 90th day of delinquency, we will send the borrower a final demand for payment and generally refer the loan to legal counsel to commence foreclosure and related legal proceedings. Our loan officers can shorten these time frames in consultation with the Chief Lending Officer.

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans also are placed on non-accrual status at any time if the ultimate collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, and only if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Lending Officer reports monitored loans, including all loans rated watch, special mention, substandard, doubtful or loss, to the board of directors on a monthly basis.

For economic reasons and to maximize the recovery of loans, the Company works with borrowers experiencing financial difficulties, and will consider modifications to a borrower’s existing loan terms and conditions that it would not otherwise consider, commonly referred to as troubled debt restructurings (“TDR”). The Company records an impairment loss associated with TDRs, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate. The Company will report the loan as a troubled debt restructuring through the end of the calendar year that the restructuring takes place and until such time that the loan yields a market rate of interest (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk).

Non-Performing and Restructured Loans.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2009, 2008, 2007, 2006, and 2005, we had troubled debt restructurings of $10.7 million, $1.0 million, $1.3 million, $1.7 million, and $885,000, respectively, which are included in the appropriate categories which appear within non-accrual loans. Additionally, we had $7.3 million of troubled debt restructurings on accrual status at December 31, 2009 that do not appear in the table below. We had no troubled debt restructurings on accrual status at December 31, 2008, 2007, 2006, and 2005.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Commercial	$28,802	$4,416	$4,792	$5,167	$124
One- to four-family residential	2,066	1,093	231	234	290
Construction and land	6,843	2,675	3,436	—	—
Multifamily	2,118	1,131	—	—	—
Home equity and lines of credit	62	100	104	36	62
Commercial and industrial loans	1,740	86	43	905	885
Insurance premium loans	—	—	—	—	—
Other loans	—	1	—	—	—

Total non-accrual loans	41,631	9,502	8,606	6,342	1,361

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	—	—	—	—	—
One- to four-family residential	—	—	—	—	698
Construction and land			753	275	—
Multifamily	—	137	—	—	—
Home equity and lines of credit	—	—	—	—	—
Commercial and industrial loans	191	—	475	498	—
Insurance premium loans	—	—	—	—	—
Other loans	—	—	—	—	—

Total loans delinquent 90 days or more and still accruing	191	137	1,228	773	698

Total non-performing loans	41,822	9,639	9,834	7,115	2,059

Other real estate owned	1,938	1,071	—	—	—

Total non-performing assets	$43,760	$10,710	$9,834	$7,115	$2,059

Ratios:
Non-performing loans to total loans held-for-investment, net	5.73%	1.63%	2.32%	1.74%	0.53%
Non-performing assets to total assets	2.19	0.61	0.71	0.55	0.15
Total assets	$2,002,274	$1,757,761	$1,386,918	$1,294,747	$1,408,562
Loans held-for-investment, net	729,269	589,984	424,329	409,189	387,467

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. On the date property is acquired it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2009, the Company owned 12 properties with a combined carrying value of $1.9 million. The properties consist of 11 single family and mixed use properties located in Trenton, New Jersey, and one commercial real estate property located in South Orange, New Jersey. The Company currently is renting certain of the properties and has contracted with a third party to assist in disposing of all properties.

Potential Problem Loans and Classification of Assets.  The current economic environment is negatively affecting certain borrowers. Our loan officers continue to monitor their loan portfolios, including evaluation of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current and deteriorating economic environment. Based on this evaluation, we determine an appropriate strategy to assist borrowers, with the objective of maximizing the recovery of the related loan balances.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. On the basis of our review of our assets at December 31, 2009, classified assets (which are not reported as non-performing assets in the preceding table) consisted of substandard assets of $11.5 million, no doubtful or loss assets, and $14.2 million of assets designated as special mention.

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

Allowance for Loan Losses

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of the following two components:

(1) Allowances are established for impaired loans (generally defined by the company as non-accrual loans with an outstanding balance of $500,000 or greater). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and delinquency status. We apply an estimated loss rate to each loan group. The loss rates applied are based on our cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•	changes in local, regional, national, and international economic and business conditions and developments that affect the collectability of our portfolio, including the condition of various market segments;

•	changes in the nature and volume of our portfolio and in the terms of our loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the OTS and FDIC for institutions both nationally and in our market area for periods that are believed to have been under similar economic conditions.

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review the allowance for loan losses. The Office of Thrift Supervision may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last examination was as of June 30, 2009.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$8,778	$5,636	$5,030	$4,795	$3,166

Charge-offs:
Commercial real estate	(1,348)	(1,002)	—	—	—
One- to four-family residential	(63)	—	—	—	—
Construction and land	(686)	(761)	—	—	—
Multifamily	(164)	—	—	—	—
Commercial and industrial	(141)	(165)	(814)	—	—
Other	—	(12)	(22)	—	—

Total charge-offs	(2,402)	(1,940)	(836)	—	—
Recoveries:
Other	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net (charge-offs) recoveries	(2,402)	(1,940)	(836)	—	—
Provision for loan losses	9,038	5,082	1,442	235	1,629

Balance at end of year	$15,414	$8,778	$5,636	$5,030	$4,795

Ratios:
Net charge-offs to average loans outstanding	0.37%	0.38%	0.20%	—%	—%
Allowance for loan losses to non-performing loans at end of year	36.86	91.07	57.31	70.70	232.88
Allowance for loan losses to loans held-for- investment, net at end of year	2.11	1.49	1.33	1.23	1.24

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
			(Dollars in thousands)

Real estate loans:
Commercial	$8,403	44.99%	$5,176	49.05%	$3,456	57.50%
One- to four-family residential	163	12.48	131	17.49	60	22.45
Construction and land	2,409	6.11	1,982	8.85	1,461	10.57
Multifamily	1,866	24.48	788	18.41	99	3.34
Home equity and lines of credit	210	3.58	146	4.10	38	3.02
Commercial and industrial	1,877	2.64	523	1.87	484	2.69
Insurance premium loans	101	5.54	—	—	—	—
Other	34	0.18	32	0.23	38	0.43

Total allocated allowance	15,063	100.00%	8,778	100.00%	5,636	100.00%

Unallocated	351		—		—

Total	$15,414		$8,778		$5,636

	At December 31,
	2006		2005
		Percent of		Percent of
		Loans in Each		Loans in Each
	Allowance for	Category to	Allowance for	Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
		(Dollars in thousands)

Real estate loans:
Commercial	$2,421	50.75%	$1,624	42.72%
One- to four-family residential	189	26.29	319	32.87
Construction and land	1,303	12.74	1,848	13.64
Multifamily	113	3.24	71	3.64
Home equity and lines of credit	46	3.40	81	4.15
Commercial and industrial	891	2.70	849	2.08
Insurance premium finance loans	—	—	—	—
Other	25	0.88	3	0.90

Total allocated allowance	4,988	100.00%	4,795	100.00%

Unallocated	42		—

Total	$5,030		$4,795

Investments

We conduct investment transactions in accordance with our board approved investment policy which is reviewed at least annually by the asset liability committee, and any changes to the policy are subject to ratification by the full board of directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Treasurer executes our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the Chief Financial Officer. NSB Services Corp.’s and NSB Realty Trust’s Investment Officers execute security portfolio transactions in accordance with investment policies that substantially mirror the Bank’s investment policy. All purchase and sale transactions are reviewed by the asset liability committee at least quarterly.

Our current investment policy permits investments in mortgage-backed securities, including pass-through securities and real estate mortgage investment conduits (“REMICs”). The investment policy also permits, with certain limitations, investments in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises (GSEs), asset-backed securities, money market mutual funds, federal funds, investment grade corporate bonds, reverse repurchase agreements, and certificates of deposit.

The Bank’s investment policy does not permit investment in municipal bonds, preferred and common stock of other entities including U.S. Government sponsored enterprises or equity securities other than our required investment in the common stock of the Federal Home Loan Bank of New York, or as permitted for community reinvestment purposes or for the purposes of funding the Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2009, we held no asset-backed securities other than mortgage-backed securities. Our board of directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of such instruments as financial futures, interest rate options, and swaps.

At the time of purchase, the Company must designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for further discussion). At December 31, 2009, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and to a lesser extent private label mortgage-backed securities, mutual funds, corporate securities, and agency bonds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

We purchase mortgage-backed securities insured or guaranteed primarily by Fannie Mae, Freddie Mac, or Ginnie Mae, and to a lesser extent, we acquire securities issued by private companies (private label). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, or Ginnie Mae. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

Mortgage-backed securities are securities sold in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro rata to investors, net of certain costs, including servicing and guarantee fees, in proportion to an investor’s ownership in the entire pool. The issuers of such securities pool mortgages and resell the participation interests in the form of securities to investors. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and GSEs, such as Fannie Mae and Freddie Mac, may guarantee the payments or guarantee the timely payment of principal and interest to investors.

Mortgage-backed securities are more liquid than individual mortgage loans since there is a more active market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations. Investments in mortgage-backed securities issued or guaranteed by GSEs involve a risk that actual payments will be greater or less than estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause adjustment of amortization or accretion.

REMICs are a type of mortgage-backed security issued by special-purpose entities that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders.

The timely payment of principal and interest on these REMICs is generally supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit, over collateralization, or subordination techniques. Substantially all of these securities are rated “AAA” by Standard & Poors or Moodys at the time of purchase. Privately issued REMICs and pass-throughs can be subject to certain credit-related risks normally not associated with U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities. The loss protection generally provided by the various forms of credit enhancements is limited, and losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself may be subject to the creditworthiness of the credit enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect us from material losses on our privately issued mortgage-backed securities.

At December 31, 2009, our corporate bond portfolio consisted of $137.1 million of short-term investment grade securities. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poors or Moodys. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least monthly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of New York common stock) at the dates indicated. As of December 31, 2009, 2008, and 2007, we also had a trading portfolio with a market value of $3.4 million, $2.5 million and $3.6 million, respectively, consisting of mutual funds quoted in actively traded markets. These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2009		2008		2007
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$404,128	$418,060	$532,870	$546,244	$491,758	$486,562
Non-GSEs	65,363	62,466	65,040	55,778	29,200	28,867
REMICs:
GSEs	344,150	349,088	242,557	245,492	171,709	171,207
Non-GSEs	111,756	114,194	90,446	83,695	36,141	36,522
Equity investments(1)	21,820	21,872	9,025	9,025	14,427	14,412
GSE bonds bonds	28,994	28,983	—	—	—	—
Corporate bonds	134,595	137,140	17,319	17,351	65,146	65,247

Total securities available-for-sale	$1,110,806	$1,131,803	$957,257	$957,585	$808,381	$802,817

(1)	Consists primarily of money market mutual funds.

	At December 31,
	2009		2008		2007
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$874	$901	$6,132	$6,273	$9,206	$9,320
REMICs:
GSEs	5,866	6,029	8,347	8,315	10,480	10,120

Total securities held-to-maturity	$6,740	$6,930	$14,479	$14,588	$19,686	$19,440

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2009, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2009, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)

Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$142,833	4.22%	$189,552	4.46%	$71,743	4.92%	$404,128	$418,060	4.46%
Non-GSEs	—	—%	—	—%	25,256	5.02%	40,107	5.10%	65,363	62,466	5.07%
REMICs:
GSEs	3,967	4.04%	139,729	1.78%	50,052	3.51%	150,402	3.68%	344,150	349,088	2.89%
Non-GSEs	—	—%	—	—%	91,076	4.98%	20,680	4.98%	111,756	114,194	4.98%
Equity investments	21,820	1.13%	—	—%	—	—%	—	—%	21,820	21,872	1.13%
GSE bonds	—	—%	28,994	2.67%	—	—%	—	—%	28,994	28,983	2.67%
Corporate bonds	12,294	2.46%	122,301	2.84%	—	—%	—	—%	134,595	137,140	2.81%

Total securities available-for-sale	$38,081	1.86%	$433,857	2.94%	$355,936	4.50%	$282,932	4.29%	$1,110,806	$1,131,803	3.75%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$874	5.35%	$874	$901	5.35%
REMICs:
GSE	—	—%	—	—%	—	—%	5,866	3.77%	5,866	6,029	3.77%

Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$6,740	3.98%	$6,740	$6,930	3.98%

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

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits on a limited basis. At December 31, 2009, we had brokered certificates of deposits totaling $54.8 million.

Interest rates offered generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, and our deposit growth goals.

At December 31, 2009, we had a total of $579.4 million in certificates of deposit, of which $518.0 million had remaining maturities of one year or less. Based on our experience and current pricing strategy, we believe we will retain a significant portion of these accounts at maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended December 31,
	2009			2008
			Weighted			Weighted
			Average	Average		Average
	Average Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Non-interest bearing demand	$99,950	8.50%	—%	$94,499	10.41%	—%
NOW	51,336	4.36	1.48	63,512	7.00	1.97
Money market accounts	157,620	13.40	1.56	64,444	7.10	2.95
Savings	357,938	30.43	0.79	317,426	34.97	0.86
Certificates of deposit	509,610	43.31	2.39	367,806	40.52	3.44

Total deposits	$1,176,454	100.00%	1.55%	$907,687	100.00%	2.04%

	For the Year Ended December 31, 2007
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)

Non-interest bearing demand	$96,796	9.57%	—%
NOW	46,436	4.60	1.93
Money market accounts	2,773	0.27	2.38
Savings accounts	401,003	39.64	0.65
Certificates of deposit	464,552	45.92	4.35

Total deposits	$1,011,560	100.00%	2.35%

As of December 31, 2009, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $276.5 million. The following table sets forth the maturity of these certificates at December 31, 2009.

At
December 31,
2009
(In thousands)

Three months or less	$156,626
Over three months through six months	67,854
Over six months through one year	24,538
Over one year to three years	10,314
Over three years	17,172

Total	$276,504

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) with third party financial institutions, as well as advances from the Federal Home Loan Bank of New York, and the Federal Reserve Bank. As of December 31, 2009, our repurchase agreements totaled $200.0 million, or 12.4% of total liabilities, capitalized lease obligations totaled $2.1 million, or 0.13% of total liabilities, overnight borrowings totaled $6.0 million, or 0.37% of total liabilities, and our Federal Home Loan Bank advances totaled $71.3 million, or 4.4% of total liabilities. At December 31, 2009, we had the ability to borrow an additional $194.0 million under our existing credit facilities with the Federal Home Loan Bank of New York. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well by pledged mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or for the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$279,424	$332,084	$124,420
Average balance during year	$297,365	$277,227	$127,926
Maximum outstanding at any month end	$345,506	$382,107	$156,459
Weighted average interest rate at end of year	3.63%	3.70%	4.12%
Average interest rate during year	3.62%	3.51%	3.97%

Employees

As of December 31, 2009, we had 208 full-time employees and 30 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield Bancorp, Inc. owns 100% of Northfield Investment, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2009, Northfield Bank’s investment in NSB Services Corp. was $575.8 million, and NSB Services Corp. had assets of $576.0 million and liabilities of $132,000 at that date. At December 31, 2009, NSB Services Corp.’s investment in NSB Realty Trust was $577.1 million, and NSB Realty Trust had $577.1 million in assets, and liabilities of $15,000 at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank. At December 31, 2009, Northfield Bank’s investment in NSB Insurance Agency was $1,000.

SUPERVISION AND REGULATION

General

Northfield Bank is examined and supervised by the Office of Thrift Supervision and also is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and the institution’s depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Northfield Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Northfield Bank and prepares reports of its findings for the consideration of its board of directors. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or Congress, could have a material adverse effect on Northfield Bancorp, Inc., Northfield Bank, and their operations.

Northfield Bancorp, Inc. and Northfield Bancorp, MHC, are savings and loan holding companies, and are required to file certain reports with, be examined by, and otherwise comply with the rules and regulations of the Office of Thrift Supervision. Northfield Bancorp, Inc. also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are or will be applicable to Northfield Bank, Northfield Bancorp, Inc., and Northfield Bancorp, MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effect on Northfield Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Proposed Federal Legislation

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. As a result, Northfield Bancorp, Inc. and Northfield Bancorp, MHC would become bank holding companies subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements which differ from those applicable to Northfield Bancorp, Inc. and Northfield Bancorp, MHC as savings and loan holding companies. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

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

At December 31, 2009, Northfield Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, Northfield Bank’s largest lending relationship with a single or related group of borrowers totaled $17.8 million, which represented 6.5% of unimpaired capital and surplus. Therefore, Northfield Bank was in compliance with the loans-to-one borrower limitations at December 31, 2009.

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

A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At December 31, 2009, Northfield Bank maintained approximately 77.6% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquidity to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings not subject to pledge of 35% or greater. At December 31, 2009, this ratio was 70.83%.

Assessments.  The Office of Thrift Supervision charges assessments to recover the costs of examining savings banks and their affiliates. These assessments are based on three components: the size of the savings bank on which the basic assessment is based; the savings bank’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings bank with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the bank’s operations. For 2009, the Company’s combined assessment was $336,000.

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

Northfield Bank’s authority to extend credit to its directors, executive officers, and principal stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

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

Section 402 of the Sarbanes — Oxley Act of 2002, prohibits the extension of personal loans to directors and executive officers of issuers (as defined by in Sarbanes-Oxley). The prohibition, however, does not apply to any loans made or maintained by an insured depository institution, such as Northfield Bank, that is subject to the insider lending restrictions of the Federal Reserve Act and other applicable rules and regulations.

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

At December 31, 2009, Northfield Bank met the criteria for being considered “well-capitalized.”

Federal Reserve System.  The Federal Reserve System requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their checking, NOW and Super NOW checking accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the Office of Thrift Supervision liquidity requirements.

Savings institutions have authority to borrow from the Federal Reserve System “discount window.” Northfield Bank maintains a “primary credit” facility at the Federal Reserve’s discount window. Northfield Bank had no borrowings from the Federal Reserve’s discount window as of December 31, 2009.

Insurance of Deposit Accounts.  In October 2008, deposit insurance by the Federal Deposit Insurance Corporation was increased to a maximum of $250,000 per depositor. On January 1, 2014, the maximum insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor. In addition, under the Federal Deposit Insurance Corporation’s Transaction Account Guarantee Program, most of our non-interest-bearing transaction accounts are guaranteed regardless of amount until June 30, 2010.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. As of June 30, 2008, the reserve ratio had decreased to 1.01% as a result of bank failures. As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, we prepaid $5.7 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or current tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal

Deposit Insurance Corporation. We do not currently know of any practice, condition, or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program

The Bank participates in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program which provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until June 30, 2010. Beginning January 1, 2010, the fees will be based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments. Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) will pay an annualized assessment rate of 15 basis points. Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) will pay an annualized assessment rate of 20 basis points. Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) will pay an annualized assessment rate of 25 basis points.

Federal Home Loan Bank System

Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Northfield Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York in an amount determined by a “membership” investment component and an “activity-based” investment component. The membership investment component is the greater of 0.20% of an institution’s “Mortgage-related Assets,” as defined by the Federal Home Loan Bank, or $1,000. The activity-based investment component is equal to 4.5% of the institution’s outstanding advances with the Federal Home Loan Bank. The activity-based investment component also considers other transactions, including assets originated for or sold to the Federal Home Loan Bank and delivery commitments issued by the Federal Home Loan Bank. Northfield Bank currently does not enter into these other types of transactions with the Federal Home Loan Bank. As of December 31, 2009, Northfield Bank was in compliance with its ownership requirement. At December 31, 2009, Northfield Bank held $6.4 million of Federal Home Loan Bank of New York common stock.

Overdraft Fees

New restrictions mandated by the Federal Reserve Board under Regulation E are currently set to take effect July 1, 2010. These restrictions will prohibit overdraft fees on ATM withdrawals or signature debit transactions unless consumers voluntarily opt in for overdraft protection. We are currently assessing the impact of the new regulation on future earnings. However, we expect compliance with this new regulation to reduce our non-interest income.

Other Regulations

Some interest and other charges collected or contracted by Northfield Bank are subject to state usury laws and federal laws concerning interest rates and charges. Northfield Bank’s operations also are subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Northfield Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require savings banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties, if the financial institution customarily shares such information.

Holding Company Regulation

General.  Northfield Bancorp, MHC and Northfield Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Northfield Bancorp, MHC and Northfield Bancorp, Inc. are registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision, and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Northfield Bancorp, MHC and Northfield Bancorp, Inc. and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Northfield Bancorp, MHC and Northfield Bancorp, Inc. generally are not subject to state business organization laws.

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

Activities Restrictions.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, or GLBA, provides that no company may acquire control of a savings association after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Upon any non-supervisory acquisition by Northfield Bancorp of another savings association as a separate subsidiary, Northfield Bancorp would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by Office of Thrift Supervision regulation. The Office of Thrift Supervision has issued an interpretation concluding that multiple savings holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking, and real estate investments.

Mergers and Acquisitions.  Northfield Bancorp must obtain approval from the Office of Thrift Supervision before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets. In evaluating an application for Northfield Bancorp to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of Northfield Bancorp and the target institution, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and the needs of the community, and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Northfield Bancorp, MHC.  Office of Thrift Supervision regulations require Northfield Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Northfield Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and

(ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Northfield Bancorp, MHC waived approximately $3.9 million in dividends declared in 2009.

Conversion of Northfield Bancorp, MHC to Stock Form.  Office of Thrift Supervision regulations permit Northfield Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new stock holding company would be formed as the successor to Northfield Bancorp, Inc., Northfield Bancorp, MHC’s corporate existence would end, and certain depositors of Northfield Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Northfield Bancorp, MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that stockholders other than Northfield Bancorp, MHC own the same percentage of common stock in the new holding company as they owned in Northfield Bancorp, Inc. immediately prior to the conversion transaction, subject to adjustment for any assets held by Northfield Bancorp, MHC. Any such transaction would require the approval of our stockholders, including, under current Office of Thrift Supervision regulations, stockholders other than Northfield Bancorp, Inc., as well as depositors of Northfield Bank.

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

Bad Debt Reserves.  Historically, Northfield Bank was subject to special provisions in the tax law applicable to qualifying savings banks regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996 that eliminated the ability of savings banks to use the percentage of taxable income method for computing tax bad debt reserves for tax years after 1995, and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after a savings bank’s last tax year beginning before January 1, 1988. Northfield Bank recaptured its post December 31, 1987, bad-debt reserve balance over the six-year period ended December 31, 2004.

Northfield Bancorp, Inc. is required to use the specific charge off method to account for tax bad debt deductions.

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

At December 31, 2009, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2009, Northfield Bancorp Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

The Prolonged Negative Effect of the Recession and Weak Economic Recovery

The severe recession and weak economic recovery has resulted in continued uncertainty in the financial markets in general and concern about the possibility of another economic downturn. The Federal Reserve, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged weakness in the economy generally, and in the financial services industry in particular, could negatively affect our operations by causing an increase in our provision for loan losses and a deterioration of our loan portfolio which would adversely affect our ability to originate loans. The occurrence of any of these events could have an adverse impact on our financial performance.

Current Market and Economic Conditions and Related Government Responses May Significantly Affect Our Operations, Financial Condition, and Earnings

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment, continuing through 2010. The resulting economic pressure on consumers and businesses would adversely affect our business, financial condition, and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.

Because of the recession and financial crisis, the potential exists for new federal or state laws and regulations that would change the bank regulatory framework, as well as lending and funding practices and liquidity standards. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation in response to these developments, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing a loan. These events may have a significant adverse effect on our financial performance. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we may have to increase the rates we are willing to pay on our deposits and borrowed funds more quickly than any changes in interest rates on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans.

Changes in interest rates also affect the value of our interest earning assets and in particular our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates.

Because Most of Our Borrowers are Located in the New York Metropolitan Area, a Downturn in the Local Economy, and a Decline in Local Real Estate Values Could Cause an Increase in Nonperforming Loans, or a Decrease in Loan Demand, Which Would Reduce our Profits

Substantially all loans are secured by real estate located in our primary market areas. Continued weakness in our economy and our real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans. Real estate values are affected by various other factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies, natural disasters, and terrorist attacks.

Continued negative economic conditions also could result in reduced loan demand and a decline in loan originations.

Declines in Real Estate Values Could Decrease Our Loan Originations and Increase Delinquencies and Defaults

Declines in real estate values in our market area could adversely impact our results from operations. Like all financial institutions, we are subject to the effects of any economic downturn. In particular, a significant decline in real estate values would likely lead to a decrease in new multifamily, commercial real estate, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio. Declines in the average sale prices of real estate in our primary markets could lead to higher loan losses.

Our Concentration in Multifamily Loans, Commercial Real Estate Loans, and Construction and Land Lending Could Expose Us to Increased Lending Risks and Related Loan Losses

Our current business strategy is to continue to emphasize multifamily loans and to a lesser extent commercial real estate loans. At December 31, 2009, $550.8 million, or 75.6% of our total loan portfolio, consisted of multifamily, commercial real estate, and construction and land loans. As a result, our credit risk profile may be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential mortgage loans. In addition, at December 31, 2009, our largest industry concentration of commercial real estate loans was hotels and motels, which totaled $31.1 million, or 9.5% of commercial real estate loans at that date.

A Significant Portion of Our Loan Portfolio is Unseasoned

Our loan portfolio has grown to $728.7 million at December 31, 2009, from $387.8 million at December 31, 2005. It is difficult to assess the future performance of these recently originated loans because of our relatively limited history in commercial real estate, multifamily, and construction lending. We cannot assure you that these loans will not have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, as well as the experience of other similarly situated institutions, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and, based on information available to them at the time of their review, may require us to increase our allowance for loan losses or recognize further loan charge-offs. An increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Lack of Consumer Confidence in Financial Institutions May Decrease Our Level of Deposits

Our level of deposits may be affected by lack of consumer confidence in financial institutions, which has caused fewer depositors to be willing to maintain deposits that are not FDIC-insured. This may cause depositors to withdraw deposits and place them in other institutions or to invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. These consumer preferences may require us to pay higher interest rates to retain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence which benefit them in attracting business and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do.

In addition, the 2008-2009 crisis in the financial services industry has resulted in a number of financial services companies such as investment banks and automobile and real estate finance companies, electing to become bank holding companies. These financial services companies traditionally have generated funds from sources other than insured bank deposits. Many of the alternative funding sources traditionally utilized by these companies are no longer available. This has resulted in these companies relying more on insured bank deposits to fund their operations, which has increased competition for deposits and the related costs of such deposits.

Our profitability depends on our continued ability to compete successfully in our market areas. For additional information see “Business of Northfield Bank — Market Area and Competition.”

The Need to Account for Certain Assets at Estimated Fair Value May Adversely Affect Our Results of Operations

We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Elevated delinquencies, defaults, and estimated losses from the disposition of collateral in our private-label mortgage-backed securities portfolio may require us to recognize additional other-than-temporary impairments in future periods with respect to our securities portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in the estimated fair value of the securities and our estimation of the anticipated recovery period.

If the Company’s Investment in the Common Stock of the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Earnings and Stockholders’ Equity Could Decrease

The Company owns stock of the Federal Home Loan Bank of New York (FHLB-NY), which is part of the Federal Home Loan Bank System. The FHLB-NY common stock is held to qualify for membership in the FHLB-NY and to be eligible to borrow funds under the FHLB-NY’s advance programs. The aggregate cost of our FHLB-NY common stock as of December 31, 2009, was $6.4 million based on its par value. There is no market for FHLB-NY common stock.

Although the FHLB-NY is not reporting current operating difficulties, recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of the Federal Home Loan Bank System, including the FHLB-NY, could be substantially diminished. Consequently, there is a risk that the Company’s investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause earnings and stockholders’ equity to decrease by the impairment charge.

The Price and Trading of Our Common Stock is Subject to Various Factors Many of Which Are Beyond the Control of the Company

The price of our common stock can fluctuate significantly in response to various factors, including, but not limited to: actual or anticipated variations in our results of operations; news reports regarding trends and issues in the financial services industry; the real estate market; interest rates; earnings estimates and recommendations of securities analysts; the performance and stock price of other companies that investors or analysts deem comparable to us; actual or anticipated changes in the economy; capital market activities; mergers and acquisitions involving our peers and speculation regarding our merger and acquisition activities; speculation about, or an actual change in, dividend payments; changes in legislation or regulation impacting the financial services industry in particular, or publicly traded companies in general; regulatory enforcement or other actions against the Company or the Bank or its affiliates; threats of terrorism or military conflicts; and general market fluctuations. Fluctuations in our stock price may make it more difficult for you to sell your common stock at an attractive price.

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

We Are Subject to Extensive Regulatory Oversight

We and our subsidiaries are subject to extensive regulation and supervision. Regulators have intensified their focus on bank lending criteria and controls, and on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There also is increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, we have been required to adopt policies and procedures and to install systems. We cannot be certain that the policies, procedures, and systems we have in place are flawless. Therefore, there is no assurance that in every instance we will be in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, administrative enforcement actions, and legal proceedings. In addition, recently enacted and proposed future legislation and regulations have had, and are likely to continue to have a significant effect on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

Legislative or Regulatory Responses to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers.

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting the bank’s rights as creditors, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities, or increased expense in pursuing our remedies as a creditor.

Northfield Bank is Required to Maintain a Significant Percentage of its Total Assets in Residential Mortgage Loans and Investments Secured by Residential Mortgage Loans, Which Restricts Our Ability to Diversify Our Loan Portfolio.

A federal savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments, for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

In addition, if we continue to grow our commercial loan portfolio and our single-family residential mortgage loan portfolio decreases, it is possible that in order to maintain our QTL status, we could be forced to buy mortgage-backed securities or other qualifying assets at times when the terms of such investments may not be attractive. Alternatively, we may find it necessary to pursue different structures, including converting Northfield Bank’s savings bank charter to a commercial bank charter.

If Enacted, Proposed Regulatory Reform Legislation May Have a Material Effect on Our Operations.

Legislation has been proposed that would implement sweeping changes to the current bank regulatory structure, including eliminating our current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. As a result, Northfield Bancorp, Inc. and Northfield Bancorp, MHC would become bank holding companies subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements which differ from those applicable to Northfield Bancorp, Inc. and Northfield Bancorp, MHC as savings and loan holding companies. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

The Office of Thrift Supervision’s current regulations allow mutual holding companies to waive the receipt of dividends from their subsidiary banks or holding companies, and provides that it will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form. If the Office of Thrift Supervision is eliminated, the Federal Reserve would likely become the exclusive regulator of mutual holding companies, and the Federal Reserve does not currently allow mutual holding companies to waive dividends. This could have an adverse effect on the Company’s financial condition and the value of our common stock.

Any Future Federal Deposit Insurance Corporation Insurance Premiums or Special Assessments Will Adversely Affect Our Earnings.

As part of its plan to restore the FDIC’s insurance reserve ratio to 1.15 of estimated insured deposits, the FDIC imposed a special assessment equal to 5 basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Institutions are now assigned a base assessment rate ranging from 12 to 45 basis points of deposits depending on the risk category of the institution, which is then adjusted based on a certain risk factors to establish a total base assessment rate ranging from 7 to 77.5 basis points.

On November 12, 2009, the FDIC also approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth rate in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, we prepaid $5.7 million in estimated assessment fees for the fourth quarter of 2009 through 2012.

The FDIC reported that as of December 31, 2009, the Deposit Insurance Fund ratio was (at negative 0.39 percent) the lowest reserve ratio for a combined bank and thrift insurance fund on record. On September 29, 2009, the FDIC adopted an amended restoration plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15 percent within eight years. Actions the FDIC takes in the future to implement its plan could result in significantly higher deposit insurance premiums, special assessments, or prepaid assessments, which could have a significant affect on our earnings.

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

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

No unresolved staff comments.

ITEM 2.	PROPERTIES

The Bank operates from our home office in Staten Island, New York, our operations center located at 581 Main Street, Woodbridge, NJ, and our additional 17 branch offices located in New York and New Jersey. Our branch offices are located in the New York Counties of Richmond, and Kings and the New Jersey Counties of Middlesex and Union. The Bank also has a customer service center in Lawrenceville, Georgia related to insurance premium financing. The net book value of our premises, land, and equipment was $12.7 million at December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2009.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the Nasdaq Global Select Market under the symbol “NFBK.” The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of December 31, 2009 was 4,828. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Northfield Bancorp, Inc.’s common stock for the year ended December 31, 2009. The following information was provided by the NASDAQ Global Stock Market.

Fiscal 2009	High	Low	Dividends

Quarter ended December 31, 2009	$13.94	$12.09	$0.04
Quarter ended September 30, 2009	$13.10	$11.01	$0.04
Quarter ended June 30, 2009	$12.19	$10.25	$0.04
Quarter ended March 31, 2009	$11.25	$8.18	$0.04

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock for the period November 8, 2007, through December 31, 2009, (b) the cumulative total return of the stocks included in the Nasdaq Composite Index over such period, and, (c) the cumulative total return on stocks included in the Nasdaq Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	11/08/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09
Northfield Bancorp, Inc. (MHC)	100.00	103.54	102.87	108.02	112.40	131.61

NASDAQ Composite Index	100.00	98.38	85.05	58.50	68.07	84.17

NASDAQ Bank Index	100.00	96.93	74.65	73.74	56.25	60.10

The Company had in effect at December 31, 2009, the 2008 Equity Incentive Plan which was approved by stockholders on December 17, 2008. The 2008 Equity Incentive Plan provides for the issuance of up to 3,073,488 equity awards. On January 30, 2009, the Compensation Committee of the Board of Directors awarded 832,450 shares of restricted stock, and 2,102,600 stock options with tandem stock appreciation rights.

Issuer Purchases of Equity Securities

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended December 31, 2009.

			(c)
			Total Number of	(d)
	(a)	(b)	Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs(1)	Plans or Programs(1)

October 1, 2009, through October 31, 2009	231,443	12.82	231,443	833,660
November 1, 2009, through November 30, 2009	221,050	12.76	221,050	612,610
December 1, 2009, through December 31, 2009	88,520	13.13	88,520	524,090

Total	541,013	12.85	541,013

(1)	On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. This program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Selected Financial Condition Data:
Total assets	$2,002,274	$1,757,761	$1,386,918	$1,294,747	$1,408,562
Cash and cash equivalents	42,544	50,128	25,088	60,624	38,368
Certificates of deposit	—	53,653	24,500	5,200	210
Trading securities	3,403	2,498	3,605	2,667	2,360
Securities available-for-sale, at estimated market value	1,131,803	957,585	802,417	713,098	863,064
Securities held-to-maturity	6,740	14,479	19,686	26,169	34,841
Loans held for sale	—	—	270	125	—
Loans held-for-investment, net	729,269	589,984	424,329	409,189	387,467
Allowance for loan losses	(15,414)	(8,778)	(5,636)	(5,030)	(4,795)
Net loans held-for-investment	713,855	581,206	418,693	404,159	382,672
Bank owned life insurance	43,751	42,001	41,560	32,866	31,635
Federal Home Loan Bank of New York stock, at cost	6,421	9,410	6,702	7,186	11,529
Other real estate owned	1,938	1,071	—	—	—
Deposits	1,316,885	1,024,439	877,225	989,789	1,010,146
Borrowed funds	279,424	332,084	124,420	128,534	233,629
Total liabilities	1,610,734	1,371,183	1,019,578	1,130,753	1,256,803
Total stockholders’ equity	391,540	386,578	367,340	163,994	151,759

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Selected Operating Data:
Interest income	$85,568	$75,049	$65,702	$64,867	$66,302
Interest expense	28,977	28,256	28,836	28,406	24,234

Net interest income before provision for loan losses	56,591	46,793	36,866	36,461	42,068
Provision for loan losses	9,038	5,082	1,442	235	1,629

Net interest income after provision for loan losses	47,553	41,711	35,424	36,226	40,439
Non-interest income	5,393	6,153	9,478	4,600	4,354
Non-interest expense	34,254	24,852	35,950	23,818	21,258

Income before income taxes	18,692	23,012	8,952	17,008	23,535
Income tax expense (benefit)	6,618	7,181	(1,555)	6,166	10,376

Net income	$12,074	$15,831	$10,507	$10,842	$13,159

Net income (loss) per common share basic and diluted(1)	$0.28	$0.37	$(0.03)	NA	NA
Weighted average basic shares outstanding(1)	42,405,774	43,133,856	43,076,586	NA	NA
Weighted average diluted shares outstanding	42,532,568	—	—	NA	NA

(1)	Net loss per share in 2007 is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007, through December 31, 2007). The net loss for this period was $1,500,000.

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1)	0.64%	1.01%	0.78%	0.80%	0.88%
Return on equity (ratio of net income to average equity)(1)	3.09%	4.22%	5.27%	7.01%	8.63%
Interest rate spread(1)(3)	2.66%	2.37%	2.34%	2.40%	2.67%
Net interest margin(1)(2)	3.16%	3.13%	2.87%	2.81%	2.94%
Dividend payout ratio(6)	24.54%	4.66%	—	—	—
Efficiency ratio(1)(4)	55.26%	46.94%	77.57%	58.01%	45.79%
Non-interest expense to average total assets(1)	1.82%	1.58%	2.66%	1.77%	1.42%
Average interest-earning assets to average interest-bearing liabilities	130.44%	136.94%	123.33%	118.89%	115.69%
Average equity to average total assets	20.82%	23.84%	14.73%	11.47%	10.21%
Asset Quality Ratios:
Non-performing assets to total assets	2.19%	0.61%	0.71%	0.55%	0.15%
Non-performing loans to total loans	5.73%	1.63%	2.32%	1.74%	0.53%
Allowance for loan losses to non-performing loans	36.86%	91.07%	57.31%	70.70%	232.88%
Allowance for loan losses to total loans	2.11%	1.49%	1.33%	1.23%	1.24%
Capital Ratios:
Total capital (to risk-weighted assets)(5)	28.52%	34.81%	38.07%	25.03%	23.72%
Tier I capital (to risk-weighted assets)(5)	27.24%	33.68%	37.23%	24.25%	22.97%
Tier I capital (to adjusted assets (OTS), average assets FDIC)(5)	14.35%	15.98%	18.84%	12.38%	10.62%
Other Data:
Number of full service offices	18	18	18	19	19
Full time equivalent employees	223	203	192	208	201

(1)	2008 performance ratios include a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009. 2007 performance ratios include the after-tax effect of: a charge of $7.8 million due to the Company’s contribution to the Northfield Bank Foundation; a gain of $2.4 million as a result of the sale of two branch locations, and associated deposit relationships; net interest income of approximately $0.8 million, for the year ended December 31, 2007, as it relates to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering); and the reversal of state and local tax liabilities of approximately $4.5 million, net of federal taxes. 2006 performance ratios include the after tax effect of a $0.9 million charge related to a supplemental retirement agreement entered into by the Company with its former president.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Ratios for 2004 through 2006 were determined pursuant to Federal Deposit Insurance Corporation regulations. Beginning November 6, 2007, Northfield Bank became subject to the capital requirements under Office of Thrift Supervision regulations, while the capital regulations of these two agencies are substantially similar, they are not identical.

(6)	Dividend payout ratio is calculated as total dividends declared for the year (excluding dividends waived by Northfield Bancorp, MHC) divided by net income for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

On November 7, 2007, Northfield Bancorp, Inc. completed its initial stock offering whereby the Company sold 19,265,316 shares of common stock, for a price of $10.00 per share. The transaction closed at the adjusted maximum level of shares permitted by the offering. The shares sold represented 43.0% of the shares of the Company’s common stock outstanding following the stock offering. The Company also contributed 2.0% of the shares of our outstanding common stock, or 896,061 shares, and $3.0 million in cash, to the Northfield Bank Foundation, a charitable foundation established by Northfield Bank. Northfield Bancorp, MHC, the Company’s federally chartered mutual holding company parent, owns 56.12% of the Company’s outstanding common stock as of December 31, 2009.

Net income amounted to $12.1 million for 2009, as compared to $15.8 million for 2008. For the year ended December 31, 2009, our return on average assets and average shareholders’ equity were 0.64% and 3.09%, respectively, as compared to 1.01% and 4.22% for 2008. The decreases in our return on average equity and average assets are due primarily to the decrease in our net income during 2009 as compared to 2008. Included in 2008 net income was a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009.

Net interest income increased $9.8 million, or 20.9%, to $56.6 million for the 2009 as compared to $46.8 million for 2008. During 2009, our net interest margin increased 3 basis points to 3.16% as compared to 2008. The increases in our net interest margin was due to a steeper yield curve which allowed us to reduce deposit costs at a faster pace than the decrease in our investment and loan yields.

The provision for loan losses amounted to $9.0 million for 2009 as compared to $5.1 million for 2008. The increase in the provision for loan losses reflects the risks inherent in our loan portfolio due to an increase in total loans outstanding, changes in composition, elevated levels of nonperforming loans and delinquencies, impairment losses on specific loans, and increases in general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio in recognition of the current recessionary economic environment and real estate market. Non-performing loans were $41.8 million or 5.73% of total loans at December 31, 2009 as compared to $9.6 million or 1.63% of total loans at December 31, 2008.

Total non-interest income was $5.4 million for 2009 as compared to $6.2 million for 2008. Included in non-interest income were fee and service charges of $2.7 million and income on bank owned life insurance of $1.8 million. In addition, the Company recognized net gains on securities transactions of $891,000, which consisted of $299,000 in gains resulting from the sale of smaller balance mortgage-backed securities, and $592,000 related to the Company’s trading portfolio which is utilized to fund the Company’s deferred compensation obligation to certain employees and directors in the plan.

Total non-interest expense increased $9.4 million, or 37.8%, to $34.3 million for 2009 from $24.9 million for 2008. The increase is primarily due to increases in FDIC insurance costs of $2.1 million, $5.2 million in compensation and employee benefits expense, and $793,000 in director compensation expense.

We grew our assets by 13.9% to $2.002 billion at December 31, 2009, from $1.758 billion at December 31, 2008. The increase in total assets was reflective of increases in securities and loans held for investment, net, partially offset by a decrease in certificates of deposit in other financial institutions.

Net loans held for investment increased $132.6 million to $713.9 million at December 31, 2009, from $581.2 million at December 31, 2008. We continue to focus on originating multifamily and commercial real estate loans to the extent such loan demand exists while meeting our underwriting standards. In addition, the

Company purchased approximately $35.4 million of insurance premium loans during the quarter ended December 31, 2009, and grew this portfolio to $40.4 million at year end.

Total securities increased $167.4 million to $1.1 billion at December 31, 2009, from $974.6 million at December 31, 2008. The increase in securities was primarily due to purchases of $655.8 million of securities partially offset by pay-downs and maturities of $505.1 million and sales of $6.7 million.

The increase in our total assets during 2009 was funded primarily by an increase in customer deposits. Deposits increased $292.4 million to $1.317 billion at December 31, 2009, from $1.024 billion at December 31, 2008. The increase in deposits was attributable to growth in all deposit categories (transaction, savings, and time deposits). Borrowed funds decreased $52.7 million to $279.4 million at December 31, 2009, from $332.1 million at December 31, 2008. We anticipate that we will be able to fund our future growth primarily with customer deposits, using borrowed funds as a supplemental funding source if cost effective deposits are not available.

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

Allowance for Loan Losses, Impaired Loans, Troubled Debt Restructurings and Other Real Estate Owned.  The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimatable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and judgments. The determination of the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has a component for impaired loan losses and a component for general loan losses. Management has defined an impaired loan to be a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans subject to a troubled debt restructuring. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation. This assessment is performed on a portfolio basis, excluding impaired and trouble debt restructured loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and delinquency status. We apply an estimated loss rate to each loan group. The loss rates applied are based on our loss experience as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management. In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the OTS and FDIC for institutions both nationally and in our market area, for periods that are believed to have been under similar economic conditions. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions. Actual loan losses may be significantly different than the allowance for loan losses we have established, and could have a material effect on our financial results.

This quarterly process is performed by the credit administration department and approved by the Chief Lending Officer. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by credit administration. Each quarter a summary of the allowance for loan losses is presented by the Chief Lending Officer to the Audit Committee of the board of directors.

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

Although we believe we have established and maintained the allowance for loan losses at adequate levels, changes may be necessary if future economic or other conditions differ substantially from our estimation of the current operating environment. Although management uses the information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the Office of Thrift Supervision, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset. The asset is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Holding costs and declines in estimated fair value result in charges to expense after acquisition.

Goodwill.  Business combinations accounted for under the acquisition method requires us to record as assets on our financial statements goodwill, an unidentifiable intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired. Net assets acquired include identifiable intangible assets such as core deposit intangibles and non-compete agreements. We evaluate goodwill for impairment annually on December 31, and more often if circumstances warrant, and we will reduce its carrying value through a charge to earnings if impairment exists. Future events or changes in the estimates that we use to determine the carrying value of our goodwill or which otherwise adversely affect its value could have a material adverse impact on our results of operations. As of December 31, 2009, goodwill had a carrying value of $16.2 million.

Securities Valuation and Impairment.  Our securities portfolio is comprised of mortgage-backed securities and to a lesser extent corporate bonds, agency bonds, and mutual funds. Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Our trading securities portfolio is reported at estimated fair value. Our held-to-maturity securities portfolio, consisting of debt securities for which we have a positive intent and ability to hold to maturity, is carried at amortized cost. We conduct a quarterly review and evaluation of the available-for-sale and held-to-maturity securities portfolios to determine if the estimated fair value of any security has declined below its amortized cost, and whether such decline is other-than-temporary. If such decline is deemed other-than-temporary, we adjust the cost basis of the security by writing down the security to estimated fair value through a charge to current period operations. The estimated fair values of our securities are primarily affected by changes in interest rates, credit quality, and market liquidity.

Management is responsible for determining the estimated fair value of the Company’s securities. In determining estimated fair values, management utilizes the services of an independent third party recognized as a specialist in pricing securities. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available. Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment. On a quarterly basis, we review the pricing methodologies utilized by the independent third party pricing service for each security type. In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process. At December 31, 2009, and for each quarter end in 2009, all securities were priced by the independent third party pricing service, and management made no adjustment to the prices received.

Determining that a security’s decline in estimated fair value is other-than-temporary is inherently subjective, and becomes increasing difficult as it relates to mortgage-backed securities that are not guaranteed by the U.S. Government, or a U.S. Government Sponsored Enterprise (e.g., Fannie Mae and Freddie Mac). In performing our evaluation of securities in an unrealized loss position, we consider among other things, the severity, and duration of time that the security has been in an unrealized loss position and the credit quality of the issuer. As it relates to mortgage-backed securities not guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, we perform a review of the key underlying loan collateral risk characteristics including, among other things, origination dates, interest rate levels, composition of variable and fixed rates, reset dates (including related pricing indices), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support. In addition, for securities experiencing declines in estimated fair values of over 10%, as compared to its amortized cost, management also reviews published historical and expected prepayment speeds, underlying loan collateral default rates, and related historical and expected losses on the disposal of the underlying collateral on defaulted loans. This evaluation is inherently subjective as it requires estimates of future events, many of which are difficult to predict. Actual results could be significantly different than our estimates and could have a material effect on our financial results.

Federal Home Loan Bank Stock Impairment Assessment.  Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. As a member of the Federal Home Loan Bank of New York (FHLB-NY), Northfield Bank is required to acquire and hold shares of capital stock in the FHLB-NY in an amount determined by a “membership” investment component and an “activity-based” investment component. As of December 31, 2009, Northfield Bank was in compliance with its ownership requirement. At December 31, 2009, Northfield Bank held $6.4 million of FHLB-NY common stock. In performing our evaluation of our investment in FHLB-NY stock, on a quarterly basis, management reviews the most recent financial statements of the FHLB of New York and determines whether there have been any adverse changes to its capital position as compared to the trailing period. In addition, management reviews the FHLB-NY’s most recent President’s Report in order to determine whether or not a dividend has been declared for the current reporting period. Furthermore, management obtains the credit rating of the FHLB-NY from an accredited credit rating industry to ensure that no downgrades have occurred. At December 31, 2009, it was determined by management that the Bank’s investment in FHLB stock was not impaired.

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

Stock Based Compensation.  We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value for all awards granted.

We estimate the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are based on our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction of changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.

As our Company’s stock does not have a significant amount of historical price volatility, we utilized the historical stock price volatility of a peer group when pricing stock options.

Comparison of Financial Condition at December 31, 2009 and 2008

Total assets increased $244.5 million, or 13.9%, to $2.0 billion at December 31, 2009, from $1.8 billion at December 31, 2008. The increase in total assets was reflective of increases in securities of $167.4 million and loans held for investment, net of $139.3 million, partially offset by a decrease of $53.7 million in certificates of deposit in other financial institutions.

Certificates of deposit in other financial institutions decreased $53.7 million, or 100.0%, from December 31, 2008, to $0 at December 31, 2009. The decrease was primarily a result of the Company utilizing the excess cash to fund loans and purchase higher yielding investment securities during the year.

Loans held-for-investment, net of deferred loan fees, increased $139.3 million, or 23.6%, to $729.3 million at December 31, 2009, from $590.0 million at December 31, 2008. We continue to focus on originating multifamily and commercial real estate loans to the extent such loan demand exists while meeting our underwriting standards. Multi-family real estate loans increased $69.9 million, or 64.4%, to $178.4 million, from $108.5 million at December 31, 2008. Commercial real estate loans increased $38.7 million, or 13.4%, to $327.8 million, commercial and industrial loans increased $8.2 million, or 74.6%, to $19.3 million, and home equity loans and lines increased $1.9 million, or 8.0%, from $24.2 million at December 31, 2008. In addition, the Company purchased approximately $35.4 million of insurance premium loans during the quarter ended December 31, 2009, and grew this portfolio to $40.4 million at year end. These increases were partially offset by decreases in residential loans, and land and construction loans.

The Company’s securities portfolio totaled $1.1 billion at December 31, 2009, as compared to $974.6 million at year end 2008, an increase of $167.4 million, or 17.2%. Securities available-for-sale increased $174.2 million, or 18.2%, to $1.1 billion at December 31, 2009, from $957.6 million at December 31, 2008. The increase was primarily due to the purchase of approximately $655.8 million of securities partially offset by pay-downs and maturities of $500.5 million and sales of $3.3 million. The purchases were funded primarily by increased deposits, pay-downs, and maturities. Securities held-to-maturity decreased $7.7 million, or 53.4%, to $6.7 million at December 31, 2009, from $14.5 million at December 31, 2008. The decrease was primarily attributable to sales of approximately $3.4 million, coupled with pay-downs and maturities of $4.6 million. The Company routinely sells securities after a substantial portion (85% of the principal) has been recovered through repayments as the cost of servicing such investments becomes prohibitive.

At December 31, 2009, $773.9 million of the Company’s security portfolio were residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae. At the end of 2009, the Company also held residential mortgage-backed securities not guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, referred to as “private label securities.”

Our available-for-sale securities portfolio at December 31, 2009, consisted of securities with the following amortized cost: $469.5 million of pass-through mortgage-backed securities, of which $404.1 million were issued or guaranteed by GSEs and $65.4 million were issued by non-GSEs; $455.9 million of REMICs, of which $344.2 million were issued or guaranteed by GSEs and $111.8 million were issued by non-GSEs; and $185.4 million of other securities, consisting of corporate obligations, GSE bonds, and equity securities which primarily consisted of a money market mutual fund.

Included in the above available-for-sale security amounts, at December 31, 2009, were 23 residential mortgage-backed senior class securities issued by non-GSEs with an amortized cost of $177.1 million and an estimated fair value of $176.7 million. Eight of these securities were in an unrealized loss position with an amortized cost of $40.1 million and estimated fair value of $36.3 million.

Of the eight non-GSE securities in an unrealized loss position all but three were rated AAA at December 31, 2009. These three securities had a total amortized cost of $20.1 million and an estimated fair value of $16.6 million at December 31, 2009. The first of these three securities had an estimated fair value of $5.5 million, was rated AA (downgraded to a rating of A subsequent to December 31, 2009), and had the following underlying collateral characteristics; 84% originated in 2004 and 16% originated in 2005. The second security had an estimated fair value of $5.9 million, was rated Baa2, and had the following underlying collateral characteristics; 83% originated in 2004 and 17% originated in 2005. The remaining security had an estimated fair value of $5.2 million, was rated CCC, and was supported by collateral entirely originated in 2006.

During the quarter ended September 30, 2009, the Company recognized another-than-temporary impairment of $1.4 million on the $5.2 million security that was rated CCC. Since management does not have the intent to sell the security, and it is more likely than not that the Company will not be required to sell the security before the anticipated recovery of the estimated fair value, the credit component of $176,000 was recognized in earnings during the quarter ended September 30, 2009, and the non-credit component of $1.2 million was recorded as a component of accumulated other comprehensive income, net of tax. The Company continues to receive principal and interest payments in accordance with the contractual terms of these securities. Management has evaluated, among other things, delinquency status, estimated prepayment speeds and the estimated default rates and loss severity in liquidating the underlying collateral for each of these three securities. As a result of management’s evaluation of these securities, the Company believes that unrealized losses at December 31, 2009, are temporary, and as such, are recorded as a component of accumulated other comprehensive income, net of tax. All other losses within the Company’s investment portfolio were deemed to be temporary at December 31, 2009.

Management evaluated the remaining five non-GSE securities that experienced unrealized losses of less than five percent at December 31, 2009. These five securities, with an amortized cost of $20.1 million, and estimated fair value of $19.7 million, were reviewed for key underlying loan risk characteristics including origination dates, interest rate levels and composition of variable and fixed rates, reset dates (including related pricing indices), current loan to original collateral values, locations of collateral, delinquency status of loans, and current credit support. Management believes that it is not probable that the Company will not receive all amounts due under the contractual terms of the securities.

Deposits increased $292.4 million, or 28.5%, to $1.3 billion at December 31, 2009, from $1.0 billion at December 31, 2008. Certificates of deposit increased $161.8 million, or 38.7%, to $579.4 million at December 31, 2009, from $417.6 million at December 31, 2008. Savings and money market accounts increased $115.3 million, or 25.7%, to $564.6 million at December 31, 2009, from $449.3 million at December 31, 2008. Transaction accounts increased $15.4 million, or 9.8%, to $172.9 million at December 31, 2009, from $157.6 million at December 31, 2008. The increase in deposits was attributable primarily to the Company’s continued focus on growing the deposit franchise by offering competitive pricing and products, as well as an increase in consumer demand for FDIC insured deposit products related to the financial market turmoil experienced in late 2008 and continuing into 2009.

Total borrowings decreased $52.7 million, or 15.9%, to $279.4 million at December 31, 2009, from $332.1 million at December 31, 2008. The decrease in borrowings was attributable primarily to maturities during the year with such funding being replaced with deposits.

Total stockholders’ equity increased to $391.5 million at December 31, 2009, from $386.6 million at December 31, 2008. The increase was primarily attributable to net income of $12.1 million for the year ended December 31, 2009, and other comprehensive income of $12.2 million resulting primarily from a decrease in market interest rates that resulted in an increase in the estimated fair value of our securities available for sale. The increase in stockholders’ equity also was attributable to a $3.0 million increase in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards. These increases were partially offset by $19.9 million in stock repurchases and the declaration and payment of approximately $3.0 million in dividends for the year ended December 31, 2009. In February 2009, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to 2,240,153 shares of its outstanding shares. The Company is conducting the repurchases in accordance with a Rule 10b5-1 trading plan, and through December 31, 2009, has purchased 1,716,063 shares of common stock, at an average cost of $11.61 per share.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General.  Net income decreased $3.8 million or 23.7%, to $12.1 million for the year ended December 31, 2009, from $15.8 million for the year ended December 31, 2008. Included in 2008 net income was a

$2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009.

Interest Income.  Interest income increased by $10.5 million, or 14.0%, to $85.6 million for the year ended December 31, 2009, as compared to $75.0 million for the year ended December 31, 2008. The increase was primarily the result of an increase in average interest-earning assets of $298.9 million, or 20.0%, partially offset by a decrease in the average rate earned of 26 basis points, or 5.2%, to 4.77% for the year ended December 31, 2009, from 5.03% for the year ended December 31, 2008.

Interest income on loans increased $7.3 million, or 23.0%, to $38.9 million for the year ended December 31, 2009, from $31.6 million for the year ended December 31, 2008. The average balance of loans increased $149.9 million, or 29.7%, to $653.7 million for the year ended December 31, 2009, from $503.9 million for the year ended December 31, 2008, reflecting our current efforts to grow our multifamily and commercial real estate loan portfolios, and the purchase of an insurance premium loan portfolio during the fourth quarter of 2009. The yield on our loan portfolio decreased 32 basis points, or 5.1%, to 5.95% for the year ended December 31, 2009, from 6.27% for the year ended December 31, 2008, primarily as a result of decreases in interest rates on new originations and on our adjustable-rate loans, due to the lower interest rate environment in 2009, and the effect of non-accrual loans.

Interest income on mortgage-backed securities increased $4.2 million, or 11.0%, to $42.3 million for the year ended December 31, 2009, from $38.1 million for the year ended December 31, 2008. The increase resulted from an increase in the average balance of mortgage-backed securities of $76.4 million, or 9.0%, to $920.8 million for the year ended December 31, 2009, from $844.4 million for the year ended December 31, 2008. The increase is due primarily to the implementation of ongoing leveraging strategies within board approved risk parameters. The yield we earned on mortgage-backed securities increased eight basis points, or 1.8%, to 4.59% for the year ended December 31, 2009, from 4.51% for the year ended December 31, 2008. The increase in rate earned was due primarily to paydowns on lower yielding securities and the purchase of higher yielding private-label mortgage-backed securities.

Interest income on other securities increased $1.9 million, or 139.1%, to $3.2 million for the year ended December 31, 2009, from $1.3 million for the year ended December 31, 2008. The increase resulted from an increase in the average balance of other securities, primarily corporate bonds, of $91.0 million, or 252.9%, to $127.0 million for the year ended December 31, 2009, from $36.0 million for the year ended December 31, 2008, partially offset by a 121 basis point decrease in the yield on this portfolio, to 2.54% for the year ended December 31, 2009. The increase in other securities related primarily to the purchase of shorter-term bonds with relatively low interest rates due to the current interest rate environment.

Interest income on deposits in other financial institutions decreased $2.6 million, or 76.2%, to $801,000 for the year ended December 31, 2009, from $3.4 million for the year ended December 31, 2008. The average balance of deposits in other financial institutions decreased $14.1 million, or 14.5%, to $83.2 million for the year ended December 31, 2009, from $97.2 million for the year ended December 31, 2008. The yield on deposits in other financial institutions decreased 250 basis points for the year ended December 31, 2009, from 3.46% for the year ended December 31, 2008, primarily due to the continued general decline in the interest rate environment in 2009.

Interest Expense.  Interest expense increased $721,000, or 2.6%, to $29.0 million for the year ended December 31, 2009, from $28.3 million for the year ended December 31, 2008. The increase resulted from an increase of $283.5 million, or 26.0%, in the average balance of interest-bearing liabilities being partially offset by a decrease in the rate paid on interest-bearing liabilities of 48 basis points, or 18.5%, to 2.11% for the year ended December 31, 2009, from 2.59% for the year ended December 31, 2008.

Interest expense on interest-bearing deposits decreased $308,000, or 1.7%, to $18.2 million for the year ended December 31, 2009, as compared to $18.5 million, for the year ended December 31, 2008. This decrease was a result of a 59 basis point, or 25.9%, decline in the average rate paid on interest-bearing deposits, to 1.69% for the year ended December 31, 2009, as compared to 2.28% for the year ended December 31, 2008. The rate paid on certificates of deposit decreased 105 basis points, or 30.5%, to 2.39%

for the year ended December 31, 2009, as compared to 3.44%, for the year ended December 31, 2008. The rate paid on savings, NOW, and money market accounts also decreased 25 basis points, or 18.9%, to 1.07% for the year ended December 31, 2009, as compared to 1.32%, for the year ended December 31, 2008. The decrease in the cost of deposits was partially offset by an increase of $263.3 million, or 32.4%, in the average balance of deposits outstanding, to $1.077 billion at December 31, 2009.

Interest expense on borrowings (repurchase agreements and other borrowings) increased $1.0 million, or 10.6%, to $10.8 million for the year ended December 31, 2009, from $9.7 million for the year ended December 31, 2008. The average balance of borrowings increased $20.1 million, or 7.3%, to $297.4 million for the year ended December 31, 2009, from $277.2 million for the year ended December 31, 2008. The average balance of borrowings increased due to the Company implementing shorter-term securities leverage strategies within board approved risk parameters in 2009. The average rate paid on borrowings also increased 11 basis points to 3.62%, or 3.1%, for the year ended December 31, 2009, from 3.51% for the year ended December 31, 2008.

Net Interest Income.  The increase in net interest income of $9.8 million, or 20.9%, for the year ended December 31, 2009, was primarily the result of an increase in average interest-earning assets of $298.9 million, or 20.0%, and the expansion in the net interest margin of three basis points for the reasons detailed above.

Provision for Loan Losses.  We recorded a provision for loan losses of $9.0 million for the year ended December 31, 2009, and $5.1 million for the year ended December 31, 2008. We had charge-offs of $2.4 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. The increase in charge-offs in 2009 was primarily attributable to an increase of $346,000 in charge-offs related to commercial real estate loans and an increase of $164,000 in charge-offs related to multifamily real estate loans. The increased provisioning and charge-offs during the year ended December 31, 2009, as compared to the year ended December 31, 2008, resulted in an allowance for loans losses of $15.4 million, or 2.11% of total loans receivable at December 31, 2009, compared to $8.8 million, or 1.49% of total loans receivable at December 31, 2008. The increase in the provision for loan losses in the current year was due to a number of factors including an increase in total loans outstanding, changes in composition, increases in non-accrual loans and delinquencies, impairment losses on specific loans, and increases in general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio in recognition of the current recessionary economic environment and real estate market.

Non-interest Income.  Non-interest income decreased $760,000, or 12.4%, to $5.4 million for the year ended December 31, 2009, from $6.2 million for the year ended December 31, 2008. The decrease was due primarily to the absence of a previously recognized $2.5 million, nontaxable, death benefit realized on bank owned life insurance during the year ended December 31, 2008. This was partially offset by an increase of $2.2 million, or 167.6%, in gains on securities transactions, net, from a loss of $1.3 million during the year ended December 31, 2008, to a gain of $891,000 recognized during the year ended December 31, 2009. The Company recorded net securities gains during 2009 of $299,000, which primarily resulted from the sale of smaller balance mortgage-backed securities. The Company routinely sells these smaller balance securities as the cost of servicing becomes prohibitive. Securities gains during 2009 also included $592,000 related to the Company’s trading portfolio which is utilized to fund the Company’s deferred compensation obligation to certain employees and directors in the plan. The Company recorded securities losses of $1.3 million in 2008 in its trading portfolio. The participants of this plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities’ market values. Therefore, the Company records an equal and offsetting amount in non-interest expense, reflecting the change in the Company’s obligations under the plan.

Non-interest Expense.  Non-interest expense increased $9.4 million, or 37.8%, to $34.3 million for the year ended December 31, 2009, from $24.9 million for the year ended December 31, 2008. This includes a $2.1 million increase in FDIC deposit insurance expense for the year ended December 31, 2009, of which approximately $770,000 related to the FDIC’s special assessment recognized in the second quarter of 2009. Non-interest expense also increased in 2009 due to an increase of $5.2 million in compensation and employee benefits expense, which included $2.1 million for equity awards. The remaining increase in employee compensation and benefits costs pertained to an increase of approximately $1.9 million related to the deferred compensation plan (explained in the prior paragraph), coupled with increases in personnel, higher health care costs, and merit and market salary adjustments effective January 1, 2009. Non-interest expense also increased in 2009 due to higher levels of professional fees associated with loan restructurings and collection efforts, increases in personnel, and higher premises and equipment costs associated with additional operations center leasehold improvements, branch improvements, and lease payments on future branch locations.

Income Tax Expense.  The Company recorded a provision for income taxes of $6.6 million for the year ended December 31, 2009, as compared to $7.2 million for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009, was 35.4%, as compared to 31.2% for the year ended December 31, 2008. The increase in the effective tax rate was the result of a higher percentage of pre-tax income being subject to taxation in 2009, as compared to 2008. Income on bank owned life insurance in 2008 included a $2.5 million, nontaxable, death benefit.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General.  Net income increased $5.3 million or 50.7%, to $15.8 million for the year ended December 31, 2008, from $10.5 million for the year ended December 31, 2007. Included in 2008 net income is a $2.5 million tax-exempt life insurance gain due to the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009. Included in 2007 net income is a $12.0 million ($7.8 million, net of tax) charge related to the Company’s contribution to the Northfield Bank Foundation, which was substantially offset by net interest income of approximately $1.4 million ($795,000, net of tax) related to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering), the reversal of state and local tax liabilities of $4.5 million, net of federal taxes, as a result of the Company concluding an audit by the State of New York with respect to the Company’s combined state tax returns for years 2000 through 2006, and a gain of $4.3 million ($2.4 million, net of tax) related to the sale of two branch locations and associated deposit relationships.

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

Interest income on mortgage-backed securities increased $7.5 million, or 24.5%, to $38.1 million for the year ended December 31, 2008, from $30.6 million for the year ended December 31, 2007. The increase resulted from an increase in the average balance of mortgage-backed securities of $126.2 million, or 17.6%, to $844.4 million for the year ended December 31, 2008, from $718.3 million for the year ended December 31, 2007. The increase is due primarily to the implementation of ongoing leveraging strategies within board approved risk parameters. The yield earned on mortgage-backed securities increased 25 basis points to 4.51% for the year ended December 31, 2008, from 4.26% for the year ended December 31, 2007.

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

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the years. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$653,748	$38,889	5.95%	$503,897	$31,617	6.27%	$423,947	$28,398	6.70%
Mortgage-backed securities	920,785	42,256	4.59	844,435	38,072	4.51	718,279	30,576	4.26
Other securities	126,954	3,223	2.54	35,977	1,348	3.75	45,077	2,100	4.66
Federal Home Loan Bank of New York stock	7,428	399	5.37	11,653	652	5.60	6,486	519	8.00
Interest-earning deposits	83,159	801	0.96	97,223	3,360	3.46	92,202	4,109	4.46

Total interest-earning assets	1,792,074	85,568	4.77	1,493,185	75,049	5.03	1,285,991	65,702	5.11
Non-interest-earning assets	87,014			80,649			66,614

Total assets	$1,879,088			$1,573,834			$1,352,605

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$566,894	6,046	1.07	$445,382	5,866	1.32	$450,212	3,551	0.79
Certificates of deposit	509,610	12,168	2.39	367,806	12,656	3.44	464,552	20,212	4.35

Total interest-bearing deposits	1,076,504	18,214	1.69	813,188	18,522	2.28	914,764	23,763	2.60
Borrowings	297,365	10,763	3.62	277,227	9,734	3.51	127,926	5,073	3.97

Total interest-bearing liabilities	1,373,869	28,977	2.11	1,090,415	28,256	2.59	1,042,690	28,836	2.77
Non-interest-bearing deposits	99,950			94,499			96,796
Accrued expenses and other liabilities	14,075			13,703			13,905

Total liabilities	1,487,894			1,198,617			1,153,391
Stockholders’ equity	391,194			375,217			199,214

Total liabilities and stockholders’ equity	$1,879,088			$1,573,834			$1,352,605

Net interest income		$56,591			$46,793			$36,866

Net interest rate spread(1)			2.66			2.44			2.34
Net interest-earning assets(2)	$418,205			$402,770			$243,301

Net interest margin(3)			3.16%			3.13%			2.87%
Average interest-earning assets to interest-bearing liabilities	130.44%			136.94%			123.33%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$8,811	$(1,539)	$7,272	$4,845	$(1,626)	$3,219
Mortgage-backed securities	3,494	690	4,184	5,608	1,888	7,496
Other securities	2,149	(274)	1,875	(382)	(370)	(752)
Federal Home Loan Bank of New York stock	(228)	(25)	(253)	214	(81)	133
Interest-earning deposits	(427)	(2,132)	(2,559)	240	(989)	(749)

Total interest-earning assets	13,799	(3,280)	10,519	10,525	(1,178)	9,347

Interest-bearing liabilities:
Savings, NOW and money market accounts	595	(415)	180	(38)	2,353	2,315
Certificates of deposit	4,043	(4,531)	(488)	(3,770)	(3,786)	(7,556)

Total deposits	4,638	(4,946)	(308)	(3,808)	(1,433)	(5,241)
Borrowings	722	307	1,029	5,168	(507)	4,661

Total interest-bearing liabilities	5,360	(4,639)	721	1,360	(1,940)	(580)

Change in net interest income	$8,439	$1,359	$9,798	$9,165	$762	$9,927

Loan Quality

General.  One of the Company’s key objectives has been and continues to be to maintain a high level of asset quality. In addition to maintaining sound credit standards for new loan originations, the Bank employs proactive collection and workout processes associated with delinquent or problem loans. The Bank actively markets properties that it acquires through foreclosure or otherwise in the loan collection process.

Delinquent Loans and Non-performing Loans.  Non-performing loans increased $32.2 million, or 333.0%, from $9.7 million at December 31, 2008, to $41.8 million at December 31, 2009. The following table details non-performing loans at December 31, 2009 and 2008 (in thousands).

	December 31,
	2009	2008

Real estate loans:
Commercial	$28,802	4,391
One-to four-family residential	2,066	1,095
Construction and land	6,843	2,812
Multifamily	2,118	1,126
Home equity and lines of credit	62	100
Commercial and industrial	1,931	114
Other	—	1

	$41,822	9,639

Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. The following table details the delinquency status of non-performing loans at December 31, 2009:

	Days Past Due
	0-30	31-89	90+	Total
	(In thousands)

Real estate loans:
Commercial	$2,585	10,480	15,737	28,802
One -to- four family residential	—	392	1,674	2,066
Construction and land	5,864	—	979	6,843
Multifamily	—	530	1,588	2,118
Home equity and lines of credit	62	—	—	62
Commercial and industrial loans	1,470	—	461	1,931

Total non-performing loans	$9,981	11,402	20,439	41,822

The increase in non-performing loans is primarily attributable to an increase of $24.4 million in non-performing commercial real estate loans from December 31, 2008, to December 31, 2009. During 2009, fifteen commercial real estate loans totaling $26.3 million were placed on non-accrual status, while one loan that was previously classified as non-accrual at December 31, 2008 was reclassified to other real estate owned. The increase in non-performing loans also is attributable to an increase of $4.0 million in construction and land loans over the same time period. During 2009, six construction and land loans totaling $6.8 million were placed on non-accrual status, while one loan that was previously classified as non-accrual at December 31, 2008, was sold.

At December 31, 2009, the Company had $28.3 million of accruing loans that were 30 to 89 days delinquent, as compared to $6.2 million at December 31, 2008.

Non-accruing loans subject to restructuring agreements increased to $10.7 million at December 31, 2009, from $1.0 million at December 31, 2008. During the year ended December 31, 2009, the Company entered into eight troubled debt restructurings totaling $9.8 million that were classified as non-accrual at December 31, 2009.

In addition, the Company entered into six troubled debt restructuring agreements totaling $7.3 million for which interest is still accruing at December 31, 2009. The table below sets forth the amounts and categories of the troubled debt restructurings as of December 31, 2009 and December 31, 2008.

	At December 31,
	2009		2008
	Non-Accruing	Accruing	Non-Accruing	Accruing
	(In thousands)

Troubled Debt Restructurings:
Real estate loans:
Commercial	$3,960	$5,499	$950	$—
Construction and land	5,726	1,751	—	—
Multifamily	530	—	—	—
Commercial and industrial loans	501	—	—	—

	$10,717	$7,250	$950	$—

The increases in delinquencies and non-performing loans has been directly related to the current economic downturn. As a result of increased unemployment rates, and decreasing real estate values, delinquencies and non-accrual loans have risen from December 31, 2008 to December 31, 2009. These factors have attributed to the growth in the Company’s allowance for loan losses as detailed below.

The allowance for loan losses to non-performing loans at end of year decreased from 91.07% at December 31, 2008 to 36.86% at December 31, 2009. This decrease was primarily attributable to an increase in non-performing loans of $32.2 million, from $9.6 million at December 31, 2008, to $41.8 million at December 31, 2009, partially offset by an increase of $6.6 million, or 75.6%, in the allowance for loan losses over the same time period. As previously discussed, the increase in non-accrual loans was primarily attributable to increases in commercial real estate, and to a lesser extent, construction and land loans during the same time period. These loans were secured by real estate with either current appraisals, or appraisals that are relatively current (within 18 months) and have been adjusted downward when appropriate by management for perceived declines in real estate values. Generally loans are charged down to the appraised values less costs to sell which reduces the coverage ratio of the allowance for loan losses to non-performing loans.

The allowance for loan losses to loans held-for-investment, net, increased to 2.11% at December 31, 2009, from 1.49% at December 31, 2008. This increase was attributable to an increase of $6.6 million, or 75.6%, in the allowance for loan losses from December 31, 2008, to December 31, 2009, partially offset by an increase in the loan portfolio over the same time period. The increase in the Company’s allowance for loan losses during the year is primarily attributable to specific reserves on impaired loans, and an increase in general loss factors related to increases in non-accrual loans, loans 30 to 89 days delinquent, and declines in general economic conditions and real estate values.

Impairment losses on specific loans increased $2.1 million, or 674.3%, from $310,000 for the year ended December 31, 2008, to $2.4 million for the year ended December 31, 2009. At December 31, 2008, the Company had four loans classified as impaired and recorded impairment losses totaling $310,000 on two of the four impaired loans. At December 31, 2009, the Company had 30 loans classified as impaired and recorded a total of $2.4 million of specific reserves on eleven of the 30 impaired loans. The increase in specific reserves recorded on impaired loans was attributable to an increase in impaired loans coupled with decreasing values of the underlying loan collateral.

The following table sets forth activity in our allowance for loan losses, by loan type, for the years indicated.

	Real estate loans									Total
		One-to-			Home Equity	Commercial	Insurance			Allowance
		Four Family	Construction		and Lines of	and	Premium			for Loan
	Commercial	Residential	and Land	Multifamily	Credit	Industrial	Loans	Other	Unallocated	Losses
	(In thousands)

December 31, 2006	2,421	189	1,303	113	46	891	—	25	42	5,030
Provision for loan losses	1,035	(129)	158	(14)	(8)	407	—	35	(42)	1,442
Recoveries	—	—	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	(814)	—	(22)	—	(836)

December 31, 2007	3,456	60	1,461	99	38	484	—	38	—	5,636
Provision for loan losses	2,722	71	1,282	689	108	204	—	6	—	5,082
Recoveries	—	—	—	—	—	—	—	—	—	—
Charge-offs	(1,002)	—	(761)	—	—	(165)	—	(12)	—	(1,940)

December 31, 2008	5,176	131	1,982	788	146	523	—	32	—	8,778
Provision for loan losses	4,575	95	1,113	1,242	64	1,495	101	2	351	9,038
Recoveries	—	—	—	—	—	—	—	—	—	—
Charge-offs	(1,348)	(63)	(686)	(164)	—	(141)	—	—	—	(2,402)

December 31, 2009	8,403	163	2,409	1,866	210	1,877	101	34	351	15,414

During the year ended December 31, 2009, the Company recorded charge-offs of $2.4 million, an increase of $462,000, or 23.8%, as compared to the year ended December 31, 2008. The increase in charge-offs was primarily attributable to a $346,000 increase in charge-offs related to commercial real estate loans.

As a result of higher charge-offs, an increase in non-accrual commercial real estate loans and commercial real estate loans past due 30 to 89 days, coupled with the general decline in real estate values and the current economic downturn, the Company’s historical and general loss factors have increased, thus increasing the allowance for loan losses allocated to commercial real estate loans by $3.2 million, or 62.3%, from $5.2 million December 31, 2008, to $8.4 million at December 31, 2009. In addition, the Company experienced increased charge-offs of approximately $164,000 in multifamily real estate loans, an increase of 100% from the year ended December 31, 2008. As a result of the charge-offs incurred, as well as increased levels of multifamily real estate loans on non-accrual status and 30 to 89 days past due, coupled with the general decline in real estate values and the current economic downturn, the Company’s historical and general loss factors have increased, thus increasing the allowance for loan losses allocated to multifamily real estate loans by $1.1 million, or 136.8%, from $788,000 at December 31, 2008, to $1.9 million at December 31, 2009. The allowance for loan losses allocated to commercial and industrial loans and construction and land loans also increased $1.4 million and $427,000, respectively, from December 31, 2008, to December 31, 2009. These increases were attributable to increased historical and general loss factors which resulted from additional charge-offs taken during the year ended December 31, 2009, coupled with increased levels of non-accrual loans, and loans that are 30 to 89 days past due, and the current economic downturn. The Company could experience an increase in its allowance for loan losses in future periods if charge-offs and non-performing loans continue to increase.

Management of Market Risk

General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale funding. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management asset liability committee, comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the asset liability management committee of our board of director’s the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originate commercial real estate loans and multifamily real estate loans that generally have interest rates that reset every five years;

•	invest in shorter maturity investment grade corporate securities and mortgage-related securities; and

•	obtain general financing through lower cost deposits and wholesale funding and repurchase agreements.

Net Portfolio Value Analysis.  We compute the net present value of our interest-earning assets and interest-bearing liabilities (net portfolio value or “NPV”) over a range of assumed market interest rates. Our simulation model uses a discounted cash flow analysis to measure the net portfolio value. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous, parallel, and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

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

The table below sets forth, as of December 31, 2009, our calculation of the estimated changes in our net portfolio value, net present value ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands.)

	NPV
	Estimated	Estimated			Estimated
Change in	Present	Present		Estimated	NPV/Present	Net Interest
Interest Rates	Value of	Value of	Estimated	Change In	Value of	Income Percent
(Basis Points)	Assets	Liabilities	NPV	NPV	Assets Ratio	Change

+300	$1,884,900	$1,502,093	$382,807	$(62,473)	20.31%	(5.24)%
+200	1,931,727	1,524,764	406,963	(38,317)	21.07%	(3.36)%
+100	1,977,999	1,548,205	429,794	(15,486)	21.73%	(1.36)%
0	2,017,733	1,572,453	445,280	—	22.07%	—
−100	2,054,930	1,596,234	458,696	13,416	22.32%	2.48%
−200	2,072,124	1,618,733	453,391	8,111	21.88%	(2.39)%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2009, in the event of a 200 basis point decrease in interest rates, we would experience a 1.82% increase in estimated net portfolio value and a 2.39% decrease in net interest income. In the event of a 300 basis point increase in interest rates, we would experience a 14.03% decrease in net portfolio value and a 5.24% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at December 31, 2009. At December 31, 2009, we were in compliance with all board approved policies with respect to interest rate risk management.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the Federal Home Loan Bank of New York, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our board asset and liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2009, this ratio was 70.83%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs.

We regularly adjust our investments in liquid assets based upon our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Our most liquid assets are cash and cash equivalents, and unpledged mortgage-related securities issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac, that we can either borrow against or sell. We also have the ability to surrender bank owned life insurance contracts. The surrender of these contracts would subject the Company to income taxes and penalties for increases in the cash surrender values over the original premium payments.

The Company had the following primary sources of liquidity at December 31, 2009 (in thousands):

Cash and cash equivalents	$42,544
Unpledged mortgage-backed securities	481,393
(Issued or Guaranteed By the U.S. Government, Fannie Mae or, Freddie Mac)

At December 31, 2009, we had $4.3 million in outstanding loan commitments. In addition, we had $36.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2009, totaled $518.0 million, or 39.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, based on past experience, that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company has a detailed contingency funding plan that is reviewed and reported to the board asset liability management committee on at least a quarterly basis. This plan includes monitoring cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs a stress test on the Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis. The stress scenarios include deposit attrition of up to 50%, and selling our securities available-for-sale portfolio at a discount of 10% to its current estimated fair value. The Bank continues to maintain significant liquidity under all stress scenarios.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2009, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 12 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process applicable to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 11 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations we enter into certain contractual obligations. Such obligations include leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More Than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(In thousands)

Long-term debt(1)	$61,382	$90,000	$118,800	$2,500	$272,682
Operating leases	2,177	4,110	4,026	22,686	32,999
Capitalized leases	365	763	810	1,075	3,013
Certificates of deposit	517,986	33,104	28,283	—	579,373

Total	$581,910	$127,977	$151,919	$26,261	$888,067

Commitments to extend credit(2)	$43,472	$—	$—	$—	$43,472

(1)	Includes repurchase agreements, Federal Home Loan Bank of New York advances, and accrued interest payable at December 31, 2009.

(2)	Includes unused lines of credit which are assumed to be funded within the year.

Impact of Recent Accounting Standards and Interpretations

Effective July 1, 2009, FASB established the Accounting Standards Codification (ASC) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. The ASC did not have a significant effect on the Company’s consolidated financial statements.

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

Accounting Standards Update No. 2010-09 under ASC 855 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between subtopic 855-10 and the SEC’s requirements. The new guidance did not have a significant effect on the Company’s consolidated financial statements.

ASC 260, Earnings Per Share, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This ASC was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 260 did not have a material affect on the Company’s consolidated financial statements.

These following three ASCs (ASC 820, ASC 825, and ASC 320) were effective for the period ended June 30, 2009.

ASC 820, Fair Value Measurements and Disclosures, provides guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820 did not have a significant effect on the Company’s consolidated financial statements other than additional disclosures.

ASC 825, Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that previously were only required to be disclosed in annual financial statements. The adoption of ASC 825 did not have a significant effect on the Company’s consolidated financial statements other than additional disclosures.

ASC 320, Investments — Debt and Equity Securities, amends previous other-than-temporary impairment guidance in generally accepted accounting principles (GAAP) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This ASC does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of ASC 320 resulted in $1.2 million of impairment charges being recorded in other comprehensive income.

Accounting Standards Update No. 2009-05 under ASC 820 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances, a reporting entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with the principles of ASC 820, such as an income approach or a market approach. The update clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate adjustment relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance also clarifies that the quoted price for an identical liability traded as an asset in an active market would also be a Level 1 measurement, provided that the quoted price does not need to be adjusted to reflect factors specific to the asset that do no apply to the fair value measurement of the liability. The new guidance did not have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2010-06 under ASC 820 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosure: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Update No. 2009-12 under ASC 820 amends Subtopic 820-10 to permit a reporting entity to measure the fair value of certain investments on the basis of net asset value per share of the investment (or its equivalent). This Update also requires new disclosure, by major category of investments, about the attributes of investments within the scope of this amendment to the Codification. The new guidance under ASC 820 became effective for financial statements issued for periods ending after December 15, 2009. The Company’s adoption of this new authoritative guidance did not have a significant impact on the Company’s financial statements or its disclosures at December 31, 2009.

ASC 805, Business Combinations, applies to all transactions and other events in which one entity obtains control over one or more other businesses. The new guidance requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process previously required whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. The new guidance requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case. Specific requirements must be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and, instead, that contingency would be subject to the probable and estimable recognition criteria of contingencies. The new guidance is effective for all business combinations closing after January 1, 2009 and will impact the Bank’s accounting for business combinations after such date.

Additional new authoritative accounting guidance under ASC 805, requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 450, Contingencies. This new guidance removes subsequent accounting guidance for assets and liabilities arising from contingencies and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. The new guidance eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required under ASC 450. The new guidance also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value. ASC 805 is effective for assets or liabilities arising from contingencies in business combinations after January 1, 2009.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The effect of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater effect on our performance than inflation.

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

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc, and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Short Hills, New Jersey
March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northfield Bancorp, Inc. and subsidiaries:

We have audited Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Northfield Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Short Hills, New Jersey
March 16, 2010

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2009	2008
	(In thousands,
	except share data)

ASSETS:
Cash and due from banks	$10,183	9,014
Interest-bearing deposits in other financial institutions	32,361	41,114

Total cash and cash equivalents	42,544	50,128

Certificates of deposit	—	53,653
Trading securities	3,403	2,498
Securities available-for-sale, at estimated fair value (encumbered $219,446 in 2009 and $183,711 in 2008)	1,131,803	957,585
Securities held-to-maturity, at amortized cost (estimated fair value of $6,930 and $14,588 in 2009 and 2008, respectively) (encumbered $0 in 2009 and $1,241 in 2008)	6,740	14,479
Loans held-for-investment, net	729,269	589,984
Allowance for loan losses	(15,414)	(8,778)

Net loans held-for-investment	713,855	581,206

Accrued interest receivable	8,054	8,319
Bank owned life insurance	43,751	42,001
Federal Home Loan Bank of New York stock, at cost	6,421	9,410
Premises and equipment, net	12,676	8,899
Goodwill	16,159	16,159
Other real estate owned	1,938	1,071
Other assets	14,930	12,353

Total assets	$2,002,274	1,757,761

LIABILITIES AND STOCKHOLDERS’ EQUITY:

LIABILITIES:
Deposits	$1,316,885	1,024,439
Securities sold under agreements to repurchase	200,000	170,000
Other borrowings	79,424	162,084
Advance payments by borrowers for taxes and insurance	757	3,823
Accrued expenses and other liabilities	13,668	10,837

Total liabilities	1,610,734	1,371,183

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 45,628,211 and 44,803,061 shares issued at December 31, 2009 and 2008, respectively, 43,912,148 and 44,803,061 shares outstanding at December 31, 2009 and 2008, respectively	456	448
Additional paid-in capital	202,479	199,453
Unallocated common stock held by employee stock ownership plan	(15,807)	(16,391)
Retained earnings	212,196	203,085
Accumulated other comprehensive income (loss)	12,145	(17)
Treasury stock at cost; 1,716,063 and 0 shares at December 31, 2009 and 2008, respectively	(19,929)	—

Total stockholders’ equity	391,540	386,578

Total liabilities and stockholders’ equity	$2,002,274	1,757,761

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except share data)

Interest income:
Loans	$38,889	31,617	28,398
Mortgage-backed securities	42,256	38,072	30,576
Other securities	3,223	1,348	2,100
Federal Home Loan Bank of New York dividends	399	652	519
Deposits in other financial institutions	801	3,360	4,109

Total interest income	85,568	75,049	65,702

Interest expense:
Deposits	18,214	18,522	23,763
Borrowings	10,763	9,734	5,073

Total interest expense	28,977	28,256	28,836

Net interest income	56,591	46,793	36,866
Provision for loan losses	9,038	5,082	1,442

Net interest income after provision for loan losses	47,553	41,711	35,424

Non-interest income:
Fees and service charges for customer services	2,695	3,133	3,132
Income on bank owned life insurance	1,750	4,235	1,694
Gain (loss) on securities transactions, net	891	(1,318)	71
Gain on sale of premises and equipment and deposit relationships	—	—	4,308
Other-than-temporary impairment losses on securities	(1,365)	—	—
Portion recognized in other comprehensive income (before taxes)	1,189	—	—

Net impairment losses on securities recognized in earnings	(176)	—	—

Other	233	103	273

Total non-interest income	5,393	6,153	9,478

Non-interest expense:
Compensation and employee benefits	16,896	11,723	12,685
Director compensation	1,338	545	598
Occupancy	4,602	3,864	3,062
Furniture and equipment	1,093	996	852
Data processing	2,637	3,021	2,425
Professional fees	1,950	1,584	1,218
Contribution to Northfield Bank Foundation	—	—	11,952
FDIC insurance	2,320	251	116
Other	3,418	2,868	3,042

Total non-interest expense	34,254	24,852	35,950

Income before income taxes	18,692	23,012	8,952
Income tax expense (benefit)	6,618	7,181	(1,555)

Net income	$12,074	15,831	10,507

Net income (loss) per common share — basic and diluted(1)	$0.28	0.37	(0.03)
Weighted average shares outstanding — basic(1)	42,405,774	43,133,856	43,076,586
Weighted average shares outstanding — diluted	42,532,568	—	—

(1)	Net loss per share is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007, through December 31, 2007). The net loss for this period was $1,501,000 and the weighted average common shares outstanding were 43,076,586. Per share data and shares outstanding information is not applicable prior to November 8, 2007

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Years Ended December 31, 2009, 2008, and 2007
				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
		Par	Paid-In	Employee Stock	Retained	Income (Loss),	Treasury	Stockholders’
	Shares	Value	Capital	Ownership Plan	Earnings	Net of Tax	Stock	Equity
	(In thousands except share data)

Balance at December 31, 2006	100	$—	510	—	177,731	(14,247)	—	163,994

Comprehensive income:
Net income					10,507			10,507
Net unrealized holding gains on securities arising during the year (net of tax of $7,069)						10,897		10,897
Reclassification adjustment for gains included in net income (net of tax of $4)						(5)		(5)
Post retirement benefits adjustment (net of tax $158)						(163)		(163)

Total comprehensive income								21,236

Contribution from Northfield Bancorp, MHC.			500					500
Sale of 19,265,316 shares of common stock, issuance of 24,641,584 shares to the mutual holding company, and issuance of 896,061 shares to Northfield Bank Foundation	44,802,961	448	198,350		(246)			198,552
Purchase of common stock by the ESOP				(17,563)				(17,563)
ESOP shares allocated or committed to be released			35	586				621

Balance at December 31, 2007	44,803,061	$448	199,395	(16,977)	187,992	(3,518)	—	367,340

Comprehensive income:
Net income					15,831			15,831
Net unrealized holding gains on securities arising during the year (net of tax of $2,434)						3,479		3,479
Reclassification adjustment for gains included in net income (net of tax of $6)						(9)		(9)
Post retirement benefits adjustment (net of tax $28)						31		31

Total comprehensive income								19,332

Cash dividends declared ($0.04 per common share)					(738)			(738)
ESOP shares allocated or committed to be released			58	586				644

Balance at December 31, 2008	44,803,061	$448	199,453	(16,391)	203,085	(17)	—	386,578

Comprehensive income:
Net income					12,074			12,074
Net unrealized holding gains on securities arising during the year (net of tax of $8,438)						12,075		12,075
Reclassification adjustment for gains included in net income (net of tax of $35)						(54)		(54)
Post retirement benefits adjustment (net of tax $26)						35		35
Reclassification adjustment for OTTI impairment included in net income (net of tax of $70)						106		106

Total comprehensive income								24,236

ESOP shares allocated or committed to be released			92	584				676
Stock compensation expense			2,942					2,942
Cash dividends declared ($0.16 per common share)					(2,963)			(2,963)
Issuance of restricted stock	825,150	8	(8)					0
Treasury stock (average cost of $11.61 per share)							(19,929)	(19,929)

Balance at December 31, 2009	45,628,211	$456	202,479	(15,807)	212,196	12,145	(19,929)	391,540

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$12,074	15,831	10,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,038	5,082	1,442
Depreciation	1,679	1,490	1,326
Accretion of discounts, and deferred loan fees, net of amortization of premiums	(1,486)	(1,098)	(60)
Amortization of mortgage servicing rights	113	135	171
Income on bank owned life insurance	(1,750)	(4,235)	(1,694)
Contribution of common stock to Northfield Bank Foundation	—	—	8,952
Net gain on sale of loans held-for-sale	(138)	(29)	(60)
Proceeds from sale of loans held-for-sale	7,509	4,092	6,265
Origination of loans held-for-sale	(7,371)	(3,793)	(6,350)
(Gain) loss on securities transactions, net	(891)	1,318	(71)
Net impairment losses on securities recognized in earnings	176	—	—
Gain on sale of deposit relationships	—	—	(3,660)
Gain on sale of premises and equipment, net	—	—	(648)
Net purchases of trading securities	(313)	(226)	(876)
Decrease (increase) in accrued interest receivable	265	(2,719)	24
Decrease (increase) in other assets	148	(5,283)	90
Prepaid FDIC assessment	(5,736)	—	—
ESOP and stock compensation expense	3,618	644	621
Deferred taxes	(4,938)	(1)	(10,396)
Increase (decrease) in accrued expenses and other liabilities	2,831	(6,253)	5,443
Amortization of core deposit intangible	336	378	386

Net cash provided by operating activities	15,164	5,333	11,412

Cash flows from investing activities:
Net increase in loans receivable	(108,385)	(163,643)	(16,029)
Purchases of loans	(35,369)	—	—
Redemptions (purchases) of Federal Home Loan Bank of New York stock, net	2,989	(2,708)	484
Purchases of securities available-for-sale	(655,765)	(421,696)	(309,396)
Principal payments and maturities on securities available-for-sale	500,518	270,091	234,457
Principal payments and maturities on securities held-to-maturity	4,575	5,214	6,476
Proceeds from sale of securities available-for-sale	3,293	3,350	3,705
Proceeds from sale of securities held-to-maturity	3,371	—	—
Purchases of certificates of deposit in other financial institutions	(63)	(118,653)	(50,500)
Proceeds from maturities of certificates of deposit in other financial institutions	53,716	89,500	31,200
Purchase of bank owned life insurance	—	—	(7,000)
Cash received from bank owned life insurance contracts	—	3,794	—
Purchases and improvements of premises and equipment	(5,456)	(2,662)	(897)
Proceeds from sale of premises and equipment	—	—	1,473

Net cash used in investing activities	(236,576)	(337,413)	(106,027)

Cash flows from financing activities:
Net increase (decrease) in deposits	292,446	147,214	(3,560)
Deposit relationship sold, net	—	—	(22,985)
Net proceeds from sale of common stock	—	—	107,241
Dividends paid	(2,963)	(738)	—
Purchase of common stock for ESOP	—	—	(17,563)
Purchase of treasury stock	(19,929)	—	—
(Decrease) increase in advance payments by borrowers for taxes and insurance	(3,066)	2,980	60
Repayments under capital lease obligations	(160)	(136)	(114)
Proceeds from securities sold under agreements to repurchase and other borrowings	138,600	410,800	83,000
Repayments related to securities sold under agreements to repurchase and other borrowings	(191,100)	(203,000)	(87,000)

Net cash provided by financing activities	213,828	357,120	59,079

Net (decrease) increase in cash and cash equivalents	(7,584)	25,040	(35,536)
Cash and cash equivalents at beginning of year	50,128	25,088	60,624

Cash and cash equivalents at end of year	$42,544	50,128	25,088

Supplemental cash flow information:
Cash paid during the year for:
Interest	$29,334	27,322	28,657
Income taxes	10,351	11,316	4,298
Non-cash transactions:
Deposits utilized to purchase common stock	—	—	82,359
Loans charged-off, net	2,402	1,940	836
Transfer of loans to other real estate owned	1,348	1,071	—

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies

The following significant accounting and reporting policies of Northfield Bancorp, Inc. and subsidiaries (collectively, the “Company”), conform to U.S. generally accepted accounting principles, or (“GAAP”), and are used in preparing and presenting these consolidated financial statements.

(a)	Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. and its wholly owned subsidiaries, Northfield Investment, Inc. and Northfield Bank (the “Bank”) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

In 1995, the Bank completed a Plan of Mutual Holding Company Reorganization, utilizing a single-tier mutual holding company structure. In a series of steps, the Bank formed a New York-chartered mutual holding company (NSB Holding Corp.) which owned 100% of the common stock of the Bank. In 2002, NSB Holding Corp. formed Northfield Holdings Corp., a New York-chartered stock corporation, and contributed 100% of the common stock of the Bank into Northfield Holdings Corp. which owned 100% of the common stock of Northfield Holdings Corp. In 2006, Northfield Holdings Corp.’s name was changed to Northfield Bancorp, Inc. and Northfield Savings Bank’s name was changed to Northfield Bank. In 2007, NSB Holdings Corp.’s name was changed to Northfield Bancorp, MHC.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. Judgments related to goodwill, and securities valuation and impairment also are critical because they involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from the estimates and assumptions.

Certain prior year balances have been reclassified to conform to the current year presentation.

(b)	Business

The Company, through its principal subsidiary, the Bank, provides a full range of banking services primarily to individuals and corporate customers in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. The Company also finances insurance premiums for commercial customers throughout the contiguous United States. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

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

Securities are classified at the time of purchase, based on management’s intention, as securities held-to-maturity, securities available-for-sale, or trading account securities. Securities held-to-maturity are those that management has the positive intent and ability to hold until maturity. Securities held-to-maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the contractual term of the securities, adjusted for actual prepayments. Trading securities are securities that are bought and may be held for the purpose of selling them in the near term. Trading securities are reported at estimated fair value, with unrealized holding gains and losses reported as a component of gain (loss) on securities transactions, net in non-interest income. Securities available-for-sale represents all securities not classified as either held-to-maturity or trading. Securities available-for-sale are carried at estimated fair value with unrealized holding gains and losses (net of related tax effects) on such securities excluded from earnings, but included as a separate component of stockholders’ equity, titled “Accumulated other comprehensive income (loss).” The cost of securities sold is determined using the specific-identification method. Security transactions are recorded on a trade-date basis. Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income as a component of gain (loss) on securities, net. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax. The estimated fair value of debt securities, including mortgage-backed securities and corporate debt obligations is furnished by an independent third party pricing service. The third party pricing service primarily utilizes pricing models and methodologies that incorporate observable market inputs, including among other things, benchmark yields, reported trades, and projected prepayment and default rates. Management reviews the data and assumptions used in pricing the securities by its third party provider for reasonableness.

(e)	Loans

Net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Loans held-for-sale are designated at time of origination and generally consist of fixed rate residential loans with terms of 15 years or more and are recorded at the lower of cost or estimated fair value in the aggregate. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater. Impaired loans are individually assessed to determine that the

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

loan’s carrying value is not in excess of the expected future cash flows, discounted at the loans original effective interest rate, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments are recognized through a charge to the provision for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent. Homogeneous loans with balances less than $500,000 are collectively evaluated for impairment.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale of such collateral. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, and estimated value of any underlying collateral securing loans. Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions, and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimatable losses at the date of the consolidated balance sheets. The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments. The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

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

Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period. The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, and the original loans carrying value. Changes in present values attributable to the passage of time are recorded as a component of the provision for loan losses.

A loan is considered past due when it is not paid in accordance with its contractual terms. The accrual of income on loans, including impaired loans, and other loans in the process of foreclosure, is generally

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

discontinued when a loan becomes 90 days or more delinquent, or when certain factors indicate that the ultimate collection of principal and interest is in doubt. Loans on which the accrual of income has been discontinued are designated as non-accrual loans. All previously accrued interest is reversed against interest income, and income is recognized subsequently only in the period that cash is received, provided no principal payments are due and the remaining principal balance outstanding is deemed collectible. A non-accrual loan is not returned to accrual status until both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period.

(f)	Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of New York (the “FHLB”), is required to hold shares of capital stock in the FHLB as a condition to both becoming a member and engaging in certain transactions with the FHLB. The minimum investment requirement is determined by a “membership” investment component and an “activity-based” investment component. The membership investment component is the greater of 0.20% of the Bank’s mortgage-related assets, as defined by the FHLB, or $1,000. The activity-based investment component is equal to 4.5% of the Bank’s outstanding advances with the FHLB. The activity-based investment component also considers other transactions, including assets originated for or sold to the FHLB, and delivery commitments issued by the FHLB. The Company currently does not enter into these other types of transactions with the FHLB.

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We do not consider this security to be other-than-temporarily impaired at December 31, 2009.

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

The Company has purchased bank owned life insurance contracts to help fund its obligations for certain employee benefit costs. The Company’s investment in such insurance contracts has been reported in the consolidated balance sheets at their cash surrender values. Changes in cash surrender values and death benefit proceeds received in excess of the related cash surrender values are recorded as non-interest income.

(i)	Goodwill

Goodwill is presumed to have an indefinite useful life and is not amortized, but rather is tested, at least annually, for impairment at the reporting unit level. For purposes of the Company’s goodwill impairment testing, management has identified a single reporting unit. The Company uses the quoted market price of its common stock on the impairment testing date as the basis for estimating the fair value of the Company’s reporting unit. If the fair value of the reporting unit exceeds its carrying amount, further evaluation is not

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

necessary. However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required. As of December 31, 2009, the carrying value of goodwill totaled $16.2 million. The Company performed its annual goodwill impairment test, as of December 31, 2009, and determined the fair value of the Company’s one reporting unit to be in excess of its carrying value. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. When applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for income taxes as required by the income taxes topic of the FASB Accounting Standards. The topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

(k)	Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted (and without interest) net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(l)	Securities Sold Under Agreements to Repurchase and Other Borrowings

The Company enters into sales of securities under agreements to repurchase (Repurchase Agreements) and collateral pledge agreements (Pledge Agreements) with selected dealers and banks. Such agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred or pledged securities and the transfer meets the other accounting and recognition criteria as required by the transfer and servicing topic of the FASB Accounting Standards. Obligations under these agreements are reflected as a liability in the consolidated balance sheets. Securities underlying the agreements are maintained at selected dealers and banks as collateral for each transaction executed and may be sold or pledged by the counterparty. Collateral underlying Repurchase Agreements which permit the counterparty to sell or pledge the underlying collateral is disclosed on the consolidated balance sheets as “encumbered.” The

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company retains the right under all Repurchase Agreements and Pledge Agreements to substitute acceptable collateral throughout the terms of the agreement.

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

The Company sponsors a defined postretirement benefit plan that provides for medical and life insurance coverage to a limited number of retirees, as well as life insurance to all qualifying employees of the Company. The estimated cost of postretirement benefits earned is accrued during an individual’s estimated service period to the Company. The Company recognizes in its statement of financial position the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation at the end of our calendar year. The actuarial gains and losses and the prior service costs and credits that arise during the period are recognized as a component of other comprehensive income, net of tax.

Funds borrowed by the Employee Stock Ownership Plan (ESOP) from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. The Company records compensation expense related to the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of our common stock during the reporting period.

The Company recognizes the grant-date fair value of stock based awards issued to employees as compensation cost in the consolidated statements of income. The fair value of common stock awards is based on the closing price of our common stock as reported on the NASDAQ Stock Market on the grant date. The expense related to stock options is based on the estimated fair value of the options at the date of the grant using the Black-Scholes pricing model. The awards are fixed in nature and compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.

The Bank has a 401(k) plan covering substantially all employees. Contributions to the plan are expensed as incurred.

(o)	Segment Reporting

As a community-focused financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

(p)	Net Income (Loss) per Common Share

Net income per common share-basic is computed for the year ended December 31, 2009 and 2008, by dividing the net income available to common stockholders by the weighted average number of common shares outstanding, excluding unallocated ESOP shares and unearned common stock award shares. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Northfield Bancorp, MHC and allocated or committed to be released ESOP shares.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net loss per common share is computed for the period the common stock was outstanding in 2007 (November 8, 2007, to December 31, 2007) by dividing the net loss available to common stockholders by the weighted average number of shares outstanding for the period from November 8, 2007, to December 31, 2007, excluding unallocated ESOP shares. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Northfield Bancorp Inc, MHC and allocated or committed to be released ESOP shares.

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. At December 31, 2009, 2008, and 2007, there were 126,794, 0, and 0 dilutive shares outstanding, respectively.

(q)	Other Real Estate Owned

Assets acquired through, or deed-in-lieu of, loan foreclosure are held for sale and are initially recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Costs after acquisition are generally expensed. If the estimated fair value of the asset declines, a write-down is recorded through other non-interest expense.

(r)	Stock Offering

The Company completed its initial public stock offering on November 7, 2007. The Company sold 19,265,316 shares, or 43.0% of its outstanding common stock, to subscribers in the offering, including 1,756,279 shares purchased by the Northfield Bank Employee Stock Ownership Plan. Northfield Bancorp, MHC, the Company’s federally chartered mutual holding company parent originally held 24,641,684 shares, or 55.0% of the Company’s outstanding common stock. Additionally, the Company contributed $3.0 million in cash, and issued 896,061 shares of common stock, or 2.0% of the Company’s outstanding common stock to the Northfield Bank Charitable Foundation. The Northfield Bank Charitable Foundation purchased the common stock at par value. This action resulted in a $12.0 million pre-tax expense recorded in the quarter ended December 31, 2007. Proceeds from the offering, including the value of shares issued to the charitable foundation, net of expenses, were $198.6 million. The Company contributed $94.8 million of the proceeds to Northfield Bank.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at December 31 (in thousands):

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$404,128	13,932	—	418,060
Non-GSE	65,363	799	3,696	62,466
Real estate mortgage investment conduits (REMICs):
GSE	344,150	5,368	430	349,088
Non-GSE	111,756	2,627	189	114,194

	925,397	22,726	4,315	943,808

Other securities:
Equity investments — mutual funds	21,820	52	—	21,872
GSE bonds	28,994	—	11	28,983
Corporate bonds	134,595	2,595	50	137,140

	185,409	2,647	61	187,995

Total securities available-for-sale	$1,110,806	25,373	4,376	1,131,803

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$532,870	13,457	83	546,244
Non-GSE	65,040	359	9,621	55,778
Real estate mortgage investment conduits (REMICs):
GSE	242,557	3,049	114	245,492
Non-GSE	90,446	515	7,266	83,695

	930,913	17,380	17,084	931,209

Other securities:
Equity investments — mutual funds	9,025	—	—	9,025
Corporate bonds	17,319	102	70	17,351

	26,344	102	70	26,376

Total securities available-for-sale	$957,257	17,482	17,154	957,585

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2009 (in thousands):

	Amortized	Estimated
Available-for-sale	Cost	Fair Value

Due in one year or less	$12,294	12,478
Due after one year through five years	151,295	153,645

Total	$163,589	166,123

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2009, and December 31, 2008, securities available-for-sale with a carrying value of $6,537,000 and $3,772,000, respectively, were pledged to secure deposits. See note 7 for further discussion regarding securities pledged for borrowings.

For the year ended December 31, 2009, the Company had gross proceeds of $3,293,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $89,000 and $0, respectively. For the year ended December 31, 2008, the Company had gross proceeds of $3,350,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $15,000 and $0, respectively. For the year ended December 31, 2007, the Company had gross proceeds of $3,705,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $9,000 and $0, respectively.

As a result of the Company’s adoption of new authoritative guidance related to Investments — Debt and Equity Securities on April 1, 2009, the Company recognized other-than-temporary impairment charges of $1.4 million during the year ended December 31, 2009 related to one private label mortgage-backed security. The company recognized the credit component of $176,000 in earnings and the non-credit component of $1.2 million as a part of accumulated other comprehensive income, net of tax. The Company did not record other-than-temporary impairment charges during the years ended December 31, 2008 and 2007.

Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the year ended December 31, 2009, is as follows (in thousands):

2009

Balance, beginning of year	$—
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	176

Balance, end of year	$176

Gross unrealized losses on mortgage-backed securities, equity securities, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008, were as follows (in thousands):

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$1	1,462	3,695	27,832	3,696	29,294
REMICs
GSE	429	116,478	1	16,507	430	132,985
Non-GSE	189	6,970	—	—	189	6,970
GSE bonds	11	4,019	—	—	11	4,019
Corporate bonds	50	16,017	—	—	50	16,017

Total	$680	144,946	3,696	44,339	4,376	189,285

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$2	634	81	1,346	83	1,980
Non-GSE	2,708	7,290	6,913	17,525	9,621	24,815
REMICs
GSE	42	29,267	72	18,981	114	48,248
Non-GSE	7,266	68,966	—	—	7,266	68,966
Corporate bonds	70	4,298	—	—	70	4,298

Total	$10,088	110,455	7,066	37,852	17,154	148,307

Included in the above available-for-sale security amounts at December 31, 2009, were eight non-GSE mortgage-backed securities in an unrealized loss position. Only three of these securities with an estimated fair value of $16.6 million are rated less than AAA at December 31, 2009. The first of these three securities had an estimated fair value of $5.2 million (unrealized loss of $911,000) and was rated CCC, the second had an estimated fair value of $5.9 million (unrealized loss of $1.7 million) and was rated Baa2, with the third having an estimated fair value of $5.5 million (unrealized loss of $845,000) and was rated AA (downgraded to a rating of A subsequent to December 31, 2009). The Company continues to receive principal and interest payments in accordance with the contractual terms on each of the three securities. Management has evaluated, among other things, delinquency status, estimated prepayment speeds and the estimated default rates and loss severity in liquidating the underlying collateral for each of these three securities. As a result of management’s evaluation of these securities, the Company recognized, during the quarter ended September 30, 2009, an other-than-temporary impairment charge of $1.4 million on the security rated CCC. The credit component of $176,000 was recognized in earnings and the non-credit component of $1.2 million was recorded as a component of accumulated other comprehensive income, net of tax. The Company has no intent to sell, nor is it more likely than not than the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

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

Mortgage-backed securities issued or guaranteed by GSEs (ten securities), GSE bonds (one security) and corporate bonds (one security) are investment grade securities. The declines in value are deemed to relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company has no intent to sell, nor is it more likely than not that the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligations or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.

(3)	Securities Held-to-Maturity

The following is a comparative summary of mortgage-backed securities held-to-maturity at December 31 (in thousands):

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$874	27	—	901
REMICs:
GSE	5,866	163	—	6,029

Total securities held-to-maturity	$6,740	190	—	6,930

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$6,132	141	—	6,273
REMICs:
GSE	8,347	13	45	8,315

Total securities held-to-maturity	$14,479	154	45	14,588

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For the year ended December 31, 2009, the Company had gross proceeds of $3,371,000 on sales of securities held-to-maturity with gross realized gains and gross realized losses of approximately $210,000 and $0, respectively, which primarily resulted from the sale of smaller balance (less than 15% of original purchased principal) mortgage-backed securities. The Company sells these smaller balance securities as the cost of servicing becomes prohibitive. The Company did not sell any held-to-maturity securities during the years ended December 31, 2008 and 2007.

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

The fair values of our investment securities could decline in the future if the underlying performance of the collateral for the collateralized mortgage obligation or other securities deteriorates and our credit enhancement levels do not provide sufficient protections to our contractual principal and interest. As a result, there is a risk that significant other-than-temporary impairments may occur in the future given the current economic environment.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Loans

Loans held-for-investment, net, consists of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008

Real estate loans:
Commercial	$327,802	289,123
One -to- four family residential	90,898	103,128
Construction and land	44,548	52,158
Multifamily	178,401	108,534
Home equity and lines of credit	26,118	24,182

Total real estate loans	667,767	577,125

Commercial and industrial loans	19,252	11,025
Insurance premium finance loans	40,382	—
Other loans	1,299	1,339

Total loans held-for-investment	728,700	589,489
Deferred loan costs, net	569	495

Loans held-for-investment, net	729,269	589,984
Allowance for loan losses	(15,414)	(8,778)

Net loans held-for-investment	$713,855	581,206

The Company did not have any loans-held-for-sale at December 31, 2009 and 2008.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company, through its principal subsidiary, the Bank, also services first mortgage residential loans for others. The principal balance of residential loans serviced amounted to $73,800,000 and $77,291,000 at December 31, 2009 and 2008, respectively. In addition, the Company serviced $0 and $250,000 in construction loans at December 31, 2009 and 2008, respectively. Servicing of loans for others does not have a significant effect on our financial position or results of operations.

A summary of changes in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 follows (in thousands):

	December 31,
	2009	2008	2007

Balance at beginning of year	$8,778	5,636	5,030
Provision for loan losses	9,038	5,082	1,442
Recoveries	—	—	—
Charge-offs	(2,402)	(1,940)	(836)

Balance at end of year	$15,414	8,778	5,636

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(including impaired loans) was $41,631,000 and $9,502,000 at December 31, 2009 and 2008, respectively. Loans past due ninety days or more and still accruing interest were $191,000 and $137,000 at December 31, 2009 and 2008, respectively, and consisted of loans that are in the process of renewal. The Company is under commitment to lend additional funds totaling $360,000 to one borrower whose loan is on non-accrual status at December 31, 2009.

The following tables summarize impaired loans (in thousands):

	December 31, 2009
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment

Non-accruing loans	$26,113	(1,596)	24,517
Non-accruing loans subject to restructuring agreements	10,717	(409)	10,308
Accruing loans subject to restructuring agreements	7,250	(395)	6,855

Total impaired loans	$44,080	(2,400)	41,680

	December 31, 2008
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment

Non-accruing loans	$5,679	(185)	5,494
Non-accruing loans subject to restructuring agreements	950	(125)	825

Total impaired loans	$6,629	(310)	6,319

In addition to loans written down by specific reserves recorded during December 31, 2009, $7.9 million of the $44.1 million of impaired loans at December 31, 2009 were written down during the year to their recorded investment by charge-offs amounting to $735,000. Included in the table above at December 31, 2009, are loans with carrying balances of $12.7 million that were not written down by either charge-offs or specific reserves in our allowances for loan losses.

In addition to the specific reserves recorded during 2008, $2.7 million of the $6.6 million of impaired loans at December 31, 2008 were written down during the year by charge-offs amounting to $761,000. Included in the table above at December 31, 2008, are loans with carrying balances of $1.1 million that were not written down by either charge-offs or specific reserves in our allowances for loan losses.

At December 31, 2009, there was a commitment to lend $360,000 in additional funds to one borrower with an outstanding non-accrual construction loan subject to restructuring. At December 31, 2008, there were no commitments to lend additional funds to these borrowers. The average recorded balance of impaired loans for the years ended December 31, 2009, 2008, and 2007 was approximately $27,152,000, $6,997,000, and $8,139,000, respectively. The Company recorded $624,000 of interest income on impaired loans for the year ended December 31, 2009. The Company did not record any interest income on impaired loans for the years ended December 31, 2008 and 2007.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Premises and Equipment, Net

At December 31, 2009 and 2008, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2009	2008

At cost:
Land	$566	566
Buildings and improvements	3,407	3,172
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	12,782	11,755
Leasehold improvements	10,570	6,376

	29,925	24,469
Accumulated depreciation and amortization	(17,249)	(15,570)

Premises and equipment, net	$12,676	8,899

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $1,679,000, $1,490,000, and $1,326,000, respectively.

During the year ended December 31, 2007, the Company recognized a gain of approximately $648,000 as a result of the sale of premises and equipment.

(6)	Deposits

Deposits account balances at December 31, 2009 and 2008, are summarized as follows (dollars in thousands):

	December 31,
	2009		2008
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

Transaction:
Negotiable orders of withdrawal	$62,904	1.51%	$64,382	1.70%
Non-interest bearing checking	110,015	—	93,170	—

Total transaction	172,919	0.55	157,552	0.69

Savings:
Money market	195,055	1.35	88,241	3.00
Savings	369,538	0.64	361,061	1.23

Total savings	564,593	0.89	449,302	1.58

Certificates of deposit:
Under $100,000	302,869	2.02	252,426	3.18
$100,000 or more	276,504	1.76	165,159	3.41

Total certificates of deposit	579,373	1.90	417,585	3.27

Total deposits	$1,316,885	1.29%	$1,024,439	2.13%

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Scheduled maturities of certificates of deposit at December 31, 2009, are summarized as follows (in thousands):

December 31,
2009

2010	$517,986
2011	24,741
2012	8,363
2013	2,651
2014 and after	25,632

$579,373

Interest expense on deposits for the years ended December 31, 2009, 2008, and 2007 is summarized as follows (in thousands):

	December 31,
	2009	2008	2007

Negotiable orders of withdrawal and money market	$3,213	3,147	951
Savings-passbook, statement, and tiered	2,833	2,719	2,303
Subscription proceeds	—	—	297
Certificates of deposits	12,168	12,656	20,212

	$18,214	18,522	23,763

(7)	Securities Sold Under Agreements to Repurchase and Other Borrowings

Borrowings consisted of Securities Sold under Agreements to Repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2009	2008

Repurchase agreements	$200,000	170,000
Other borrowings
FHLB advances	71,300	159,800
Over-night borrowings	6,000	—
Obligations under capital leases	2,124	2,284

	$279,424	332,084

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s investment in FHLB capital stock.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Repurchase agreements and FHLB advances have contractual maturities at December 31, 2009, as follows (in thousands):

	December 31, 2009
	Repurchase	FHLB
	Agreements	Advances

2010	$25,000	35,000
2011	20,000	15,000
2012	50,000	5,000
2013	55,000	11,300
2014 and after	50,000	5,000

	$200,000	71,300

The Bank’s repurchase agreements all mature over 90 days and have a weighted average rate of 3.76%. The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $212.5 million, and a market value of $219.4 million, at December 31, 2009.

The Bank has an overnight line of credit with the Federal Home Loan Bank of New York for $100,000,000. Additionally, the Bank has a term line of credit for $100,000,000 from the Federal Home Loan Bank of New York which permits the Bank to borrow for one month. These lines are limited to the amount of securities available to be pledged. The Bank had $6.0 million of outstanding balances under these lines at December 31, 2009. These lines expire on July 31, 2010, and may be renewed at the option of the FHLB. Additionally, the Company has the ability to borrow at the Federal Reserve Bank discount window to the extent the Bank has acceptable collateral to pledge.

Interest expense on borrowings for the years ended December 31, 2009, 2008, and 2007 are summarized as follows (in thousands):

	December 31,
	2009	2008	2007

Repurchase Agreements	$7,158	2,728	1,375
FHLB advances	3,358	6,655	3,464
Over-night borrowings	53	143	15
Obligations under capital leases	194	208	219

	$10,763	9,734	5,073

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 consists of the following (in thousands):

	December 31,
	2009	2008	2007

Federal tax expense (benefit):
Current	$9,434	6,130	8,964
Deferred	(3,758)	455	(2,907)

	5,676	6,585	6,057

State and local tax expense (benefit):
Current	2,122	1,052	(123)
Deferred	(1,180)	(456)	(7,489)

	942	596	(7,612)

Total income tax expense (benefit)	$6,618	7,181	(1,555)

The Company has recognized income tax expense related to changes in unrealized gains and losses on securities available-for-sale of $8,473,000, $2,428,000, and $7,065,000, in 2009, 2008, and 2007, respectively. Such amounts are recorded as a component of comprehensive income in the consolidated statements of changes in stockholders’ equity.

The Company has also recognized an income tax expense (benefit) related to net actuarial losses from other postretirement benefits of $26,000, $28,000, and $(158,000) in 2009, 2008 and 2007, respectively. Such amounts are recorded as a component of accumulated comprehensive income in the consolidated statements of changes in stockholders’ equity.

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2009, 2008, and 2007 is as follows (dollars in thousands):

	December 31,
	2009	2008	2007

Tax expense at statutory rate of 35%	$6,542	8,054	3,133
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	612	387	(4,947)
Bank owned life insurance	(613)	(1,482)	(593)
Change in state apportionment, net of federal tax	—	—	327
Utilization of State of New York net operating loss carryforwards, net of federal tax	—	—	372
Other, net	77	222	153

Inome tax expense (benefit)	$6,618	7,181	(1,555)

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$6,346	2,710
Deferred loan fees	181	226
Capitalized leases	886	985
Charitable deduction carryforward	3,017	4,088
Deferred compensation	2,175	1,679
Postretirement benefits	483	479
Equity awards	1,030	—
Unrealized actuarial losses on post retirement benefits	223	197
Straight-line leases adjustment	598	524
Asset retirement obligation	87	79
Reserve for accrued interest receivable	1,047	602
Reserve for loan commitments	111	168
Other	261	168

Total gross deferred tax assets	16,445	11,905

Deferred tax liabilities:
Depreciation	383	546
Unrealized gains on securities — AFS	8,558	85
Mortgage servicing rights	98	134
Employee Stock Ownership Plan	4	92
Step up to fair market value of acquired loans	120	157
Step up to fair market value of acquired investment	13	26
Other	84	160

Total gross deferred tax liabilities	9,260	1,200

Valuation allowance	1,038	1,046

Net deferred tax asset	$6,147	9,659

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

Certain amendments to the Federal, New York State, and New York City tax laws regarding bad debt deductions were enacted in July 1996, August 1996, and March 1997, respectively. The Federal amendments include elimination of the percentage-of-taxable-income method for tax years beginning after December 31, 1995, and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

reserves in excess of the base-year amounts. The New York State and City amendments redesignated the Company’s state and city bad debt reserves at December 31, 1995, as the base-year amount and also provided for future additions to the base-year reserve using the percentage-of-taxable-income method.

The Company’s Federal, state, and city base-year reserves were approximately $5,900,000, respectively, at December 31, 2009 and 2008. Under the tax laws as amended, events that would result in taxation of certain of these reserves include the following: (a) the Company’s retained earnings represented by this reserve are used for purposes other than to absorb losses from bad debts, including excess dividends or distributions in liquidation; (b) the Company redeems its stock; (c) the Company fails to meet the definition of a bank for Federal purposes or a thrift for state and city purposes; or (d) there is a change in the federal, state, or city tax laws. At December 31, 2005, the Company’s unrecognized deferred tax liabilities with respect to its base-year reserves for Federal, state, and city taxes totaled approximately $2,800,000. Deferred tax liabilities have not been recognized with respect to the 1987 base-year reserves, since the Company does not expect that these amounts will become taxable in the foreseeable future.

At December 31, 2005, the Company did not meet the definition of athrift for New York State and City purposes, and as a result, recorded a state and local tax expense of approximately $2,200,000 pertaining to the recapture of the state and city base-year reserves accumulated after December 31, 1987.

The Company files income tax returns in the United States federal jurisdiction and in New York State and City jurisdictions. The Company’s subsidiary also files income tax returns in the State of New Jersey. With few exceptions, the Company is no longer subject to federal and local income tax examinations by tax authorities for years prior to 2005. The State of New York has concluded examining the Company’s tax returns filed from 2000 to 2006, resulting in the Company reversing of state and local tax liabilities of approximately $4.5 million, net of federal taxes during 2007.

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the year ended December 31, 2008 and 2007. The amounts have not been reduced by the federal deferred tax effects of unrecognized state benefits.

	2009	2008

Unrecognized tax benefits at beginning of year	$—	2,700
Additions of positions of prior years	—	—
Settlement of unrecognized tax benefits	—	(2,700)

Unrecognized tax benefits at end of year	$—	—

The Company records interest accrued related to uncertain tax benefits as tax expense. During the years ended December 31, 2008 and 2007, the Company accrued $62,000 and $350,000, respectively, in interest on uncertain tax positions. The Company records penalties accrued as other expenses. The Company has not incurred any tax penalties.

(9)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least one year of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During 2007, the Company modified the employer match for the 401(k) plan. Prior to July 9, 2007, the Company contributed an amount equal to one-half of the employee contribution on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years increased the Company matching contribution from 50% to 100% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. The Company’s contribution to this plan amounted to approximately $156,000, $166,000, and $270,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code. The Company did not contribute to the profit sharing plan during 2009, 2008 and 2007.

The Company maintains the Northfield Bank Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to, and did purchase, 1,756,279 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The first payment on the loan from the ESOP to the Company was due and paid on December 31, 2007, and the outstanding balance at December 31, 2009 and 2008, was $15.8 million and $16.2 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares will be released for allocation to participants as loan payments are made. A total of 58,539 and 58,643 shares were released and allocated to participants for the ESOP year ended December 31, 2009 and 2008, respectively. ESOP compensation expense for the year ended December 31, 2009 and 2008 was $676,000 and $644,000, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

The Company maintains a Supplemental Employee Stock Ownership Plan (the SESOP) a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula under tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company made a contribution to the SESOP plan of $41,000 and $54,000 for the year ended December 31, 2009 and 2008, respectively.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2009	2008

Accumulated postretirement benefit obligation beginning of year	$1,559	1,576
Service cost	4	3
Interest cost	93	95
Actuarial (gain) loss	111	(27)
Benefits paid	(97)	(88)

Accumulated postretirement benefit obligation end of year	1,670	1,559

Plan assets at fair value	—	—
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized loss	—	—

Accrued liability (included in accrued expenses and other liabilities)	$1,670	1,559

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2009	2008

Net loss	$280	186
Transition obligation	100	117
Prior service cost	137	152

Loss recognized in accumulated other comprehensive income (loss)	$517	455

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2010 are $17,000, $17,000 and $16,000, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	December 31,
	2009	2008	2007

Service cost	$4	3	4
Interest cost	93	95	67
Amortization of transition obligation	17	17	16
Amortization of prior service costs	15	16	16
Amortization of unrecognized (gain) loss	17	22	(15)

Net postretirement benefit cost included in compensation and employee benefits	$146	153	88

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

	2009	2008	2007

Assumptions used to determine benefit obligation at period end:
Discount rate	5.50%	6.25	6.25
Rate of increase in compensation	4.25	4.25	4.50
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	6.25%	6.25	5.75
Rate of increase in compensation	4.25	4.50	4.50

At December 31, 2009, a medical cost trend rate of 9.0% for 2009, decreasing 0.50% per year thereafter until an ultimate rate of 5.0% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rate is based, among other things, on the Company’s own experience and third party analysis of recent and projected healthcare cost trends.

At December 31, 2008, a medical cost trend rate of 12.00% for 2008, decreasing 1.00% per year thereafter until an ultimate rate of 5.0% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rate is based, among other things, on the Company’s own experience and third party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage		One Percentage
	Point Increase		Point Decrease
	2009	2008	2009	2008

Effect on benefits earned and interest cost	$8	8	(6)	(7)
Effect on accumulated postretirement benefit obligation	126	120	(112)	(106)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage			One Percentage
	Point Increase			Point Decrease
	2009	2008	2007	2009	2008	2007

Aggregate of service and interest components of net periodic cost (benefit)	$8	7	5	(6)	(7)	(5)

Benefit payments of approximately $97,000, $88,000, and $83,000 were made in 2009, 2008, and 2007, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $130,000 in 2010; $133,000 in 2011; $136,000 in 2012; $139,000 in 2013; and $141,000 in 2014. The benefit payments expected to be paid in the aggregate for the years 2015 through 2019 are $689,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2009, and include estimated future employee service.

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

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual bonus payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $3,403,000 and $2,498,000 at December 31, 2009 and 2008, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Expense (income) under this plan was $592,000, $(1,331,000), and $62,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and current director on July 18, 2006. The agreement provides for 120 monthly payments of $17,450. The present value of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006. The present value of the obligation as of December 31, 2009 and 2008, was approximately $1,190,000 and $1,334,000, respectively.

(10)	Equity Incentive Plan

The Company maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The Plan provides for the issuance or delivery of up to 3,073,488 shares of Northfield Bancorp, Inc. common stock subject to certain Plan limitations. On January 30, 2009, certain officers and employees of the Company were granted an aggregate of 1,478,900 stock options and 582,700 shares of restricted stock, and non-employee directors received an aggregate of 623,700 stock options and 249,750 shares of restricted stock. On May 29, 2009, an employee was granted 3,800 stock options and 4,200 restricted stock awards. All stock options and restricted stock vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%. The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

During the year ended December 31, 2009, the Company recorded $2.9 million of stock-based compensation. There was no stock based compensation during the years ended December 31, 2008 and 2007.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table is a summary of the Company’s non-vested stock options as of December 31, 2009, and changes therein during the year then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (Years)

Outstanding- December 31, 2008	—	$—	$—	—
Granted	2,106,400	3.22	9.94	10.00
Forfeited	(23,000)	3.22	9.94	—

Outstanding- December 31, 2009	2,083,400	$3.22	$9.94	9.08

Exercisable- December 31, 2009	—	$—	$—	—

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2009, is $5.5 million over an average period of 4.0 years.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2009, and changes therein during the year then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value

Non-vested at December 31, 2008	—	$—
Granted	836,650	9.94
Vested	—	—
Forfeited	(11,500)	9.94

Non-vested at December 31, 2009	825,150	$9.94

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2009 is $6.7 million over an average period of 4.0 years.

Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.

(11)	Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2009, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

Commitments to extend credit	$4,264
Unused lines of credit	36,027
Standby letters of credit	3,181

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2009. The Company maintains an allowance for estimated losses on commitments to extend credit. At December 31, 2009 and 2008, the allowance was $266,000 and $390,000, respectively, and is recorded as a component of other non-interest expense.

At December 31, 2009, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases are as follows (in thousands):

	Rental	Rental	Rental
	Payments	Payments	Receipts
	Capitalized	Operating	Operating
	Leases	Leases	Leases

Year ending December 31:
2010	$365	2,177	165
2011	376	2,083	165
2012	387	2,027	165
2013	399	1,991	169
2014	411	2,035	190
Thereafter	1,075	22,686	1,822

Total minimum lease payments	$3,013	32,999	2,676

Net rental expense included in occupancy expense was approximately $2,128,000, $1,466,000, and $1,140,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

In December of 2009, the Bank entered in an agreement to lease a building located in Brooklyn, New York. The Bank intends to operate a bank branch at this location. The Bank anticipates taking possession of the building during 2010 at which time the lease will commence. The initial lease is term is 15 years with an average monthly rental expense of $22,000 per month. The Bank has two five year renewal options.

In December of 2009, the Bank entered in an agreement to lease a building located on in Staten Island, New York. The Bank intends to operate a bank branch at this location. The Bank anticipates taking possession of the building during 2010 at which time the lease will commence. The lease is for a term of 15 years with an average monthly rental expense of $15,000 per month. The Bank has two five year renewal options.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

The Bank is required by regulation to maintain a certain level of cash balances on hand and/or on deposit with the Federal Reserve Bank of New York. As of December 31, 2009 and 2008, the Bank was required to maintain balances of $483,000 and $3,762,000, respectively.

The Bank has entered into employment agreements with its Chief Executive Officer and the other executive officers of the Bank to ensure the continuity of executive leadership, to clarify the roles and

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

responsibilities of executives, and to make explicit the terms and conditions of executive employment. These agreements are for a term of three-years subject to review and annual renewal, and provide for certain levels of base annual salary and in the event of a change in control, as defined, or in the event of termination, as defined, certain levels of base salary, bonus payments, and benefits for a period of up to three-years.

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

(12)	Regulatory Requirements

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications also are subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors.

Management believes that as of December 31, 2009, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Northfield Bancorp, Inc. is regulated, supervised, and examined by the OTS as a savings and loan holding company and, as such, is not subject to regulatory capital requirements.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the OTS requirements as of December 31, 2009 and 2008, for classification as a well-capitalized institution and minimum capital (dollars in thousands).

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	OTS Requirements
					For well
					Capitalized
					Under Prompt Corrective
	Actual		For Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2009:
Tangible capital to tangible assets	$274,236	14.35%	$28,666	1.50%	$	NA	NA	%
Tier 1 captial (core) (to adjusted total assets)	274,236	14.35	76,442	4.00		95,553	5.00
Total capital (to risk- weighted assets)	287,085	28.52	80,529	8.00		100,661	10.00
As of December 31, 2008:
Tangible capital to tangible assets	$272,480	15.98%	$25,577	1.50%	$	NA	NA	%
Tier 1 captial (core) (to adjusted total assets)	272,480	15.98	68,205	4.00		85,257	5.00
Total capital (to risk- weighted assets)	281,648	34.81	64,728	8.00		80,910	10.00

(13)	Fair Value Measurements

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2009 and 2008, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$943,808	$—	$943,808	$—
Corporate bonds	137,140	—	137,140	—
GSE bonds	28,983	—	28,983	—
Equities	21,872	21,872	—	—

Total available-for-sale	1,131,803	21,872	1,109,931	—

Trading securities	3,403	3,403	—	—

Total	$1,135,206	$25,275	$1,109,931	$—

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities	$931,209	$—	$931,209	$—
Corporate bonds	17,351	—	17,351	—
Equities	9,025	9,025	—	—

Total available-for-sale	957,585	9,025	948,560	—

Trading securities	2,498	2,498	—	—

Total	$960,083	$11,523	$948,560	$—

Available -for- Sale Securities:  The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist primarily of money market mutual funds.

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

Impaired Loans:  At December 31, 2009 and 2008, the Company had impaired loans with outstanding principal balances of $31.4 million and $5.5 million that were recorded at their estimated fair value of $29.0 million and $5.2 million, respectively. The Company recorded impairment charges of $2.4 million and $300,000, for the years ended December 31, 2009 and 2008, respectively, utilizing Level 3 inputs. In addition, the Company recorded charge-offs on impaired loans amounting to $940,000 and $761,000, for the years ended December 31, 2009 and 2008, respectively, also utilizing Level 3 inputs. Impaired assets are valued utilizing independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At December 31, 2009 and 2008, the Company had assets acquired through or deed-in-lieu of foreclosure of $1.9 million and $1.1 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

During the year ended December 31, 2009, the Company transferred a loan with a principal balance of $1.9 million and an estimated fair value, less costs to sell, of $1.4 million to other real estate owned. During the year ended December 31, 2009, the Company recorded impairment charges of $489,000 prior to the transfer of the loan to OREO utilizing Level 3 inputs. During the year ended December 31, 2008, the Company transferred a loan with a principal balance of $2.1 million and an estimated fair value, less costs to sell, of $1.1 million to other real estate owned. During the year ended December 31, 2008, the Company recorded impairment charges of $1.0 million prior to the transfer of the loan to OREO utilizing Level 3 inputs. Subsequent valuation adjustments to other real estate owned totaled $516,000 and $0 for the year ended December 31, 2009 and 2008, respectively, reflective of continued deterioration in estimated fair values. Operating costs after acquisition are generally expensed.

Fair Value of Financial Instruments

The FASB Accounting Standards Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b)	Securities (Held to Maturity)

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

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, land, multifamily, commercial and consumer. Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans is estimated by discounting the future cash flows using current prepayment assumptions and current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by the FASB ASC Topic for Fair Value Measurements and Disclosures.

(e)	Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values of the Company’s significant financial instruments at December 31, 2009, and 2008, are presented in the following table (in thousands):

	December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$42,544	42,544	50,128	50,128
Certificates of deposit in other financial institutions	—	—	53,653	53,873
Trading securities	3,403	3,403	2,498	2,498
Securities available-for-sale	1,131,803	1,131,803	957,585	957,585
Securities held-to-maturity	6,740	6,930	14,479	14,588
Federal Home Loan Bank of New York stock, at cost	6,421	6,421	9,410	9,410
Net loans held-for-investment	713,855	726,475	581,206	610,713
Financial liabilities:
Deposits	$1,316,885	1,319,612	1,024,439	1,027,896
Repurchase Agreements and other borrowings	279,424	288,737	332,084	340,404
Advance payments by borrowers	757	757	3,823	3,823

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

(14)	Stock Repurchase Program

On February 13, 2009, the board of directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. The timing of the repurchases depends on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. All repurchased shares are expected to be held as treasury stock and available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of December 31, 2009, a total of 1,716,063 shares were purchased under this repurchase plan at a weighted average cost of $11.61 per share.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15)	Earnings (Loss) Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2009	2008	2007

Net income available to common stockholders	$12,074	15,831	10,507
Weighted average shares outstanding-basic	42,405,774	43,133,856	43,076,586
Effect of non-vested restricted stock and stock options outstanding	126,794	—	—
Weighted average shares outstanding-diluted	42,532,568	43,133,856	43,076,586
Earnings per share-basic(1)	$0.28	0.37	(0.03)
Earnings per share-diluted(1)	$0.28	0.37	(0.03)

(1)	Net loss per share is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007, through December 31, 2007). The net loss for this period was $1,501,000 and the weighted average common shares outstanding were 43,076,586. Per share data and shares outstanding information is not applicable prior to November 8, 2007.

(16)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.

Condensed Balance Sheets

	December 31,
	2009	2008
	(In thousands)

Assets
Cash in Northfield Bank	$18,095	42,555
Interest-earning deposits in other financial institutions	1,793	—
Certificates of deposit	—	30,153
Investment in Northfield Bank	302,260	289,097
Securities available-for-sale (corporate bonds)	50,511	4,298
ESOP loan receivable	15,798	16,179
Accrued interest receivable	585	873
Other assets	2,632	3,423

Total assets	$391,674	386,578

Liabilities and Stockholders’ Equity
Total liabilities	$134	—
Total stockholders’ equity	391,540	386,578

Total liabilities and stockholders’ equity	$391,674	386,578

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Interest on ESOP loan	$526	1,189	195
Interest income on deposit in Northfield Bank	273	965	62
Interest income on certificates of deposit	590	1,478	79
Interest income on corporate bonds	603	148	—
Undistributed earnings of Northfield Bank	11,521	14,103	18,083

Total income	13,513	17,883	18,419

Contribution to charitable foundation	—	—	11,952
Other expenses	1,177	878	11
Income tax expense (benefit)	262	1,174	(4,051)

Total expense	1,439	2,052	7,912

Net income	$12,074	15,831	10,507

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Cash Flows

	December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income	$12,074	15,831	10,507
Contribution of stock to charitable foundation	—	—	8,952
Decrease (increase) in accrued interest receivable	288	(846)	(27)
Deferred taxes	1,064	262	(3,336)
Decrease (increase) in due from Northfield Bank	312	1,043	(1,287)
(Decrease) increase in other assets	(1,154)	(168)	(716)
Amortization of premium on corporate bond	527	100	—
Increase (decrease) in other liabilities	134	(46)	46
Undistributed earnings of Northfield Bank	(11,521)	(14,103)	(18,083)

Net cash provided by (used in) operating activities	1,724	2,073	(3,944)

Cash flows from investing activities
Additional investment in Northfield Bank	—	—	(94,874)
Dividend from Northfield Bank	14,000	—	—
Purchases of corporate bonds	(50,323)	(4,468)	—
Maturities of corporate bonds	4,290
Loan to ESOP	—	—	(17,563)
Principal payments on ESOP loan receivable	381	179	1,205
Maturities (purchases) of certificate of deposits	30,153	(23,653)	(6,500)

Net cash used in investing activities	(1,499)	(27,942)	(117,732)

Cash flows from financing activities
Proceeds from stock offering, net	—	—	189,600
Contribution from Northfield Bancorp, MHC	—	—	500
Purchase of treasury stock	(19,929)	—	—
Dividends paid	(2,963)	—	—

Net cash (used in) provided by financing activities	(22,892)	—	190,100

Net (decrease) increase in cash and cash equivalents	(22,667)	(25,869)	68,424
Cash and cash equivalents at beginning of year	42,555	68,424	—

Cash and cash equivalents at end of year	$19,888	42,555	68,424

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2009 and 2008:

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Selected Operating Data:
Interest income	$20,482	21,013	21,855	22,218
Interest expense	7,721	7,176	7,078	7,002

Net interest income	12,761	13,837	14,777	15,216
Provision for loan losses	1,644	3,099	2,723	1,572

Net interest income after provision for loan losses	11,117	10,738	12,054	13,644
Other income	969	1,524	1,357	1,543
Other expenses	7,782	9,061	8,429	8,982

Income before income tax expense	4,304	3,201	4,982	6,205
Income tax expense	1,569	1,079	1,795	2,175

Net income	$2,735	2,122	3,187	4,030

Net income per common share- basis and diluted	$0.06	0.05	0.08	0.10

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Interest income	$17,315	18,097	19,034	20,603
Interest expense	6,724	6,550	6,792	8,190

Net interest income	10,591	11,547	12,242	12,413
Provision for loan losses	598	1,240	1,276	1,968

Net interest income after provision for loan losses	9,993	10,307	10,966	10,445
Other income	3,399	1,207	820	727
Other expenses	5,986	5,939	6,703	6,224

Income before income tax expense	7,406	5,575	5,083	4,948
Income tax expense	1,801	2,010	1,808	1,562

Net income	$5,605	3,565	3,275	3,386

Net income per common share- basis and diluted	$0.13	0.08	0.08	0.08

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chief Executive Officer, and Steven M. Klein, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) the “Exchange Act” as of December 31, 2009. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and it is included in Item 8, under Part II of this Annual Report on Form 10-K. This report appears on page 69 of the document.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The registrant is an accelerated filer therefore the disclosure under this item is not applicable.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of the Stockholders (the” 2010 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters -Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2010 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation,” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2010 Proxy Statement entitled “Voting Securities and Principal Holders Thereof”, “Corporate Governance and Board Matters — Equity Compensation Plans Approved by Stockholders” and “Proposal I-Election of Directors” are incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section of the Company’s 2010 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2010 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets — at December 31, 2009, and 2008

(C) Consolidated Statements of Income — Years ended December 31, 2009, 2008, and 2007

(D) Consolidated Statements of Changes in Stockholders’ Equity-Years ended December 31, 2009, 2008, and 2007

(E) Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008, and 2007

(F) Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

3.1	Charter of Northfield Bancorp, Inc.(1)

3.2	Bylaws of Northfield Bancorp, Inc.(1)

3.3	Amendments to Bylaws of Northfield Bancorp, Inc.(9)

4	Form of Common Stock Certificate of Northfield Bancorp, Inc.(1)

10.1	Amended Employment Agreement with Kenneth J. Doherty(2)

10.2	Amended Employment Agreement with Steven M. Klein(2)

10.3	Supplemental Executive Retirement Agreement with Albert J. Regen(1)

10.4	Northfield Bank 2010 Management Cash Incentive Compensation Plan(4)

10.5	Short Term Disability and Long Term Disability for Senior Management(1)

10.6	Northfield Bank Non-Qualified Deferred Compensation Plan(3)

10.7	Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan(3)

10.8	Amended Employment Agreement with John W. Alexander(8)

10.9	Amended Employment Agreement with Michael J. Widmer(8)

10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan(6)

10.11	Amendment to Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan(6)

10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan(5)

10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan(6)

10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive Plan(6)

10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan(6)

21	Subsidiaries of Registrant(1)

23	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

(2)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated June 24, 2009, filed with the Securities and Exchange Commission on June 26, 2009 (File Number 001-33732).

(3)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated December 23, 2009, filed with the Securities and Exchange Commission on December 23, 2009 (File Number 001-33732).

(5)	Incorporated by reference to Northfield Bancorp Inc.’s Proxy Statement Pursuant to Section 14(a) filed with the Securities and Exchange Commission on November 12, 2008 (File Number 001-33732).

(6)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 0001-33732).

(7)	Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (File No. 001-33732) as filed with the Securities and Exchange Commission on April 23, 2009).

(8)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated January 4, 2010, filed with the Securities and Exchange Commission on January 5, 2010 (File Number 001-33732).

(9)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 25, 2009, filed with the Securities and Exchange Commission on March 25, 2009 (File Number 001-33732)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

By:	/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Alexander John W. Alexander	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2010

/s/ Steven M. Klein Steven M. Klein	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ John R. Bowen John R. Bowen	Director	March 16, 2010

/s/ Annette Catino Annette Catino	Director	March 16, 2010

/s/ Gil Chapman Gil Chapman	Director	March 16, 2010

/s/ John P. Connors, Jr John P. Connors, Jr.	Director	March 16, 2010

/s/ John J. DePierro John J. DePierro	Director	March 16, 2010

/s/ Susan Lamberti Susan Lamberti	Director	March 16, 2010

/s/ Albert J. Regen Albert J. Regen	Director	March 16, 2010

/s/ Patrick E. Scura, Jr. Patrick E. Scura, Jr.	Director	March 16, 2010