Form 10-Q
period 2010-03-31
Northfield Bancorp, Inc.
filed 2010-05-10
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files). Yes ☐ No☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 43,702,587 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 6, 2010.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I — FINANCIAL INFORMATION

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2010, and December 31, 2009
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009

	(Unaudited)
ASSETS:

Cash and due from banks	$9,646	10,183
Interest-bearing deposits in other financial institutions	41,165	32,361

Total cash and cash equivalents	50,811	42,544

Trading securities	3,706	3,403
Securities available-for-sale, at estimated fair value (encumbered $261,004 in 2010 and $219,446 in 2009)	1,216,195	1,131,803
Securities held-to-maturity, at amortized cost (estimated fair value of $6,432 in 2010 and $6,930 in 2009) (encumbered $0 in 2010 and 2009)	6,220	6,740
Loans held-for-investment, net	737,225	729,269
Allowance for loan losses	(17,146)	(15,414)

Net loans held-for-investment	720,079	713,855

Accrued interest receivable	8,042	8,054
Bank owned life insurance	44,174	43,751
Federal Home Loan Bank of New York stock, at cost	5,026	6,421
Premises and equipment, net	13,114	12,676
Goodwill	16,159	16,159
Other real estate owned	1,533	1,938
Other assets	12,744	14,930

Total assets	$2,097,803	2,002,274

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,392,905	1,316,885
Borrowings	293,060	279,424
Advance payments by borrowers for taxes and insurance	2,038	757
Accrued expenses and other liabilities	13,514	13,668

Total liabilities	1,701,517	1,610,734

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 and 45,628,211 shares issued at March 31, 2010, and December 31, 2009, respectively, 43,722,522 and 43,912,148 outstanding at March 31, 2010, and December 31, 2009, respectively	456	456
Additional paid-in-capital	203,541	202,479
Unallocated common stock held by employee stock ownership plan	(15,660)	(15,807)
Retained earnings	214,779	212,196
Accumulated other comprehensive income	15,690	12,145
Treasury stock at cost; 1,910,089 and 1,716,063 shares at March 31, 2010, and December 31, 2009, respectively	(22,520)	(19,929)

Total stockholders’ equity	396,286	391,540

Total liabilities and stockholders’ equity	$2,097,803	2,002,274

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2010, and 2009
(Unaudited)
(In thousands, except share data)

	Three months ended
	March 31,

	2010	2009

Interest income:
Loans	$10,293	8,571
Mortgage-backed securities	9,181	11,114
Other securities	1,384	282
Federal Home Loan Bank of New York dividends	95	80
Deposits in other financial institutions	54	435

Total interest income	21,007	20,482

Interest expense:
Deposits	3,952	4,957
Borrowings	2,506	2,764

Total interest expense	6,458	7,721

Net interest income	14,549	12,761
Provision for loan losses	1,930	1,644

Net interest income after provision for loan losses	12,619	11,117

Non-interest income:
Fees and service charges for customer services	660	659
Income on bank owned life insurance	423	433
Gain (loss) on securities transactions, net	615	(154)
Other	25	31

Total non-interest income	1,723	969

Non-interest expense:
Compensation and employee benefits	4,791	3,768
Occupancy	1,194	1,120
Furniture and equipment	272	288
Data processing	607	844
FDIC insurance	430	414
Professional fees	379	526
Other	1,448	822

Total non-interest expense	9,121	7,782

Income before income tax expense	5,221	4,304
Income tax expense	1,840	1,569

Net income	$3,381	2,735

Basic and diluted earnings per share	$0.08	0.06

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three months ended March 31, 2010, and 2009
(Unaudited)
(Dollars in thousands)

				Unallocated
	Common Stock			common stock		Accumulated
			Additional	held by the		Other		Total
		Par	paid-in	employee stock	Retained	comprehensive	Treasury	stockholders'
	Shares	value	capital	ownership plan	earnings	income (loss)	Stock	equity

Balance at December 31, 2008	44,803,061	$448	199,453	(16,391)	203,085	(17)		386,578
Comprehensive income:
Net income					2,735			2,735
Change in accumulated comprehensive income (loss), net of tax of $4,181						5,621		5,621

Total comprehensive income								8,356

ESOP shares allocated or committed to be released			1	146				147
Stock compensation expense			559					559
Dividends declared ($0.04 per share)					(774)			(774)
Issuance of restricted stock	832,450	8	(8)					—
Treasury stock (average cost of $10.07 per share)							(3,801)	(3,801)

Balance at March 31, 2009	45,635,511	456	200,005	(16,245)	205,046	5,604	(3,801)	391,065

Balance at December 31, 2009	45,628,211	456	202,479	(15,807)	212,196	12,145	(19,929)	391,540
Comprehensive income:
Net income					3,381			3,381
Change in accumulated comprehensive income, net of tax of $2,108						3,545		3,545

Total comprehensive income								6,926

ESOP shares allocated or committed to be released			55	147				202
Stock compensation expense			776					776
Additional tax benefit on stock awards			231					231
Exercise of stock options					(26)		163	137
Dividends declared ($0.04 per share)					(772)			(772)
Issuance of Restricted Stock	4,400	—	—					—
Treasury stock (average cost of $13.25 per share)							(2,754)	(2,754)

Balance at March 31, 2010	45,632,611	$456	203,541	(15,660)	214,779	15,690	(22,520)	396,286

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2010, and 2009
(Unaudited) (In thousands)

	Three months ended
	March 31,

	2010	2009

Cash flows from operating activities:
Net income	$3,381	2,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,930	1,644
ESOP and stock compensation expense	978	706
Depreciation	432	412
(Accretion) of discounts, and deferred loan fees, net of amortization of premiums	123	(419)
Amortization of mortgage servicing rights	25	27
Income on bank owned life insurance	(423)	(433)
Net gain on sale of loans held-for-sale	—	(14)
Proceeds from sale of loans held-for-sale	—	1,222
Origination of loans held-for-sale	—	(2,267)
(Gain) loss on securities transactions, net	(615)	154
Net purchases of trading securities	(42)	185
Decrease in accrued interest receivable	12	1,768
Decrease (increase) in other assets	499	(2,666)
Decrease in accrued expenses and other liabilities	(154)	(158)
Amortization of core deposit intangible	43	95

Net cash provided by operating activities	6,189	2,991

Cash flows from investing activities:
Net increase in loans receivable	(8,367)	(34,927)
Redemption of Federal Home Loan Bank of New York stock, net	1,395	2,295
Purchases of securities available-for-sale	(217,161)	(70,700)
Principal payments and maturities on securities available-for-sale	123,590	73,431
Principal payments and maturities on securities held-to-maturity	519	1,122
Proceeds from sale of securities available-for-sale	15,193	1,998
Proceeds from maturities of certificates of deposit in other financial institutions	—	46,000
Purchases and improvements of premises and equipment	(870)	(901)

Net cash (used in) provided by investing activities	(85,701)	18,318

Cash flows from financing activities:
Net increase in deposits	76,020	90,052
Dividends paid	(772)	(774)
Exercise of stock options	137	—
Purchase of treasury stock	(2,754)	(3,801)
Additional tax benefit on stock awards	231	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,281	(1,455)
Repayments under capital lease obligations	(44)	(67)
Proceeds from borrowings	69,680	20,000
Repayments related to borrowings	(56,000)	(71,000)

Net cash provided by financing activities	87,779	32,955

Net increase in cash and cash equivalents	8,267	54,264
Cash and cash equivalents at beginning of period	42,544	50,128

Cash and cash equivalents at end of period	$50,811	104,392

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,645	8,251
Income taxes	1,565	183
Non-cash transactions:
Loans charged-off, net	198	595
Other real estate owned charged-off	146	—
See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc., and its wholly owned subsidiary, Northfield Bank (the “Bank”), and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust, collectively, (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
     In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended March 31, 2010, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009, of Northfield Bancorp, Inc. as filed with the SEC.
Note 2 — Securities Available-for-Sale
     The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at March 31, 2010, and December 31, 2009 (in thousands):

	March 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$366,089	15,634	—	381,723
Non-GSE	56,696	1,410	2,137	55,969
Real estate mortgage investment conduits (REMICs):
GSE	395,438	4,988	188	400,238
Non-GSE	101,799	4,048	220	105,627

	920,022	26,080	2,545	943,557

Other securities:
Equity investments-mutual funds	5,560	63	—	5,623
GSE bonds	129,937	524	170	130,291
Corporate bonds	134,026	2,698	—	136,724

	269,523	3,285	170	272,638

Total securities available-for-sale	$1,189,545	29,365	2,715	1,216,195

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$404,128	13,932	—	418,060
Non-GSE	65,363	799	3,696	62,466
Real estate mortgage investment conduits (REMICs):
GSE	344,150	5,368	430	349,088
Non-GSE	111,756	2,627	189	114,194

	925,397	22,726	4,315	943,808

Other securities:
Equity investments-mutual funds	21,820	52	—	21,872
GSE bonds	28,994	—	11	28,983
Corporate bonds	134,595	2,595	50	137,140

	185,409	2,647	61	187,995

Total securities available-for-sale	$1,110,806	25,373	4,376	1,131,803

     The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2010 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due in one year or less	$27,127	27,528
Due after one year through five years	236,836	239,487

	$263,963	267,015

     Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.
     For the three months ended March 31, 2010, the Company had gross proceeds of $15.2 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $270,000 and $0, respectively. For the three months ended March 31, 2009, the Company had gross proceeds of $2.0 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $7,000 and $0, respectively. All impairment losses at March 31, 2010 were considered temporary.
     Gross unrealized losses on mortgage-backed securities, GSE bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010, and December 31, 2009, were as follows (in thousands):

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$—	—	2,137	18,161	2,137	18,161
REMICs
GSE	124	108,847	64	9,148	188	117,995
Non-GSE	220	12,749	—	—	220	12,749
GSE bonds	170	41,449	—	—	170	41,449

Total	$514	163,045	2,201	27,309	2,715	190,354

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$1	1,462	3,695	27,832	3,696	29,294
REMICs
GSE	429	116,478	1	16,507	430	132,985
Non-GSE	189	6,970	—	—	189	6,970
GSE bonds	11	4,019	—	—	11	4,019
Corporate bonds	50	16,017	—	—	50	16,017

Total	$680	144,946	3,696	44,339	4,376	189,285

     Included in the above available-for-sale security amounts at March 31, 2010, were seven pass-through, non-GSE mortgage-backed securities, and two REMIC mortgage-backed securities, in an unrealized loss position. Only three of these securities, with an estimated fair value of $13.8 million (amortized cost of $15.8 million), are rated less than AAA at March 31, 2010. Of the three securities, one had an estimated fair value of $2.6 million (amortized cost of $2.7 million), was rated A+, and had the following underlying collateral characteristics: 84% originated in 2004, and 16% originated in 2005. The second security had an estimated fair value of $6.1 million (amortized cost of $7.4 million), was rated Baa2 (subsequently downgraded to Caa2), and had the following underlying collateral characteristics: 82% originated in 2004, and 18% originated in 2005. The remaining security had an estimated fair value of $5.1 million (amortized cost of $5.7 million), was rated CCC, and was supported by collateral entirely originated in 2006. The Company continues to receive principal and interest payments in accordance with the contractual terms of each of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for each of these three securities. Since management does not have the intent to sell the securities, and it is more likely than not that the Company will be required to sell the securities, before their anticipated recovery (which may be at maturity), the Company believes that the unrealized losses of $2.0 million at March 31, 2010, are temporary, and as such, are recorded as a component of accumulated other comprehensive income, net of tax.
     REMIC mortgage-backed securities issued or guaranteed by GSEs (nine securities) and GSE bonds (three securities) are investment grade securities. The declines in value are deemed to relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
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

Note 3 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Real estate loans:
Commercial mortgage	$332,427	327,802
One to four family residential mortgage	90,014	90,898
Construction and land	39,523	44,548
Multifamily	187,372	178,401
Home equity and lines of credit	28,143	26,118

Total real estate loans	677,479	667,767

Commercial and industrial loans	17,833	19,252
Insurance premium loans	39,977	40,382
Other loans	1,328	1,299

Total commercial and industrial, insurance premium, and other loans	59,138	60,933

Total loans held-for-investment	736,617	728,700
Deferred loan cost, net	608	569

Loans held-for-investment, net	737,225	729,269
Allowance for loan losses	(17,146)	(15,414)

Net loans held-for-investment	$720,079	713,855

     The Company did not have any loans-held-for-sale at March 31, 2010, or December 31, 2009.
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
     Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	three months ended
	March 31,
	2010	2009

Beginning balance	$15,414	8,778
Provision for loan losses	1,930	1,644
Charge-offs, net	(198)	(595)

Ending balance	$17,146	9,827

     Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans (including impaired loans of $39.5 million at March 31, 2010, and $36.8 million at December 31, 2009) was $44.3 million and $41.6 million at March 31, 2010, and December 31, 2009, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the definition of an impaired loan, amounted to $4.9 million and $4.8 million at March 31, 2010, and December 31, 2009, respectively. Loans past due 90 days or more and still accruing interest was $5.7 million and $191,000 at March 31, 2010, and December 31, 2009, respectively. The majority of the $5.7 million relates to one loan relationship for $3.7 million that was current on interest payments in accordance with the original contractual terms of the loans but past maturity. These loans are considered well secured and in the process of collection. The loans are being refinanced by the Company to permanent real estate mortgages in accordance with our current underwriting standards. At March 31, 2010, the Company is under commitment to lend additional funds totaling $360,000 to borrowers whose loans are on non-accrual status or who are past due 90 days or more and still accruing interest.

     The following table summarizes non-performing loans (in thousands):

	March 31,	December 31,
	2010	2009

Non-accruing loans	$31,248	30,914
Non-accruing loans subject to restructuring agreements	13,090	10,717

Total non-accruing loans	44,338	41,631
Loans 90 days or more past maturity and still accruing	5,710	191

Total non-performing loans	$50,048	41,822

Loans subject to restructuring agreements and still accruing	$8,817	7,250
     The following tables summarize impaired loans (in thousands):

	March 31, 2010
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$26,390	(190)	26,200
Non-accruing loans subject to restructuring agreements	13,090	(422)	12,668
Accruing loans subject to restructuring agreements	8,817	(465)	8,352

Total impaired loans	$48,297	(1,077)	47,220

	December 31, 2009
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$26,113	(1,596)	24,517
Non-accruing loans subject to restructuring agreements	10,717	(409)	10,308
Accruing loans subject to restructuring agreements	7,250	(395)	6,855

Total impaired loans	$44,080	(2,400)	41,680

     Included in the table above at March 31, 2010, are loans with carrying balances of $22.9 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2009, are loans with carrying balances of $12.7 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses.
     The average balance of impaired loans was $46.2 million and $14.1 million for the three months ended March 31, 2010, and 2009, respectively. The Company recorded $420,000 and $10,000 of interest income on impaired loans for the three months ended March 31, 2010 and 2009, respectively.

Note 4 — Deposits
Deposits are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Non-interest-bearing demand	$108,139	110,015
Interest-bearing negotiable orders of withdrawal (NOW)	66,719	62,904
Savings-passbook, statement, tiered, and money market	591,818	564,593
Certificates of deposit	626,229	579,373

	$1,392,905	1,316,885

     Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2010	2009

Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$1,420	1,636
Certificates of deposit	2,532	3,321

	$3,952	4,957

Note 5 —Equity Incentive Plan
     At the Special Meeting of the Stockholders of the Company (the “Meeting”) held on December 17, 2008, the stockholders of the Company approved the Northfield Bancorp, Inc. 2008 Equity Incentive Plan. On January 30, 2009, certain officers and employees of the Company were granted an aggregate of 1,478,900 stock options and 582,700 shares of restricted stock, and non-employee directors received an aggregate of 623,700 stock options and 249,750 shares of restricted stock. On May 29, 2009, an employee was granted 3,800 stock options and 4,200 restricted stock awards. On January 30, 2010, an employee was granted 3,000 stock options and 4,400 restricted stock awards. All stock options and restricted stock vest in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%. The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%. The fair value of stock options granted on January 30, 2010, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.90%, volatility of 38.29% and a dividend yield of 1.81%. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.
     During the three months ended March 31, 2010 and 2009, the Company recorded $776,000 and $559,000 of stock-based compensation, respectively.
     The following table is a summary of the Company’s non-vested stock options as of March 31, 2010, and changes therein during the three months then ended:

		Weighted Average		Weighted Average
	Number of Stock	Grant Date Fair	Weighted Average	Contractual Life
	Options	Value	Exercise Price	(years)
Outstanding- December 31, 2009	2,083,400	$3.22	$9.94	9.08
Granted	3,000	4.66	10.98	10.00
Forfeited	—	—	—	—
Exercised	(13,860)	3.22	9.94	—

Outstanding- March 31, 2010	2,072,540	$3.22	$9.94	8.84

Exercisable- March 31, 2010	402,060	$3.22	$9.94	8.83

     Expected future stock option expense related to the non-vested options outstanding as of March 31, 2010, is $5.3 million over an average period of 3.8 years.
     Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.
     The following is a summary of the status of the Company’s restricted share awards as of March 31, 2010, and changes therein during the three months then ended.

		Weighted Average
	Number of Shares	Grant Date Fair
	Awarded	Value
Non-vested at December 31, 2009	825,150	$9.94
Granted	4,400	13.24
Vested	(174,830)	9.94
Forfeited	—	—

Non-vested at March 31, 2010	654,720	$9.97

     Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2010, is $6.3 million over an average period of 3.8 years. On January 30, 2010, 174,830 of restricted shares vested. In connection with the vesting, the Company repurchased 21,605 shares of common stock from employees (at their request) in satisfaction of minimum payroll taxes.
Note 6- Fair Value Measurements
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2010, and December 31, 2009, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$781,961	—	781,961	—
Non-GSE	161,596	—	161,596	—
Corporate bonds	136,724	—	136,724	—
GSE bonds	130,291	—	130,291	—
Equities	5,623	5,623	—	—

Total available-for-sale	1,216,195	5,623	1,210,572	—

Trading securities	3,706	3,706	—	—

Total	$1,219,901	9,329	1,210,572	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage (CRE)	$17,231	—	—	17,231
Construction and land	6,219	—	—	6,219
Multifamily	835	—	—	835

Total impaired loans	24,285	—	—	24,285

Other real estate owned (CRE)	1,533	—	—	1,533

Total	$25,818	—	—	25,818

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$767,148	—	767,148	—
Non-GSE	176,660	—	176,660	—
Corporate bonds	137,140	—	137,140	—
GSE bonds	28,983	—	28,983	—
Equities	21,872	21,872	—	—

Total available-for-sale	1,131,803	21,872	1,109,931	—

Trading securities	3,403	3,403	—	—

Total	$1,135,206	25,275	1,109,931	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage	$21,295	—	—	21,295
Construction and land	6,910	—	—	6,910
Multifamily	823	—	—	823

Total impaired loans	29,028	—	—	29,028

Other real estate owned (CRE)	1,938	—	—	1,938

Total	$30,966	—	—	30,966

     Available -for- Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist primarily of money market mutual funds. There were no transfers of securities between Level 1 and Level 2 during the quarter ended March 31, 2010.
     Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.
     Impaired Loans: At March 31, 2010, and December 31, 2009, the Company had impaired loans with outstanding principal balances of $25.4 million and $31.4 million, that were recorded at their estimated fair value of $24.3 million and $29.0 million, respectively. The Company recorded impairment charges of $1.1 million and charge-offs of $198,000 for the three months ended March 31, 2010, compared to impairment charges of $594,000 and charge-offs of $595,000 for the same period of 2009, respectively, utilizing Level 3 inputs. Impaired assets are valued utilizing independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.
     Other Real Estate Owned: At March 31, 2010, and December 31, 2009 the Company had assets acquired through foreclosure of $1.5 million and $1.9 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Subsequent valuation adjustments to other real estate owned totaled $146,000 for the three months ended March 31, 2010, reflective of continued deterioration in estimated fair values. The remaining reduction to REO was a result of sales. There were no subsequent valuation adjustments to other real estate owned for the three months ended March 31, 2009. Operating costs after acquisition are generally expensed.
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

The estimated fair values of the Company’s significant financial instruments at March 31, 2010, and December 31, 2009, are presented in the following table (in thousands):

	March 31,		December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$50,811	50,811	42,544	42,544
Trading securities	3,706	3,706	3,403	3,403
Securities available-for-sale	1,216,195	1,216,195	1,131,803	1,131,803
Securities held-to-maturity	6,220	6,432	6,740	6,930
Federal Home Loan Bank of New York stock, at cost	5,026	5,026	6,421	6,421
Net loans held-for-investment	720,079	735,885	713,855	726,475
Financial liabilities:
Deposits	$1,392,905	1,394,827	1,316,885	1,319,612
Borrowings	293,060	302,780	279,424	288,737
Advance payments by borrowers	2,038	2,038	757	757
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
Note 7 —Earnings Per Share
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
     The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except share data):

	For the three months
	ended March 31,
	2010	2009
Net income available to common stockholders	$3,381	2,735

Weighted average shares outstanding-basic	41,509,173	43,089,331
Effect of non-vested restricted stock and stock options outstanding	314,621	15,078
Weighted average shares outstanding-diluted	41,823,794	43,104,409

Earnings per share-basic	$0.08	0.06
Earnings per share-diluted	$0.08	0.06
Note 8 — Recent Accounting Pronouncements
     ASC 810, Consolidation, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly effect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement was effective January 1, 2010, and did not have a significant effect on the Company’s consolidated financial statements.
     ASC 860, Transfers and Servicing, improves the information a reporting entity provides in its financial statements about a transfer of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. ASC 860 eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This pronouncement was effective January 1, 2010, and did not have a significant effect on the Company’s consolidated financial statements.
     Accounting Standards Update No. 2010-06 under ASC 820 requires new disclosures and clarifies certain existing disclosure requirements about fair value measurement. Specifically, the update requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers. A reporting entity is required to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using Level 3 inputs. In addition, the update clarifies the following requirements of the existing disclosure: (i) for the purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets; and (ii) a reporting entity is required to include disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted these requirements on January 1, 2010, and have provided the applicable disclosures.

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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment or other changes that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and other promulgating authorities;

•	inability of borrowers and/or third-party providers to perform their obligations to us;

•	the effect of current governmental effort to restructure the U.S. financial and regulatory system;

•	the effect of developments in the secondary market affecting our loan pricing;

•	the level of future deposit insurance premiums

•	changes in our organization, compensation and benefit plans; and

•	the effect of the current financial crisis on our loan portfolio, investment portfolio, and deposit and other customers.
     Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Critical Accounting Policies
     Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.
Overview
     This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2009.
     Net income was $3.4 million for the quarter ended March 31, 2010, compared to $2.7 million for the quarter ended March 31, 2009. Basic and diluted earnings per share were $0.08 for the quarter ended March 31, 2010, compared to $0.06 per share for the quarter ended March 31, 2009.
     Return on average assets and return on average equity were 0.67% and 3.48%, respectively, for the quarter ended March 31, 2010, compared to 0.63% and 2.87% for the quarter ended March 31, 2009, respectively.
     The quarter ended March 31, 2010, was highlighted by the following items:
•	Total assets increased $95.5 million to $2.1 billion at March 31, 2010, from $2.0 billion at December 31, 2009.
•	Interest-bearing deposits in other financial institutions increased $8.8 million.

•	Securities increased $84.2 million.

•	Loans held-for-investment, net, increased $8.0 million.
•	Allowance for loan losses increased to $17.1 million, or 2.33% of total loans at March 31, 2010, from $15.4 million, or 2.11% of total loans at December 31, 2009.

•	Total liabilities increased $90.8 million to $1.7 billion at March 31, 2010, from $1.6 billion at December 31, 2009.
•	Deposits increased $76.0 million.

•	Borrowed funds increased $13.6 million.
•	Stockholders’ equity increased to $396.3 million at March 31, 2010, from $391.5 million at December 31, 2009.

•	Net interest income increased $1.8 million, or 14.0%, to $14.5 million for the quarter ended March 31, 2010, compared to $12.8 million for the quarter ended March 31, 2009.
•	Average interest-earning assets increased $261.4 million, or 15.5%, to $1.9 billion for the quarter ended March 31, 2010, from $1.7 billion for the quarter ended March 31, 2009.

•	The net interest margin decreased four basis points to 3.03% for the quarter ended March 31, 2010, from 3.07% for the quarter ended March 31, 2009.
•	The provision for loan losses was $1.9 million for the quarter ended March 31, 2010, compared to $1.6 million for the quarter ended March 31, 2009. Net charge-offs were $198,000 and $595,000 for the quarter ended March 31, 2010 and 2009, respectively.

•	Non-interest income increased $754,000, or 77.8%, to $1.7 million for the quarter ended March 31, 2010, compared to $969,000 for the quarter ended March 31, 2009.

•	Non-interest expense increased to $9.1 million for the quarter ended March 31, 2010, compared to $7.8 million for the quarter ended March 31, 2009.

Comparison of Financial Condition at March 31, 2010, and December 31, 2009
     Total assets increased $95.5 million, or 4.8%, to $2.1 billion at March 31, 2010, from $2.0 billion at December 31, 2009. The increase in total assets reflected increases in securities of $84.2 million, cash and cash equivalents of $8.3 million, and loans held for investment, net, of $8.0 million.
     Cash and cash equivalents increased $8.3 million, or 19.4%, to $50.8 million at March 31, 2010, from $42.5 million at December 31, 2009. The Company has been maintaining increased balances in other financial institutions while it evaluates opportunities to deploy funds into higher yielding investments such as loans and securities with acceptable risk and return characteristics.
     Securities available-for-sale increased $84.4 million, or 7.5%, to $1.2 billion at March 31, 2010, from $1.1 billion at December 31, 2009. The increase was primarily attributable to purchases of $217.2 million and an increase of $5.7 million in net unrealized gains, partially offset by maturities and paydowns of $123.6 million and sales of $15.2 million.
     Securities held-to-maturity decreased $520,000, or 7.7%, to $6.2 million at March 31, 2010, from $6.7 million at December 31, 2009. The decrease was attributable to maturities and paydowns during the quarter ended March 31, 2010.
     At March 31, 2010, $788.2 million of our securities were residential mortgage-backed securities issued or guaranteed by either Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also held residential mortgage-backed securities not issued or guaranteed by either Fannie Mae, Freddie Mac, or Ginnie Mae, referred to as “private label securities.” These private label securities had an amortized cost of $158.5 million and an estimated fair value of $161.6 million at March 31, 2010. These private label securities portfolios were in a net unrealized gain position of $3.1 million, consisting of gross unrealized gains of $5.5 million and gross unrealized losses of $2.4 million.
     Of the $161.6 million in private label securities, three securities with an estimated fair value of $13.8 million (amortized cost of $15.8 million) are rated less than AAA at March 31, 2010. Of the three securities, one had an estimated fair value of $2.6 million (amortized cost of $2.7 million) and was rated A+, another had an estimated fair value of $6.1 million (amortized cost of $7.4 million) and was rated Baa2 (subsequently downgraded to Caa2), and the remaining security had an estimated fair value of $5.1 million (amortized cost of $5.7 million) and was rated CCC. The Company continues to receive principal and interest payments in accordance with the contractual terms of each of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for each of these three securities. Since management does not have the intent to sell the securities, and it is more likely than not that the Company will not be required to sell the securities, before their anticipated recovery (which may be at maturity), the Company believes that the unrealized losses of $2.0 million at March 31, 2010, are temporary, and as such, are recorded as a component of accumulated other comprehensive income, net of tax.
     Loans held for investment, net totaled $737.2 million at March 31, 2010, as compared to $729.3 million at December 31, 2009. The increase was primarily in multi-family real estate loans, which increased $9.0 million, or 5.0%, to $187.4 million, from $178.4 million at December 31, 2009, reflecting our continued emphasis on this loan product. Commercial real estate loans increased $4.6 million, or 1.4%, to $332.4 million, and home equity loans increased $2.0 million, or 7.8%, from $26.1 million at December 31, 2009. These increases were partially offset by decreases in residential loans, land and construction loans, commercial and industrial loans, and insurance premium loans.
     Federal Home Loan Bank of New York stock, at cost, decreased $1.4 million, or 21.7%, from $6.4 million at December 31, 2009 to $5.0 million at March 31, 2010. This decrease was attributable to a decrease in borrowings outstanding with the FHLB over the same time period.
     Other real estate owned decreased $405,000, or 21.0%, from $1.9 million at December 31, 2009, to $1.5 million at March 31, 2010. This decrease was primarily attributable to downward valuation adjustments recorded against the carrying balances of the properties which resulted from the continued deterioration in estimated fair values, coupled with the sale of REO properties.

     Other assets decreased $2.2 million, or 14.6%, to $12.7 million at March 31, 2010, from $14.9 million at December 31, 2009. The decrease in other assets was attributable to a decrease in deferred tax assets, which resulted primarily from an increase in net unrealized gains on the Company’s securities portfolio from December 31, 2009, to March 31, 2010.
     Deposits increased $76.0 million, or 5.8%, to $1.4 billion at March 31, 2010, from $1.3 billion at December 31, 2009. The increase in deposits during the first quarter of 2010 was primarily due to an increase of short-term certificates of deposit originated through the CDARS® Network in the amount of $82.0 million. The Company utilizes this funding source as a cost effective alternative to other short-term funding sources. In addition, savings and money market accounts, and transaction accounts increased $27.2 million and $1.9 million, respectively, from December 31, 2009 to March 31, 2010. These increases were partially offset by a decrease of $35.1 million in certificates of deposit (originated by the Bank) over the same time period.
     Borrowings increased $13.6 million, or 4.8%, to $293.1 million at March 31, 2010, from $279.4 million at December 31, 2009. The increase in borrowings was primarily the result of the Company increasing longer-term borrowings, locking in historically low interest rates, partially offset by maturities during the quarter.
     Total stockholders’ equity increased to $396.3 million at March 31, 2010, from $391.5 million at December 31, 2009. The increase was primarily attributable to net income of $3.4 million for the quarter ended March 31, 2010, and an increase in accumulated other comprehensive income of $3.5 million resulting primarily from a decrease in market interest rates that resulted in an increase in the estimated fair value of our securities available for sale. The increase in stockholders’ equity also was attributable to a $1.1 million increase in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards. These increases were partially offset by $2.8 million in stock repurchases, and the payment of approximately $772,000 in dividends for the quarter ended March 31, 2010. Through March 31, 2010, the Company had repurchased 1,910,089 shares of common stock at an average cost of $11.79 per share.
Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009
     Net income. Net income increased $646,000, or 23.6%, for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. Net interest income increased $1.8 million, or 14.0%, and non-interest income increased $754,000, or 77.8%, which was partially offset by an increase of $286,000, or 17.4%, in provision for loan losses, an increase of non-interest expense of $1.3 million, or 17.2%, and an increase in income tax expense of $271,000, or 17.3%, over the same time periods.
     Interest income. Interest income increased $525,000, or 2.6%, to $21.0 million for the three months ended March 31, 2010, from $20.5 million for the three months ended March 31, 2009. The increase in interest income was primarily the result of an increase in average interest-earning assets of $261.4 million, or 15.5%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $133.2 million, or 22.1%, an increase in securities (other than mortgage-backed securities) of $197.4 million, partially offset by a decrease in average mortgage-backed securities of $34.6 million, or 3.7%. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned to 4.38% for the three months ended March 31, 2010, from 4.93% for the three months ended March 31, 2009. The rates earned on all asset categories, other than FHLB stock, decreased due to the general decline in market interest rates for these asset types. The rate earned on Federal Home Loan Bank of New York stock, increased from 4.10% for the quarter ended March 31, 2009, to 6.35% for the quarter ended March 31, 2010.
     Interest expense. Interest expense decreased $1.3 million, or 16.4%, to $6.5 million for the three months ended March 31, 2010, from $7.7 million for the three months ended March 31, 2009. The decrease was attributable to a decrease in interest expense on deposits of $1.0 million, or 20.3%, and a decrease in interest expense on borrowings of $258,000, or 9.3%. The decrease in interest expense on deposits was attributable to a decrease in the cost of deposits of 76 basis points, or 36.7%, to 1.31% for the quarter ended March 31, 2010, from 2.07% for the quarter ended March 31, 2009, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $253.5 million, or 26.1%, in average interest-bearing deposits outstanding between the two quarters. The decrease in interest expense on borrowings was primarily attributable to a decrease in the cost of borrowings of 42 basis points, to 3.26%, from 3.68% for the quarter ended March 31, 2009, reflecting lower market interest rates for borrowed funds.

     Net Interest Income. Net interest income increased $1.8 million, or 14.0%, due primarily to interest earning assets increasing $261.4 million, or 15.5%, partially offset by a decrease in the net interest margin of four basis points, or 1.3%, over the prior year comparable quarter. The net interest margin decreased for the quarter as the average yield earned on interest earning assets decreased, which was partially offset by a decrease in the average rate paid on interest-bearing liabilities. The general decline in interest rates is due to the overall low interest rate environment. The increase in average interest earning assets was due primarily to an increase in average loans outstanding, of $133.2 million, and other securities of $197.4 million, being partially offset by decreases in mortgage-backed securities, and interest-earning assets in other financial institutions. Other securities consist primarily of investment-grade corporate bonds, and government-sponsored enterprise bonds.
     Provision for Loan Losses. The provision for loan losses was $1.9 million for the quarter ended March 31, 2010, an increase of $286,000, or 17.4%, from the $1.6 million provision recorded in the quarter ended March 31, 2009. The increase in the provision for loan losses in the current quarter was due primarily to an increase in general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio in recognition of our elevated level of delinquent loans, as well as the current weak economic environment and real estate market. Although loan growth in the first quarter of 2009 exceeded that of the current quarter, the Company has experienced greater growth in its loans past due and non-performing loans during the current quarter as compared to the first quarter of 2009, resulting in a larger increase in general loss factors. Net charge-offs for the quarter ended March 31, 2010, were $198,000, as compared to $595,000 for the quarter ended March 31, 2009. The allowance for loan losses was $17.1 million, or 2.33% of loans held for investment, net at March 31, 2010, compared to $15.4 million, or 2.11% of loans held for investment, net at December 31, 2009.
     Non-interest Income. Non-interest income increased $754,000, or 77.8%, to $1.7 million for the quarter ended March 31, 2010, compared to $969,000 the quarter ended March 31, 2009, primarily as a result of $615,000 in gains on securities transactions during the quarter ended March 31, 2010, as compared to $154,000 in losses on securities transactions during the quarter ended March 31, 2009. Securities gains in the first quarter of 2010 included gross realized gains of $270,000 on the sale of available-for-sale mortgage-backed securities. Securities gains in the first quarter of 2010 included $345,000 related to the Company’s trading portfolio, while the first quarter of 2009 included securities losses of $161,000 related to the Company’s trading portfolio. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the plan. The participants of this plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in non-interest expense, reflecting the change in the Company’s obligations under the plan.
     Non-interest Expense. Total non-interest expense increased $1.3 million, or 17.2%, from $7.8 million for the quarter ended March 31, 2009, to $9.1 million for the quarter ended March 31, 2010. This increase was attributable, in part, to a $1.0 million increase in employee compensation and benefits expense, $506,000 of which related to the Company’s deferred compensation plan, which is described above, and had no effect on net income. The remaining increase in employee compensation and benefits expense related to additional costs associated with equity award grants which occurred on January 30, 2009, coupled with increases in full-time equivalent employees, primarily related to our insurance premium finance division formed in October 2009, higher health care costs, and to a lesser extent salary adjustments effective January 1, 2010.
     Income Tax Expense. The Company recorded income tax expense of $1.8 million and $1.6 million for the quarter ended March 31, 2010 and 2009, respectively. The effective tax rate for the quarter ended March 31, 2010, was 35.2%, as compared to 36.5% for the quarter ended March 31, 2009.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

For the Quarter Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans (5)	$734,417	$10,293	5.68%	$601,245	$8,571	5.78%
Mortgage-backed securities	909,351	9,181	4.09	943,951	11,114	4.77
Other securities	229,298	1,384	2.45	31,943	282	3.58
Federal Home Loan Bank of New York stock	6,068	95	6.35	7,917	80	4.10
Interest-earning deposits in financial institutions	65,561	54	0.33	98,229	435	1.80

Total interest-earning assets	1,944,695	21,007	4.38	1,683,285	20,482	4.93
Non-interest-earning assets	107,191			86,820

Total assets	2,051,886			1,770,105

Interest-bearing liabilities:
Savings, NOW, and money market accounts	637,500	1,420	0.90	523,886	1,636	1.27
Certificates of deposit	588,675	2,532	1.74	448,761	3,321	3.00

Total interest-bearing deposits	1,226,175	3,952	1.31	972,647	4,957	2.07
Borrowed funds	311,798	2,506	3.26	304,513	2,764	3.68

Total interest-bearing liabilities	1,537,973	6,458	1.70	1,277,160	7,721	2.45
Non-interest bearing deposit accounts	109,640			94,185
Accrued expenses and other liabilities	10,124			11,816

Total liabilities	1,657,737			1,383,161
Stockholders’ equity	394,149			386,944

Total liabilities and stockholders’ equity	2,051,886			1,770,105

Net interest income		$14,549			$12,761

Net interest rate spread (2)			2.68			2.48
Net interest-earning assets (3)	$406,722			406,125

Net interest margin (4)			3.03			3.07
Average interest-earning assets to interest-bearing liabilities			126.45			131.80

(1)	Average yields and rates for the three months ended March 31, 2010 and 2009, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

Loan Quality
     The following table details non-accrual loans, troubled debt restructurings (accruing and non-accruing), loans 90 days or more past due and still accruing, non-performing loans, non-performing assets, accruing loans delinquent 31 to 89 days, and the ratio of nonperforming loans as a percentage of total loans.

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2010	2009	2009	2009	2009
Non-accruing loans	$31,248	30,914	19,232	16,016	13,166
Non-accruing loans subject to restructuring agreements	13,090	10,717	11,003	11,494	9,650

Total non-accruing loans	44,338	41,631	30,235	27,510	22,816
Loans 90 days or more past due and still accruing	5,710	191	5,487	3,483	1,281

Total non-performing loans	50,048	41,822	35,722	30,993	24,097
Other real estate owned	1,533	1,938	933	993	1,071

Total non-performing assets	$51,581	43,760	36,655	31,986	25,168

Loans subject to restructuring agreements and still accruing	$8,817	7,250	7,258	6,838	2,414

Accruing loans 31 to 89 days delinquent	$38,371	28,283	35,466	33,290	32,550

Non-performing loans to total loans held for investment, net	6.79%	5.73%	5.36%	4.71%	3.86%
     Total non-accruing loans increased $2.7 million, to $44.3 million at March 31, 2010, from $41.6 million at December 31, 2009. This increase was primarily attributable to $6.3 million of commercial real estate loans and $429,000 of multifamily real estate loans being placed on non-accrual status, and being designated as impaired, during the first quarter of 2010. These loans did not have a significant negative effect on our allowance for loan losses at March 31, 2010, as the estimated collateral values, including costs to sell, were considered adequate in relation to the outstanding loan balances. These increases were partially offset by a payoff of $504,000 on one commercial real estate loan and principal paydowns of approximately $757,000. In addition, a $2.8 million commercial real estate loan relationship was returned to accrual status. The loans under this relationship were current as to principal and interest at March 31, 2010, and factors indicating doubtful collection no longer existed, including the borrower’s performance under the original loan terms for greater than six months. At March 31, 2010, $16.2 million, or 74.1% of loans subject to restructuring agreements (accruing and non-accruing) were performing in accordance with their restructured terms.
     Loans 90 days or more past due and still accruing interest increased to $5.7 million from $191,000 at December 31, 2009. The majority of the increase was due to one loan relationship for $3.7 million that at March 31, 2010, was current on interest payments, in accordance with the original contractual terms of the loans, but was past maturity. These loans were considered well secured and in the process of collection. The loans are being refinanced by the Company to permanent real estate mortgages in accordance with our current underwriting standards.
     Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

     The following tables detail the delinquency status of non-accruing loans at March 31, 2010 and December 31, 2009 (dollars in thousands).

	March 31, 2010
	Days Past Due
	0 to 30	31 to 89	90 or more	Total

Real estate loans:
Commercial	$4,105	4,142	24,508	32,755
One -to- four family residential	137	546	1,512	2,195
Construction and land	3,382	1,637	988	6,007
Multifamily	—	523	1,984	2,507
Home equity and lines of credit	63	—	—	63
Commercial and industrial loans	—	501	189	690
Insurance premium loans	—	—	121	121

Total non-accruing loans	$7,687	7,349	29,302	44,338

	December 31, 2009
	Days Past Due
	0 to 30	31 to 89	90 or more	Total

Real estate loans:
Commercial	$2,585	10,480	15,737	28,802
One -to- four family residential	—	392	1,674	2,066
Construction and land	5,864	—	979	6,843
Multifamily	—	530	1,589	2,119
Home equity and lines of credit	62	—	—	62
Commercial and industrial loans	1,470	—	269	1,739

Total non-accruing loans	$9,981	11,402	20,248	41,631

     Loans 31 to 89 days delinquent and on accrual status at March 31, 2010 totaled $38.4 million, an increase of $10.1 million, from the December 31, 2009 balance of $28.3 million. Included in this category at March 31, 2010, were $22.1 million of commercial real estate loans, $8.5 million of multifamily loans, and $5.3 million of one-to-four family residential loans.
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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis, The Bank’s borrowed funds, excluding capitalized lease obligations, were $291.0 million at March 31, 2010, at a weighted average interest rate of 3.42%. A total of $69.7 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, were $277.3 million at December 31, 2009. The Company has two lines of credit with the FHLB. Each line has a limit of $100.0 million. At March 31, 2010, the Company has $200.0 million available for use. Additionally, the Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window utilizing unencumbered securities of approximately $385.8 million at March 31, 2010. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

     Capital Resources. At March 31, 2010, and December 31, 2009, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
	Actual	Adequacy	Action
	Ratio	Purposes	Provisions
As of March 31, 2010:
Tangible capital to tangible assets	13.91%	1.50%	NA	%
Tier 1 capital (core) — (to adjusted assets)	13.91	4.00	5.00
Total capital (to risk — weighted assets)	28.59	8.00	10.00

As of December 31, 2009:
Tangible capital to tangible assets	14.35%	1.50%	NA	%
Tier 1 capital (core) — (to adjusted assets)	14.35	4.00	5.00
Total capital (to risk — weighted assets)	28.52	8.00	10.00
Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
     The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2010:

			One to less	Three to
		Less than	than Three	less than	Five Years
Contractual Obligation	Total	One Year	Years	Five Years	and greater

			(in thousands)
Debt obligations (excluding capitalized leases)	$290,980	69,680	86,300	135,000	—
Commitments to originate loans	$61,835	61,835	—	—	—
Commitments to fund unused lines of credit	$3,181	3,181	—	—	—
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
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
     Net Interest Income Analysis. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, or 300 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment.

     The table below sets forth, as of March 31, 2010, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
					Estimated
Change in	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Interest Rates	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
(basis points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change
+300	$1,971,406	$1,587,388	$384,018	$(66,863)	19.48%	(11.66)%
+200	2,018,509	1,611,132	407,377	(43,504)	20.18	(7.26)
+100	2,065,712	1,635,684	430,028	(20,853)	20.82	(3.01)
0	2,111,964	1,661,083	450,881	—	21.35	—
-100	2,148,563	1,687,185	461,378	10,497	21.47	0.25
-200	2,174,609	1,710,078	464,531	13,650	21.36	(3.13)
     The table above indicates that at March 31, 2010, in the event of a 300 basis point increase in interest rates, we would experience a 187 basis point decrease in NPV ratio (19.48% less 21.35%), and a 11.66% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 1 basis point increase in NPV ratio (21.36% less 21.35%) and a 3.13% decrease in net interest income. Our internal policies provide that, in the event of a 300 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 8.5% of estimated present value of assets. As of March 31, 2010, we were compliant with the Board approved policy limits.
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

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 4T. CONTROLS AND PROCEDURES

PART II
ITEM 1. LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
          There have been no material changes in the “Risk Factors” disclosed in the Company’s 2009 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
     The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended March 31, 2010.

			(c) Total Number of
			Shares Purchased	(d) Maximum Number
	(a) Total Number	(b) Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
January 1, 2010, through January 31, 2010	66,850	$13.46	66,850	457,240
February 1, 2010, through February 28, 2010	110,631	13.03	110,631	346,609
March 1, 2010, through March 31, 2010	8,800	14.36	8,800	337,809

Total	186,281	$13.25	186,281

(1)	On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. This program has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. REMOVED AND RESERVED
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

Date: May 10, 2010	NORTHFIELD BANCORP, INC. (Registrant)
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