Form 10-Q
period 2010-06-30
Northfield Bancorp, Inc.
filed 2010-08-09
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 43,540,653 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 5, 2010.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2010, and December 31, 2009
(In thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:

Cash and due from banks	$10,019	10,183
Interest-bearing deposits in other financial institutions	18,843	32,361

Total cash and cash equivalents	28,862	42,544

Trading securities	3,515	3,403
Securities available-for-sale, at estimated fair value (encumbered $278,605 in 2010 and $219,446 in 2009)	1,301,727	1,131,803
Securities held-to-maturity, at amortized cost (estimated fair value of $6,046 in 2010 and $6,930 in 2009) (encumbered $0 in 2010 and 2009)	5,830	6,740
Loans held-for-sale	248	—
Loans held-for-investment, net	772,909	729,269
Allowance for loan losses	(19,122)	(15,414)

Net loans held-for-investment	753,787	713,855

Accrued interest receivable	8,001	8,054
Bank owned life insurance	54,688	43,751
Federal Home Loan Bank of New York stock, at cost	8,119	6,421
Premises and equipment, net	13,587	12,676
Goodwill	16,159	16,159
Other real estate owned	1,362	1,938
Other assets	12,280	14,930

Total assets	$2,208,165	2,002,274

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,380,695	1,316,885
Borrowings	356,333	279,424
Advance payments by borrowers for taxes and insurance	1,556	757
Accrued expenses and other liabilities	69,842	13,668

Total liabilities	1,808,426	1,610,734

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,676 and 45,628,211 shares issued at June 30, 2010, and December 31, 2009, respectively, 43,540,653 and 43,912,148 outstanding at June 30, 2010, and December 31, 2009, respectively	456	456
Additional paid-in-capital	204,326	202,479
Unallocated common stock held by employee stock ownership plan	(15,514)	(15,807)
Retained earnings	218,156	212,196
Accumulated other comprehensive income	17,428	12,145
Treasury stock at cost; 2,092,023 and 1,716,063 shares at June 30, 2010, and December 31, 2009, respectively	(25,113)	(19,929)

Total stockholders’ equity	399,739	391,540

Total liabilities and stockholders’ equity	$2,208,165	2,002,274

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and six months ended June 30, 2010, and 2009
(Unaudited)
(In thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest income:
Loans	$12,098	9,253	$22,391	17,824
Mortgage-backed securities	8,432	10,924	17,613	22,038
Other securities	1,379	522	2,763	804
Federal Home Loan Bank of New York dividends	63	107	158	187
Deposits in other financial institutions	60	207	114	642

Total interest income	22,032	21,013	43,039	41,495

Interest expense:
Deposits	3,382	4,586	7,334	9,543
Borrowings	2,733	2,590	5,239	5,354

Total interest expense	6,115	7,176	12,573	14,897

Net interest income	15,917	13,837	30,466	26,598
Provision for loan losses	2,798	3,099	4,728	4,743

Net interest income after provision for loan losses	13,119	10,738	25,738	21,855

Non-interest income:
Fees and service charges for customer services	629	716	1,289	1,375
Income on bank owned life insurance	514	438	937	871
Gain on securities transactions, net	530	294	1,145	140
Other	193	76	218	107

Total non-interest income	1,866	1,524	3,589	2,493

Non-interest expense:
Compensation and employee benefits	4,208	4,321	8,999	8,089
Occupancy	1,185	1,073	2,379	2,193
Furniture and equipment	259	269	531	557
Data processing	642	589	1,249	1,433
FDIC insurance	455	1,063	885	1,477
Professional fees	475	476	854	1,002
Other	1,233	1,270	2,681	2,092

Total non-interest expense	8,457	9,061	17,578	16,843

Income before income tax expense	6,528	3,201	11,749	7,505
Income tax expense	2,342	1,079	4,182	2,648

Net income	$4,186	2,122	$7,567	4,857

Basic and diluted earnings per share	$0.10	0.05	$0.18	0.11

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six months ended June 30, 2010, and 2009
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock		Accumulated
	Common Stock		Additional	held by the		Other		Total
		Par	paid-in	employee stock	Retained	comprehensive	Treasury	stockholders'
	Shares	value	capital	ownership plan	earnings	income (loss)	Stock	equity

Balance at December 31, 2008	44,803,061	$448	199,453	(16,391)	203,085	(17)		386,578
Comprehensive income:
Net income					4,857			4,857
Change in accumulated comprehensive income (loss), net of tax of $5,072						6,751		6,751

Total comprehensive income								11,608

ESOP shares allocated or committed to be released			18	292				310
Stock compensation expense			1,352					1,352
Dividends declared ($0.08 per share)					(1,528)			(1,528)
Issuance of restricted stock	836,650	8	(8)					—
Treasury stock (average cost of $10.50 per share)							(8,107)	(8,107)

Balance at June 30, 2009	45,639,711	456	200,815	(16,099)	206,414	6,734	(8,107)	390,213

Balance at December 31, 2009	45,628,211	456	202,479	(15,807)	212,196	12,145	(19,929)	391,540
Comprehensive income:
Net income					7,567			7,567
Change in accumulated comprehensive income, net of tax of $3,274						5,283		5,283

Total comprehensive income								12,850

ESOP shares allocated or committed to be released			117	293				410
Stock compensation expense			1,499					1,499
Additional tax benefit on stock awards			231					231
Exercise of stock options					(26)		163	137
Dividends declared ($0.09 per share)					(1,581)			(1,581)
Issuance of Restricted Stock	4,400	—	—					—
Treasury stock (average cost of $12.00 per share)							(5,347)	(5,347)

Balance at June 30, 2010	45,632,611	$456	204,326	(15,514)	218,156	17,428	(25,113)	399,739

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2010, and 2009
(Unaudited) (In thousands)

	Six months ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$7,567	4,857
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,728	4,743
ESOP and stock compensation expense	1,909	1,662
Depreciation	852	803
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	267	(1,961)
Amortization of mortgage servicing rights	76	56
Income on bank owned life insurance	(937)	(871)
Gain on sale of premises and equipment	(197)	—
Net gain on sale of loans held-for-sale	(2)	(44)
Proceeds from sale of loans held-for-sale	334	3,641
Origination of loans held-for-sale	(580)	(3,800)
Gain on securities transactions, net	(1,145)	(140)
Net purchases of trading securities	(22)	(302)
Decrease (increase) in accrued interest receivable	53	(774)
Increase in other assets	(200)	(1,303)
Increase (decrease) in accrued expenses and other liabilities	296	(428)
Amortization of core deposit intangible	86	190

Net cash provided by operating activities	13,085	6,329

Cash flows from investing activities:
Net increase in loans receivable	(45,166)	(68,839)
Purchases of Federal Home Loan Bank of New York stock, net	(1,698)	(431)
Purchases of securities available-for-sale	(435,937)	(232,301)
Principal payments and maturities on securities available-for-sale	235,647	178,782
Principal payments and maturities on securities held-to-maturity	913	2,382
Proceeds from sale of securities available-for-sale	96,082	1,998
Purchases of certificates of deposit in other financial institutions	—	(63)
Proceeds from maturities of certificates of deposit in other financial institutions	—	53,716
Purchase of bank owned life insurance	(10,000)	—
Proceeds from the sale of premises and equipment	394	—
Purchases and improvements of premises and equipment	(1,960)	(2,469)

Net cash used in investing activities	(161,725)	(67,225)

Cash flows from financing activities:
Net increase in deposits	63,810	85,715
Dividends paid	(1,581)	(1,528)
Exercise of stock options	137	—
Purchase of treasury stock	(5,347)	(8,107)
Additional tax benefit on stock awards	231	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	799	(1,616)
Repayments under capital lease obligations	(91)	(78)
Proceeds from borrowings	176,680	92,000
Repayments related to borrowings	(99,680)	(78,500)

Net cash provided by financing activities	134,958	87,886

Net (decrease) increase in cash and cash equivalents	(13,682)	26,990
Cash and cash equivalents at beginning of period	42,544	50,128

Cash and cash equivalents at end of period	$28,862	77,118

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,543	15,360
Income taxes	5,528	4,887
Non-cash transactions:
Loans charged-off, net	1,020	1,448
Other real estate owned charged-off	146	—
See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
Note 1 — Basis of Presentation
     The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc., and its wholly-owned subsidiary, Northfield Bank (the “Bank”), and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
     In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Note 2 — Securities Available-for-Sale
     The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at June 30, 2010, and December 31, 2009 (in thousands):

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$336,007	17,698	—	353,705
Non-GSE	36,194	1,140	1,569	35,765
Real estate mortgage investment conduits (REMICs):
GSE	541,134	4,880	147	545,867
Non-GSE	92,238	4,807	245	96,800

	1,005,573	28,525	1,961	1,032,137

Other securities:
Equity investments-mutual funds	33,471	130	20	33,581
GSE bonds	114,490	873	—	115,363
Corporate bonds	118,639	2,007	—	120,646

	266,600	3,010	20	269,590

Total securities available-for-sale	$1,272,173	31,535	1,981	1,301,727

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$404,128	13,932	—	418,060
Non-GSE	65,363	799	3,696	62,466
Real estate mortgage investment conduits (REMICs):
GSE	344,150	5,368	430	349,088
Non-GSE	111,756	2,627	189	114,194

	925,397	22,726	4,315	943,808

Other securities:
Equity investments-mutual funds	21,820	52	—	21,872
GSE bonds	28,994	—	11	28,983
Corporate bonds	134,595	2,595	50	137,140

	185,409	2,647	61	187,995

Total securities available-for-sale	$1,110,806	25,373	4,376	1,131,803

     The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2010 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due in one year or less	$22,388	22,614
Due after one year through five years	210,741	213,395

	$233,129	236,009

     Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.
     For the three and six months ended June 30, 2010, the Company had gross proceeds of $80.9 million and $96.1 million on sales of securities available-for-sale with gross realized gains of approximately $785,000 and $1.0 million, and gross realized losses of approximately $0 and $0, respectively. For the three and six months ended June 30, 2009, the Company had gross proceeds of $2.0 million on sales of securities available-for-sale with gross realized gains of approximately $7,000, and gross realized losses of approximately $0, respectively. All impairment losses at June 30, 2010 were considered temporary.
     Gross unrealized losses on mortgage-backed securities, GSE bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010, and December 31, 2009, were as follows (in thousands):

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$—	—	1,569	13,336	1,569	13,336
REMICs
GSE	142	15,209	5	5,987	147	21,196
Non-GSE	15	4,370	230	6,209	245	10,579
Equity investments-mutual funds	20	4,980	—	—	20	4,980

Total	$177	24,559	1,804	25,532	1,981	50,091

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$1	1,462	3,695	27,832	3,696	29,294
REMICs
GSE	429	116,478	1	16,507	430	132,985
Non-GSE	189	6,970	—	—	189	6,970
GSE bonds	11	4,019	—	—	11	4,019
Corporate bonds	50	16,017	—	—	50	16,017

Total	$680	144,946	3,696	44,339	4,376	189,285

     Included in the above available-for-sale security amounts at June 30, 2010, were three pass-through, non-GSE mortgage-backed securities, and two non-GSE REMIC mortgage-backed securities, in an unrealized loss position. Three of these securities, with an estimated fair value of $13.3 million (amortized cost of $14.9 million), are rated less than AAA at June 30, 2010. Of the three securities, one had an estimated fair value of $2.5 million (amortized cost of $2.5 million), was rated A+, and had the following underlying collateral characteristics: 84% originated in 2004, and 16% originated in 2005. The second security had an estimated fair value of $6.1 million (amortized cost of $7.2 million), was rated Caa2, and had the following underlying collateral characteristics: 81% originated in 2004, and 19% originated in 2005. The remaining security had an estimated fair value of $4.8 million (amortized cost of $5.2 million), was rated CCC (downgraded to a rating of CC subsequent to June 30, 2010), and was supported by collateral entirely originated in 2006. The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of each of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for each of these three securities. Since management does not have the intent to sell the securities, and it is more likely than not that the Company will not be required to sell the securities, before their anticipated recovery (which may be at maturity), the Company believes that the unrealized losses at June 30, 2010, were temporary, and as such, were recorded as a component of accumulated other comprehensive income, net of tax.
     REMIC mortgage-backed securities issued or guaranteed by GSEs (three securities) are investment grade securities. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
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

Note 3 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Real estate loans:
Commercial mortgage	$339,321	327,802
One- to- four family residential mortgage	85,871	90,898
Construction and land	36,703	44,548
Multifamily	211,388	178,401
Home equity and lines of credit	30,598	26,118

Total real estate loans	703,881	667,767

Commercial and industrial loans	16,884	19,252
Insurance premium loans	49,657	40,382
Other loans	1,716	1,299

Total commercial and industrial, insurance premium, and other loans	68,257	60,933

Total loans held-for-investment	772,138	728,700
Deferred loan cost, net	771	569

Loans held-for-investment, net	772,909	729,269
Allowance for loan losses	(19,122)	(15,414)

Net loans held-for-investment	$753,787	713,855

     Loans held-for-sale amounted to $248,000 and $0 at June 30, 2010 and December 31, 2009, respectively.
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
Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	six months ended
	June 30,
	2010	2009

Beginning balance	$15,414	8,778
Provision for loan losses	4,728	4,743
Charge-offs, net	(1,020)	(1,448)

Ending balance	$19,122	12,073

     Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $51.4 million and $41.6 million at June 30, 2010, and December 31, 2009, respectively. These amounts included loans deemed to be impaired of $45.4 million and $36.8 million at June 30, 2010 and December 31, 2009, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $6.0 million and $4.8 million at June 30, 2010, and December 31, 2009, respectively. At June 30, 2010, the Company is under commitment to lend additional funds totaling $360,000 to borrowers whose loans are on non-accrual status or who are past due 90 days or more and still accruing interest.

     The following table summarizes non-performing loans and loans subject to restructuring agreements and still accruing (in thousands):

	June 30,	December 31,
	2010	2009
Non-accruing loans	$34,007	30,914
Non-accruing loans subject to restructuring agreements	17,417	10,717

Total non-accruing loans	51,424	41,631
Loans 90 days or more past maturity and still accruing	77	191

Total non-performing loans	$51,501	41,822

Loans subject to restructuring agreements and still accruing	$10,708	7,250
     The following tables summarize impaired loans (in thousands):

	June 30, 2010
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$27,991	(378)	27,613
Non-accruing loans subject to restructuring agreements	17,417	(1,289)	16,128
Accruing loans subject to restructuring agreements	10,708	(359)	10,349

Total impaired loans	$56,116	(2,026)	54,090

	December 31, 2009
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$26,113	(1,596)	24,517
Non-accruing loans subject to restructuring agreements	10,717	(409)	10,308
Accruing loans subject to restructuring agreements	7,250	(395)	6,855

Total impaired loans	$44,080	(2,400)	41,680

     Included in the table above at June 30, 2010, are loans with carrying balances of $26.2 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2009, are loans with carrying balances of $12.7 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses.
     The average balance of impaired loans was $47.9 million and $25.7 million for the six months ended June 30, 2010, and 2009, respectively. The Company recorded $743,000 and $1.2 million of interest income on impaired loans for the three and six months ended June 30, 2010, respectively, compared to $176,000 and $186,000 of interest income on impaired loans for the three and six months ended June 30, 2009, respectively.
Note 4 — Deposits
Deposits are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Non-interest-bearing demand	$116,566	110,015
Interest-bearing negotiable orders of withdrawal (NOW)	72,963	62,904
Savings-passbook, statement, tiered, and money market	605,828	564,593
Certificates of deposit	585,338	579,373

	$1,380,695	1,316,885

     Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$1,265	1,468	2,685	3,104
Certificates of deposit	2,117	3,118	4,649	6,439

	$3,382	4,586	7,334	9,543

Note 5 —Equity Incentive Plan
     The following table is a summary of the Company’s stock options outstanding as of June 30, 2010, and changes therein during the six months then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)

Outstanding- December 31, 2009	2,083,400	$3.22	$9.94	8.58
Granted	3,000	4.66	13.24	9.58
Forfeited	—	—	—	—
Exercised	(13,860)	3.22	9.94	—

Outstanding- June 30, 2010	2,072,540	$3.22	$9.94	8.59

Exercisable- June 30, 2010	424,020	$3.22	$9.94	8.58

     Expected future stock option expense related to the non-vested options outstanding as of June 30, 2010, is $4.9 million over an average period of 3.6 years.
     Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares. However, subsequent to the conversion of Northfield Bancorp, MHC from a mutual holding company to a fully public company as discussed in Note 8, management will not be able to utilize treasury stock as the source of these shares for one year from the date of the conversion.

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
     The following is a summary of the status of the Company’s restricted share awards as of June 30, 2010, and changes therein during the six months then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2009	825,150	$9.94
Granted	4,400	13.24
Vested	(175,670)	9.94
Forfeited	—	—

Non-vested at June 30, 2010	653,880	$9.97

     Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2010, is $5.9 million over an average period of 3.6 years. On January 30, 2010, 174,830 of restricted shares vested. In connection with the vesting, the Company repurchased 21,605 shares of common stock from employees (at their request) in satisfaction of minimum payroll taxes. On May 29, 2010, 840 restricted shares vested. In connection with the vesting, the Company repurchased 334 shares of common stock from employees (at their request) in satisfaction of minimum payroll taxes.
     During the three and six months ended June 30, 2010, the Company recorded $723,000 and $1.5 million of stock-based compensation, respectively. During the three and six months ended June 30, 2009, the Company recorded $792,000 and $1.4 million of stock-based compensation, respectively.
Note 6- Fair Value Measurements
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2010, and December 31, 2009, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$899,572	—	899,572	—
Non-GSE	132,565	—	132,565	—
Corporate bonds	120,646	—	120,646	—
GSE bonds	115,363	—	115,363	—
Equities	33,581	33,581	—	—

Total available-for-sale	1,301,727	33,581	1,268,146	—

Trading securities	3,515	3,515	—	—

Total	$1,305,242	37,096	1,268,146	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage (CRE)	$21,694	—	—	21,694
One- to- four family residential mortgage	1,391	—	—	1,391
Construction and land	3,967	—	—	3,967
Multifamily	836	—	—	836

Total impaired loans	27,888	—	—	27,888

Other real estate owned (CRE)	1,362	—	—	1,362

Total	$29,250	—	—	29,250

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
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

     Available -for- Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist primarily of money market mutual funds. There were no transfers of securities between Level 1 and Level 2 during the quarter or six months ended June 30, 2010.
     Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.
     Impaired Loans: At June 30, 2010, and December 31, 2009, the Company had impaired loans with outstanding principal balances of $29.9 million and $31.4 million, that were recorded at their estimated fair value of $27.9 million and $29.0 million, respectively. The Company recorded impairment charges of $2.0 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively, and charge-offs of $822,000 and $1.0 million for the three and six month ended June 30, 2010, respectively, compared to charge-offs of $853,000 and $1.4 million for the three and six months ended June 30, 2009, respectively, utilizing Level 3 inputs. Impaired assets are valued utilizing independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.
     Other Real Estate Owned: At June 30, 2010, and December 31, 2009, the Company had assets acquired through foreclosure of $1.4 million and $1.9 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Subsequent valuation adjustments to other real estate owned totaled $0 and $146,000, for the three and six months ended June 30, 2010, respectively, reflecting continued deterioration in estimated fair values. The remaining reduction to REO was a result of sales. There were no subsequent valuation adjustments to other real estate owned for the three and six months ended June 30, 2009. Operating costs after acquisition are expensed.
Fair Value of Financial Instruments
     The FASB ASC Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:
(a) Cash, Cash Equivalents, and Certificates of Deposit
Cash and cash equivalents are short-term in nature with original maturities of three months or less; the carrying amount approximates fair value. Certificates of deposit having original terms of six-months or less; carrying value generally approximates fair value. Certificates of deposit with an original maturity of six months or greater, the fair value is derived from discounted cash flows.
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

The estimated fair values of the Company’s significant financial instruments at June 30, 2010, and December 31, 2009, are presented in the following table (in thousands):

	June 30,		December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$28,862	28,862	42,544	42,544
Trading securities	3,515	3,515	3,403	3,403
Securities available-for- sale	1,301,727	1,301,727	1,131,803	1,131,803
Securities held-to- maturity	5,830	6,046	6,740	6,930
Federal Home Loan Bank of New York stock, at cost	8,119	8,119	6,421	6,421
Net loans held-for-investment	753,787	759,652	713,855	726,475

Financial liabilities:
Deposits	$1,380,695	1,383,349	1,316,885	1,319,612
Borrowings	356,333	370,596	279,424	288,737
Advance payments by borrowers	1,556	1,556	757	757
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
     The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except share data):

	For the three months		For the six months ended
	ended June 30,		June 30,
	2010	2009	2010	2009
Net income available to common stockholders	$4,186	2,122	7,567	4,857

Weighted average shares outstanding-basic	41,417,662	42,625,593	41,462,961	42,856,503
Effect of non-vested restricted stock and stock options outstanding	366,068	94,072	340,345	54,575
Weighted average shares outstanding-diluted	41,783,730	42,719,665	41,803,306	42,911,078

Earnings per share-basic	$0.10	0.05	0.18	0.11
Earnings per share-diluted	$0.10	0.05	0.18	0.11
Note 8 — Plan of Conversion and Reorganization
     The Boards of Directors of Northfield Bancorp, MHC (“MHC”) and the Company adopted a Plan of Conversion and Reorganization (the “Plan”) on June 4, 2010. Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Delaware corporation named Northfield Bancorp, Inc. As part of the conversion, the MHC’s ownership interest in the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which comprise the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Northfield Bancorp, Inc., the new Delaware corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of Northfield Bancorp., Inc. common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of Northfield Bank will be owned by Northfield Bancorp, Inc., the Delaware corporation. Furthermore, existing treasury stock outstanding will be canceled upon completion of the conversion.
     The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of Northfield Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Northfield Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Office of Thrift Supervision, Northfield Bank will not be permitted to pay dividends on its capital stock to Northfield Bancorp, Inc., its sole shareholder, if Northfield Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.
     Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated. Through June 30, 2010, we have incurred approximately $369,000 in costs related to the conversion.
Note 9 — Recent Accounting Pronouncements
     ASC 810, Consolidation, replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The pronouncement was effective January 1, 2010, and did not have a significant effect on the Company’s consolidated financial statements.
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
     Accounting Standards Update No. 2010-20 under ASC 310 requires new disclosures that provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires that an entity provide disclosures on a disaggregated basis. This update defines the two levels of disaggregation as portfolio segment and class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of a portfolio segment. This update also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These disclosures, as of the end of a reporting period and about activity that occurs during a reporting period, are effective for interim and annual reporting periods ending on or after December 15, 2010.

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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	the effect of the current financial crisis on our loan portfolio, investment portfolio, and deposit and other customers;

•	significantly increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment or other changes that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and other promulgating authorities;

•	inability of borrowers and/or third-party providers to perform their obligations to us;

•	the effect of recent governmental legislation restructuring the U.S. financial and regulatory system;

•	the effect of developments in the secondary market affecting our loan pricing;

•	the level of future deposit insurance premiums; and

•	changes in our organization, compensation and benefit plans.
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
     Net income was $4.2 million and $7.6 million for the three and six months ended June 30, 2010, respectively, compared to $2.1 million and $4.9 million for the three and six months ended June 30, 2009, respectively. Basic and diluted earnings per share were $0.10 and $0.18 for the three and six months ended June 30, 2010, respectively, compared to $0.05 and $0.11 per share for the three and six months ended June 30, 2009, respectively.
     Return on average assets was 0.80% and 0.74%, respectively, for the three and six months ended June 30, 2010, compared to 0.47% and 0.55% for the three and six months ended June 30, 2009, respectively. Return on average equity was 4.23% and 3.86%, respectively, for the three and six months ended June 30, 2010, compared to 2.18% and 2.52%, respectively, for the three and six months ended June 30, 2009.
     Results for the three and six months ended June 30, 2010, were highlighted by the following items:
•	Total assets increased $205.9 million to $2.2 billion at June 30, 2010, from $2.0 billion at December 31, 2009.
•	Securities increased $169.1 million.

•	Loans held-for-investment, net, increased $43.6 million.

•	Bank owned life insurance increased $10.9 million.
•	Allowance for loan losses increased to $19.1 million, or 2.47% of total loans at June 30, 2010, from $15.4 million, or 2.11% of total loans at December 31, 2009.

•	Total liabilities increased $197.7 million to $1.8 billion at June 30, 2010, from $1.6 billion at December 31, 2009.
•	Deposits increased $63.8 million.

•	Borrowed funds increased $76.9 million.

•	Accrued expenses and other liabilities increased $56.2 million.
•	Stockholders’ equity increased to $399.7 million at June 30, 2010, from $391.5 million at December 31, 2009.

•	Net interest income increased $2.1 million, or 15.0%, to $15.9 million for the three months ended June 30, 2010, compared to $13.8 million for the three months ended June 30, 2009.
•	Average interest-earning assets increased $255.4 million, or 14.8%, to $2.0 billion for the three months ended June 30, 2010, from $1.7 billion for the three months ended June 30, 2009.

•	Cost of interest-bearing liabilities decreased 64 basis points, or 29.1%, to 1.56% for the three months ended June 30, 2010, compared to 2.20% for the three months ended June 30, 2009.

•	The net interest margin remained flat at 3.23% for the three months ended June 30, 2010, and 2009.

•	The provision for loan losses was $2.8 million for the three months ended June 30, 2010, compared to $3.1 million for the three months ended June 30, 2009. Net charge-offs were $822,000 and $853,000 for the three months ended June 30, 2010 and 2009, respectively.

•	Non-interest income increased $342,000, or 22.4%, to $1.9 million for the three months ended June 30, 2010, compared to $1.5 million for the three months ended June 30, 2009.

•	Non-interest expense decreased $604,000, or 6.7%, to $8.5 million for the three months ended June 30, 2010, compared to $9.1 million for the three months ended June 30, 2009.
Comparison of Financial Condition at June 30, 2010, and December 31, 2009
     Total assets increased $205.9 million, or 10.3%, to $2.2 billion at June 30, 2010, from $2.0 billion at December 31, 2009. The increase was primarily attributable to increases in securities of $169.1 million and loans held for investment, net, of $43.6 million. In addition, bank owned life insurance increased $10.9 million, primarily resulting from the purchase of $10.0 million of insurance policies during the three months ended June 30, 2010, coupled with $937,000 of income earned on bank owned life insurance for the six months ended June 30, 2010.
     Cash and cash equivalents decreased $13.7 million, or 32.2%, to $28.9 million at June 30, 2010, from $42.5 million at December 31, 2009. We have been deploying funds into higher yielding investments such as loans and securities with risk and return characteristics that we deem acceptable.
     Securities available-for-sale increased $169.9 million, or 15.0%, to $1.3 billion at June 30, 2010, from $1.1 billion at December 31, 2009. The increase was primarily attributable to purchases of $491.8 million and an increase of $8.6 million in net unrealized gains, partially offset by maturities and paydowns of $235.5 million and sales of $95.0 million.
     Securities held-to-maturity decreased $910,000, or 13.5%, to $5.8 million at June 30, 2010, from $6.7 million at December 31, 2009. The decrease was attributable to maturities and paydowns during the six months ended June 30, 2010.
     At June 30, 2010, our securities portfolio totaled $1.3 billion, as compared to $1.1 billion at December 31, 2009, which represented an increase of $169.1 million, or 14.8%. At June 30, 2010, $905.4 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. We also held residential mortgage-backed securities not guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, referred to as “private label securities.” These private label securities had an amortized cost of $128.4 million and an estimated fair value of $132.6 million at June 30, 2010. These private label securities were in a net unrealized gain position of $4.1 million at June 30, 2010, consisting of gross unrealized gains of $5.9 million and gross unrealized losses of $1.8 million.
     Of the $132.6 million of private label securities, three securities with an estimated fair value of $13.3 million (amortized cost of $14.9 million) are rated less than AAA at June 30, 2010. Of the three securities, one had an estimated fair value of $2.5 million (amortized cost of $2.5 million) and was rated A+, another had an estimated fair value of $6.1 million (amortized cost of $7.2 million) and was rated Caa2, and the remaining security had an estimated fair value of $4.8 million (amortized cost of $5.2 million) and was rated CCC (downgraded to a rating of CC subsequent to June 30, 2010). The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. We continue to receive principal and interest payments in accordance with the contractual terms of each of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for each of these three securities. Since management does not have the intent to sell the securities, and it is more likely than not that we will not be required to sell the securities before their anticipated recovery, we believe that the unrealized losses at June 30, 2010, were temporary, and as such, were recorded as a component of accumulated other comprehensive income, net of tax.
     Loans held for investment, net, totaled $772.9 million at June 30, 2010, as compared to $729.3 million at December 31, 2009. The increase was primarily in multi-family real estate loans, which increased $33.0 million, or 18.5%, to $211.4 million at June 30, 2010, from $178.4 million at December 31, 2009. Commercial real estate loans increased $11.5 million, or 3.5%, to $339.3 million, insurance premium loans increased $9.3 million, or 23.0%, to $49.7 million, and home equity loans increased $4.5 million, or 17.2%, from $26.1 million at December 31, 2009.

These increases were partially offset by decreases in residential loans, land and construction loans, and commercial and industrial loans.
     Bank owned life insurance increased $10.9 million, or 25.0%, from December 31, 2009 to June 30, 2010. The increase resulted from the purchase of $10.0 million of insurance policies during the three months ended June 30, 2010, coupled with $937,000 of income earned on bank owned life insurance for the six months ended June 30, 2010.
     Federal Home Loan Bank of New York stock, at cost, increased $1.7 million, or 26.4%, from $6.4 million at December 31, 2009, to $8.1 million at June 30, 2010. This increase was attributable to an increase in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.
     Other real estate owned decreased $576,000, or 29.7%, from $1.9 million at December 31, 2009, to $1.4 million at June 30, 2010. This decrease was attributable to downward valuation adjustments of $146,000 recorded against the carrying balances of the properties in the first quarter of 2010, reflecting deterioration in estimated fair values, coupled with the sale of other real estate owned properties. No valuation adjustments were recorded in the three months ended June 30, 2010.
     Other assets decreased $2.7 million, or 17.7%, to $12.3 million at June 30, 2010, from $14.9 million at December 31, 2009. The decrease in other assets was attributable to a decrease in net deferred tax assets, which resulted primarily from an increase in net unrealized gains on the available-for-sale securities portfolio from December 31, 2009, to June 30, 2010.
     Deposits increased $63.8 million, or 4.8%, to $1.4 billion at June 30, 2010, from $1.3 million at December 31, 2009. The increase in deposits for the six months ended June 30, 2010, was due in part to an increase of $31.9 million in short-term certificates of deposit originated through the CDARS® Network. We utilize this funding supply as a cost effective alternative to other short-term funding sources. In addition, savings and money market accounts, and transaction accounts, increased $41.2 million and $16.6 million, respectively, from December 31, 2009 to June 30, 2010. These increases were partially offset by a decrease of $25.9 million in certificates of deposit (that we originated) over the same time period. We continue to focus on our marketing and pricing of our products, which we believe promotes longer-term customer relationships.
     Borrowings increased $76.9 million, or 27.5%, to $356.3 million at June 30, 2010, from $279.4 million at December 31, 2009. The increase in borrowings resulted primarily from our increasing longer-term borrowings, taking advantage of, and locking in, low interest rates, which was partially offset by maturities during the six months ended June 30, 2010.
     Accrued expenses and other liabilities increased $56.2 million, to $69.8 million at June 30, 2010, from $13.7 million at December 31, 2009. The increase was primarily a result of $55.9 million in due to securities brokers which resulted from securities purchases occurring prior to June 30, 2010, and settling after the quarter end.
     Total stockholders’ equity increased to $399.7 million at June 30, 2010, from $391.5 million at December 31, 2009. The increase was primarily attributable to net income of $7.6 million for the six months ended June 30, 2010, and an increase in accumulated other comprehensive income of $5.3 million. A decrease in market interest rates increased the estimated fair value of our securities available for sale. The increase in stockholders’ equity also was due to a $1.9 million increase in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards. These increases were partially offset by an increase of $5.2 million in treasury stock, and the payment of approximately $1.6 million in cash dividends for the six months ended June 30, 2010. On June 4, 2010, in connection with our announcement that we intend to convert to a fully public company, the Board of Directors terminated its previously announced stock repurchase program. Since inception of the program, we have repurchased 2,083,934 shares of common stock at an average cost of $11.99 per share.
Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009
     Net income. Net income increased $2.1 million, or 97.3%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Net interest income increased $2.1 million, or 15.0%, non-interest income increased $342,000, or 22.4%, non-interest expense decreased $604,000, or 6.7%, and the provision for loan losses decreased $301,000, or 9.7%, which was partially offset by an increase of $1.3 million in income tax expense over the same time period.

     Interest income. Interest income increased $1.0 million, or 4.9%, to $22.0 million for the three months ended June 30, 2010, from $21.0 million for the three months ended June 30, 2009. The increase in interest income was primarily the result of an increase in average interest-earning assets of $255.4 million, or 14.8%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $117.4 million, or 18.3%, and an increase in securities (other than mortgage-backed securities) of $188.1 million, partially offset by a decrease in average mortgage-backed securities of $25.1 million, or 2.8%, and a decrease in average interest-earning deposits of $23.4 million, or 25.6%. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned to 4.47% for the three months ended June 30, 2010, from 4.90% for the three months ended June 30, 2009. The rates earned on all asset categories, other than loans, decreased due to the general decline in market interest rates for these asset types. The rate earned on loans increased from 5.80% for the three months ended June 30, 2009, to 6.41% for the three months ended June 30, 2010. The yield earned on loans was positively affected by interest income recorded on non-accrual loans on a cash basis. The loan portfolio has a weighted average coupon rate of approximately 6.16% at June 30, 2010.
     Interest expense. Interest expense decreased $1.1 million, or 14.8%, to $6.1 million for the three months ended June 30, 2010, from $7.2 million for the three months ended June 30, 2009. The decrease was attributable to a decrease in interest expense on deposits of $1.2 million, or 26.3%, partially offset by an increase in interest expense on borrowings of $143,000, or 5.5%. The decrease in interest expense on deposits was attributable to a decrease in the cost of deposits of 74 basis points, or 40.7%, to 1.08% for the quarter ended June 30, 2010, from 1.82% for the quarter ended June 30, 2009, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $237.6 million, or 23.5%, in average interest-bearing deposits outstanding between the two quarters. The increase in interest expense on borrowings was primarily attributable to an increase of $28.3 million, or 9.7%, in average borrowings outstanding for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, partially offset by a decrease in the cost of borrowings of 13 basis points, to 3.42%, from 3.55% for the three months ended June 30, 2009, reflecting lower market interest rates for borrowed funds.
     Net Interest Income. Net interest income increased $2.1 million, or 15.0%, due primarily to average interest earning assets increasing $255.4 million, or 14.8%, with net interest margin remaining flat at 3.23% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The average yield earned on interest earning assets decreased 43 basis points, or 8.8%, to 4.47% for the three months ended June 30, 2010, compared to 4.90% for the three months ended June 30, 2009. This change was offset by a 64 basis point decrease in the average rate paid on interest-bearing liabilities over the comparable periods. The average yield earned on interest earning assets and net interest margin were positively affected by interest income recorded on non-accrual loans on a cash basis. The loan portfolio has a weighted average coupon rate of approximately 6.16% at June 30, 2010. The general decline in yields was due to the overall low interest rate environment. The increase in average interest earning assets was due primarily to an increase in average loans outstanding, of $117.4 million, and other securities of $188.1 million, partially offset by decreases in mortgage-backed securities and interest-earning assets in other financial institutions. Other securities consist primarily of investment-grade corporate bonds, and government-sponsored enterprise bonds.
     Provision for Loan Losses. The provision for loan losses was $2.8 million for the three months ended June 30, 2010; a decrease of $301,000, or 9.7%, from the $3.1 million provision recorded in the three months ended June 30, 2009. The decrease in the provision for loan losses in the current quarter was due primarily to the change in the composition of our loan portfolio, partially offset by increases in general loss factors. These increases in the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio were a result of declines in collateral values supporting our loans and further deterioration of our local economy. During the three months ended June 30, 2010, we continued our emphasis on originating multifamily real estate loans which resulted in less growth in commercial real estate loans as compared to the three months ended June 30, 2009. We believe that our commercial real estate loans generally have greater credit risk than our multifamily real estate loans. Net charge-offs for the three months ended June 30, 2010, were $822,000, as compared to $853,000 for the three months ended June 30, 2009. We charged off $469,000 of commercial real estate loans and $333,000 of construction and land loans during the quarter ended June 30, 2010.
     Non-interest Income. Non-interest income increased $342,000, or 22.4%, to $1.9 million for the three months ended June 30, 2010, compared to $1.5 million for the three months ended June 30, 2009, primarily as a result of an increase of $236,000 in gain on securities transactions, net. We recognized $530,000 in gains on securities transactions during the three months ended June 30, 2010, compared to $294,000 in gains on securities transactions during the three months ended June 30, 2009. Securities gains in the second quarter of 2010 included gross realized gains of $785,000 on the sale of available-for-sale securities, partially offset by securities losses of $255,000 related to our trading portfolio. We recognized $294,000 of securities gains related to our trading portfolio during the three months ended June 30, 2009. The trading portfolio is utilized to fund our deferred compensation obligation to certain employees and directors of the Company. The participants in this plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the market values of trading securities. Therefore, we record an equal and offsetting amount in non-interest expense, reflecting the change in our obligations under the plan. We do not expect to continue to recognize the level of gains on the sale of available for sale securities that we recognized this quarter. We also recognized approximately $197,000 of income on the sale of fixed assets during the three months ended June 30, 2010.
     Non-interest Expense. Non-interest expense decreased $604,000, or 6.7%, to $8.5 million for the three months ended June 30, 2010, from $9.1 million for the three months ended June 30, 2009. This decrease was primarily attributable to a decrease of $608,000 in Federal Deposit Insurance Corporation insurance expense. Federal Deposit Insurance Corporation insurance expense for the three months ended June 30, 2009 included $770,000 for a Federal Deposit Insurance Corporation special assessment.
     Income Tax Expense. We recorded income tax expense of $2.3 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively. The effective tax rate for the three months ended June 30, 2010, was 35.9%, as compared to 33.7% for the three months ended June 30, 2009. The increase in the effective tax rate was the result of a higher level of taxable income in 2010 as compared to 2009.
Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009
     Net Income. Net income increased $2.7 million, or 55.8%, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due primarily to an increase of $3.9 million in net interest income, and an increase of $1.1 million in non-interest income, partially offset by an increase of $735,000 in non-interest expense and an increase of $1.5 million in income tax expense over the same time period.
     Interest income. Interest income increased $1.5 million, or 3.7%, to $43.0 million for the six months ended June 30, 2010, from $41.5 million for the six months ended June 30, 2009. The increase in interest income was primarily the result of an increase in average interest-earning assets of $256.9 million, or 15.1%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $125.2 million, or 20.2%, and an increase in securities (other than mortgage-backed securities) of $191.3 million, partially offset by a decrease in average mortgage-backed securities of $29.9 million, or 3.2%, and a decrease in average interest-earning deposits of $28.0 million, or 29.5%. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned to 4.43% for the six months ended June 30, 2010, from 4.92% for the six months ended June 30, 2009. The rates earned on all asset categories, other than loans and Federal Home Loan Bank of New York stock, decreased due to the general decline in market interest rates for these asset types. The rate earned on loans increased from 5.79% for the six months ended June 30, 2009, to 6.05% for the six months ended June 30, 2010, and the yield earned on FHLB of NY stock increased to 5.08% from 4.72% over the comparable period.
     Interest expense. Interest expense decreased $2.3 million, or 15.6%, to $12.6 million for the six months ended June 30, 2010, from $14.9 million for the six months ended June 30, 2009. The decrease was attributable to a decrease in interest expense on deposits of $2.2 million, or 23.2%, coupled with a decrease in interest expense on borrowings of $115,000, or 2.2%. The decrease in interest expense on deposits was attributable to a decrease in the cost of deposits of 75 basis points, or 38.7%, to 1.19% for the six months ended June 30, 2010, from 1.94% for the six months ended June 30, 2009, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $245.5 million, or 24.7%, in average interest-bearing deposits outstanding over the comparable period. The decrease in interest expense on borrowings was primarily attributable to a decrease of 28 basis points, or 7.7%, in the cost of borrowings, partially offset by an increase of $17.9 million, or 6.0%, in average borrowings outstanding for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, reflecting lower market interest rates for borrowed funds.
     Net Interest Income. Net interest income increased $3.9 million, or 14.5%, for the six months ended June 30, 2010, due primarily to interest earning assets increasing $256.9 million, or 15.1%, partially offset by a decrease in the net interest margin of one basis point, or 0.3%, over the prior year comparable period. The net interest margin decreased for the six months ended June 30, 2010, as the average yield earned on interest earning assets decreased, and average interest-earning assets to average interest-bearing liabilities decreased, which was only partially offset by a decrease in the average rate paid on interest-bearing liabilities. The general decline in yields reflected the overall low interest rate environment. The increase in average interest earning assets was due primarily to increases in average loans outstanding of $125.2 million and other securities of $191.3 million, which were partially offset by decreases in mortgage-backed securities, and interest-earning assets in other financial institutions. Other securities consist primarily of investment-grade corporate bonds and government-sponsored enterprise bonds.
     Provision for Loan Losses. The provision for loan losses remained flat at $4.7 million for the six months ended June 30, 2010 and 2009. The primary reason for the provision for loan losses remaining flat was due to increases in the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio, which resulted from declines in collateral values supporting our loans and further deterioration of our local economy, being offset by the effect of lower levels of growth in non-performing loans and a decline in loan growth for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Furthermore, during the six months ended June 30, 2010, we continued our emphasis on originating multifamily real estate loans which resulted in less growth in commercial real estate loans as compared to the six months ended June 30, 2009. We believe that our commercial real estate loans generally have greater credit risk than our multifamily real estate loans. Net charge-offs for the six months ended June 30, 2010, were $1.0 million, as compared to $1.4 million for the six months ended June 30, 2009. We charged off $469,000 of commercial real estate loans and $443,000 of construction and land loans during the six months ended June 30, 2010.
     Non-interest Income. Non-interest income increased $1.1 million, or 44.0%, primarily as a result of a $1.0 million increase in gain on securities transactions, net for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. We recognized $1.1 million in gains on securities transactions during the six months ended June 30, 2010, as compared to $140,000 in gains on securities transactions during the six months ended June 30, 2009. Securities gains during the six months ended June 30, 2010, included gross realized gains of $1.0 million on the sale of available-for-sale securities, coupled with securities gains of $90,000 related to our trading portfolio. During the six months ended June 30, 2009, securities gains included gross realized gains of $7,000 on the sale of available-for-sale securities, coupled with securities gains of $133,000 related to our trading portfolio. We also recognized approximately $197,000 of income on the sale of fixed assets during the six months ended June 30, 2010.
     Non-interest Expense. Non-interest expense increased $735,000, or 4.4%, to $17.6 million for the six months ended June 30, 2010, from $16.8 million for the six months ended June 30, 2009. The increase in non-interest expense during the six months ended June 30, 2010, was primarily attributable to a $910,000 increase in compensation and employee benefits expense, which resulted primarily from increases in full time equivalent employees primarily related to our insurance premium finance division that was formed in October 2009, higher health care costs, and to a lesser extent, salary adjustments effective January 1, 2010. In addition, other non-interest expense increased $589,000, or 28.2%. This increase was primarily attributable to an insurance premium finance division license agreement. These increases in non-interest expense were partially offset by a decrease of $592,000 in Federal Deposit Insurance Corporation insurance expense over the same time period. Federal Deposit Insurance Corporation insurance expense for the six months ended June 30, 2009, included $770,000 for the Federal Deposit Insurance Corporation’s special assessment.
     Income Tax Expense. We recorded income tax expense of $4.2 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate for the six months ended June 30, 2010, was 35.6%, as compared to 35.3% for the six months ended June 30, 2009. The increase in the effective tax rate was the result of a higher percentage of pre-tax income being subject to taxation in 2010 as compared to 2009.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans (5)	$757,240	$12,098	6.41%	$639,852	$9,253	5.80%
Mortgage-backed securities	888,469	8,432	3.81	913,595	10,924	4.80
Other securities	255,392	1,379	2.17	67,328	522	3.11
Federal Home Loan Bank of New York stock	6,475	63	3.90	8,046	107	5.33
Interest-earning deposits in financial institutions	68,078	60	0.35	91,442	207	0.91

Total interest-earning assets	1,975,654	22,032	4.47	1,720,263	21,013	4.90
Non-interest-earning assets	112,605			94,215

Total assets	2,088,259			1,814,478

Interest-bearing liabilities:
Savings, NOW, and money market accounts	670,371	1,265	0.76	552,512	1,468	1.07
Certificates of deposit	580,565	2,117	1.46	460,785	3,118	2.71

Total interest-bearing deposits	1,250,936	3,382	1.08	1,013,297	4,586	1.82
Borrowed funds	320,783	2,733	3.42	292,464	2,590	3.55

Total interest-bearing liabilities	1,571,719	6,115	1.56	1,305,761	7,176	2.20
Non-interest bearing deposit accounts	113,011			99,388
Accrued expenses and other liabilities	6,457			18,300

Total liabilities	1,691,187			1,423,449
Stockholders’ equity	397,072			391,029

Total liabilities and stockholders’ equity	2,088,259			1,814,478

Net interest income		$15,917			$13,837

Net interest rate spread (2)			2.91			2.70
Net interest-earning assets (3)	$403,935			$414,502

Net interest margin (4)			3.23			3.23
Average interest-earning assets to interest-bearing liabilities			125.70%			131.74%

(1)	Average yields and rates for the three months ended June 30, 2010 and 2009, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans (5)	$745,891	$22,391	6.05%	$620,655	$17,824	5.79%
Mortgage-backed securities	898,788	17,613	3.95	928,689	22,038	4.79
Other securities	241,014	2,763	2.31	49,733	804	3.26
Federal Home Loan Bank of New York stock	6,272	158	5.08	7,982	187	4.72
Interest-earning deposits in financial institutions	66,826	114	0.34	94,817	642	1.37

Total interest-earning assets	1,958,791	43,039	4.43	1,701,876	41,495	4.92
Non-interest-earning assets	111,381			90,538

Total assets	2,070,172			1,792,414

Interest-bearing liabilities:
Savings, NOW, and money market accounts	654,026	2,685	0.83	538,278	3,104	1.16
Certificates of deposit	584,598	4,649	1.60	454,806	6,439	2.86

Total interest-bearing deposits	1,238,624	7,334	1.19	993,084	9,543	1.94
Borrowed funds	316,315	5,239	3.34	298,455	5,354	3.62

Total interest-bearing liabilities	1,554,939	12,573	1.63	1,291,539	14,897	2.33
Non-interest bearing deposit accounts	111,335			96,801
Accrued expenses and other liabilities	8,278			15,076

Total liabilities	1,674,552			1,403,416
Stockholders’ equity	395,620			388,998

Total liabilities and stockholders’ equity	2,070,172			1,792,414

Net interest income		$30,466			$26,598

Net interest rate spread (2)			2.80			2.59
Net interest-earning assets (3)	$403,852			$410,337

Net interest margin (4)			3.14			3.15
Average interest-earning assets to interest-bearing liabilities			125.97%			131.77%

(1)	Average yields and rates for the six months ended June 30, 2010 and 2009, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

Loan Quality
     The following table details, for the dates indicated, non-accrual loans, troubled debt restructurings (accruing and non-accruing), loans 90 days or more past due and still accruing, non-performing loans, non-performing assets, accruing loans delinquent 30 to 89 days, the ratio of nonperforming loans as a percentage of total loans, and the ratio of non-performing assets to total assets.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
Non-accruing loans	$34,007	31,248	30,914	19,232	16,016
Non-accruing loans subject to restructuring agreements	17,417	13,090	10,717	11,003	11,494

Total non-accruing loans	51,424	44,338	41,631	30,235	27,510
Loans 90 days or more past due and still accruing	77	5,710	191	5,487	3,483

Total non-performing loans	51,501	50,048	41,822	35,722	30,993
Other real estate owned	1,362	1,533	1,938	933	993

Total non-performing assets	$52,863	51,581	43,760	36,655	31,986

Loans subject to restructuring agreements and still accruing	$10,708	8,817	7,250	7,258	6,838

Accruing loans 30 to 89 days delinquent	$30,619	38,371	28,283	35,466	33,290

Non-performing loans to total loans held for investment, net	6.66%	6.79%	5.73%	5.36%	4.71%

Non-performing assets to total assets	2.39%	2.46%	2.19%	1.84%	1.70%
     Total non-accruing loans increased $7.1 million to $51.4 million at June 30, 2010, from $44.3 million at March 31, 2010. This increase was attributable to the following loans being placed on non-accrual status during the quarter ended June 30, 2010: $7.9 million of commercial real estate loans, $550,000 of construction and land loans, $381,000 of commercial and industrial loans, $202,000 of one- to four-family residential loans, and $119,000 of home equity loans. The above increases in non-accruing loans during the quarter ended June 30, 2010, are net of charge-offs of $348,000, and have $181,000 in specific allowances at June 30, 2010. These increases were partially offset by payoffs of a $557,000 multifamily loan and a $262,000 one- to four-family residential loan, coupled with principal paydowns of approximately $1.2 million. At June 30, 2010, $22.4 million, or 79.7%, of loans subject to restructuring agreements (accruing and non-accruing) were performing in accordance with their restructured terms.
     Loans 90 days or more past due and still accruing interest decreased to $77,000 from $5.7 million at March 31, 2010. The majority of the decrease was due to loans being refinanced by us to permanent real estate mortgage loans in accordance with our current underwriting standards.
     Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accruing status.

     The following tables detail the delinquency status of non-accruing loans at June 30, 2010, and December 31, 2009 (dollars in thousands).

	June 30, 2010
	Days Past Due
Real estate loans:	0 to 29	30 to 89	90 or more	Total

Commercial	$7,592	10,344	22,468	40,404
One -to- four family residential	1,362	255	501	2,118
Construction and land	4,759	—	873	5,632
Multifamily	—	516	1,426	1,942
Home equity and lines of credit	—	—	181	181
Commercial and industrial loans	—	281	789	1,070
Insurance premium loans	—	—	77	77

Total non-accruing loans	$13,713	11,396	26,315	51,424

	December 31, 2009
	Days Past Due
Real estate loans:	0 to 29	30 to 89	90 or more	Total

Commercial	$2,585	10,480	15,737	28,802
One -to- four family residential	—	392	1,674	2,066
Construction and land	5,864	—	979	6,843
Multifamily	—	530	1,589	2,119
Home equity and lines of credit	62	—	—	62
Commercial and industrial loans	1,470	—	269	1,739

Total non-accruing loans	$9,981	11,402	20,248	41,631

     The following table sets forth our total amounts of delinquencies for accruing loans by type and by amount at the dates indicated (in thousands).

	Delinquent Accruing Loans
		90 Days and
	30 to 89 Days	Over	Total
At June 30, 2010
Real estate loans:
Commercial	$10,931	—	10,931
One -to- four family residential	4,715	—	4,715
Construction and land	4,244	—	4,244
Multifamily	8,100	—	8,100
Home equity and lines of credit	1,138	—	1,138
Commercial and industrial loans	841	77	918
Insurance premium loans	538	—	538
Other loans	112	—	112

Total	$30,619	77	30,696

At December 31, 2009
Real estate loans:
Commercial	$11,573	—	11,573
One -to- four family residential	4,716	—	4,716
Construction and land	1,976	—	1,976
Multifamily	7,086	—	7,086
Home equity and lines of credit	1,555	—	1,555
Commercial and industrial loans	427	191	618
Insurance premium loans	917	—	917
Other loans	33	—	33

Total	$28,283	191	28,474

     Non-accruing loans subject to restructuring agreements totaled $17.4 million and $10.7 million at June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, we entered into seven troubled debt restructuring agreements totaling $11.9 million, of which, $3.5 million and $8.4 million were classified as accruing and non-accruing, respectively, at June 30, 2010. The following table sets forth the amounts and categories of the troubled debt restructurings as of June 30, 2010 and December 31, 2009 (in thousands).

	At June 30, 2010		At December 31, 2009
	Non-		Non-
	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Real Estate Loans:
Commercial	$12,295	7,381	3,960	5,499
One- to- four family residential	—	1,750	—	—
Construction and land	4,105	—	5,726	1,751
Multifamily	516	1,577	530	—
Commercial and industrial	501	—	501	—

Total	$17,417	10,708	10,717	7,250

     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	At or For the Six Months Ended June 30,
	2010	2009
	(in thousands)

Balance at beginning of period	$15,414	8,778

Charge-offs:
Real estate loans:
Commercial	(469)	(657)
One- to- four family residential	—	—
Construction and land	(443)	(791)
Multifamily	(32)	—
Home equity and lines of credit	—	—
Commercial and industrial loans	(36)	—
Insurance premium loans	(40)	—
Other loans	—	—

Total charge-offs	(1,020)	(1,448)

Recoveries:
Other	—	—

Total recoveries	—	—

Net charge-offs	(1,020)	(1,448)

Provisions (benefits) for loan losses:
Real estate loans:
Commercial	3,961	2,029
One- to- four family residential	399	26
Construction and land	145	566
Multifamily	781	328
Home equity and lines of credit	53	7
Commercial and industrial loans	(942)	1,631
Insurance premium loans	63	—
Other loans	11	20
Unallocated	257	136

Total provisions for loan losses	4,728	4,743

Balance at end of period	$19,122	12,073

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis, The Bank’s borrowed funds, excluding capitalized lease obligations, were $354.3 million at June 30, 2010, at a weighted average interest rate of 3.14%. A total of $83.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, were $277.3 million at December 31, 2009. The Company has two lines of credit with the FHLB. Each line has a limit of $100.0 million. At June 30, 2010, the Company has $177.0 million available for use, in addition to what is currently outstanding. Additionally, the Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window utilizing unencumbered securities of approximately $393.2 million at June 30, 2010. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At June 30, 2010, and December 31, 2009, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
	Actual	Adequacy	Action
	Ratio	Purposes	Provisions
As of June 30, 2010:
Tangible capital to tangible assets	13.48%	1.50%	NA%
Tier 1 capital (core) — (to adjusted assets)	13.48	4.00	5.00
Total capital (to risk- weighted assets)	27.70	8.00	10.00

As of December 31, 2009:
Tangible capital to tangible assets	14.35%	1.50%	NA%
Tier 1 capital (core) — (to adjusted assets)	14.35	4.00	5.00
Total capital (to risk- weighted assets)	28.52	8.00	10.00
Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
     The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2010:

			One to less	Three to
		Less than	than Three	less than	Five Years
Contractual Obligation	Total	One Year	Years	Five Years	and greater
		(in thousands)
Debt obligations (excluding capitalized leases)	$354,300	83,000	86,300	185,000	—
Commitments to originate loans	$31,122	31,122	—	—	—
Commitments to fund unused lines of credit	$24,593	24,593	—	—	—

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

     The table below sets forth, as of June 30, 2010, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in					Estimated
Interest	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Rates (basis	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change

+300	$2,096,697	$1,696,778	$399,919	$(33,927)	19.07%	(12.04)%
+200	2,147,119	1,723,721	423,398	(10,448)	19.72	(7.01)
+100	2,180,988	1,751,613	429,375	(4,471)	19.69	(2.42)
0	2,214,345	1,780,499	433,846	—	19.59	—
-100	2,253,126	1,810,575	442,551	8,705	19.64	(0.66)
-200	2,282,172	1,832,076	450,096	16,250	19.72	(3.34)
     The table above indicates that at June 30, 2010, in the event of a 300 basis point increase in interest rates, we would experience a 52 basis point decrease in NPV ratio (19.07% less 19.59%), and a 12.04% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 13 basis point increase in NPV ratio (19.72% less 19.59%) and a 3.34% decrease in net interest income. Our internal policies provide that, in the event of a 300 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 8.5% of estimated present value of assets. As of June 30, 2010, we were in compliance with our Board approved policy limits.
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

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 4T. CONTROLS AND PROCEDURES
     Not applicable.

PART II
ITEM 1. LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
     In addition to the other information contained within this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Government responses to economic conditions may adversely affect our operations, financial condition, and earnings.
     Newly enacted financial reform legislation will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for banks and bank holding companies. The legislation will also result in new regulations affecting the lending, funding, trading, and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance, and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.
     Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.
     The President recently signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which will significantly change the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Northfield Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Northfield-Delaware, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Northfield-Delaware. These capital requirements are substantially similar to the capital requirements currently applicable to Northfield Bank, as described in “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
     The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Northfield Bank, including the authority to prohibit “unfair, deceptive, or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.
     Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.
     The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
     It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.
Recent health care legislation could increase our expenses or require us to pass further costs on to our employees, which could adversely affect our operations, financial condition, and earnings.
     Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into one of their health plans. Compliance with these and other new requirements of the health care legislation will increase our employee benefits expense, and may require us to pass these costs on to our employees, which could give us a competitive disadvantage in hiring and retaining qualified employees.
We could record future losses on our securities portfolio.
     During the year ended December 31, 2009, we recognized total other-than-temporary impairment on our securities portfolio of $1.4 million, of which $176,000 was considered to be credit-related and, therefore, in accordance with applicable accounting standards, recorded as a loss through a reduction of non-interest income. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to our securities portfolio constitutes additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, a continued failure by an issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continues to deteriorate and there remains limited liquidity for these securities.
We may face risks with respect to future expansion.
     We intend to increase the size of our operations through de novo branching, and may continue to seek whole bank or branch acquisitions in the future. Growth strategies involve a number of risks, including:
•	the potential inability to generate deposits or originate loans in amounts that offset the costs of establishing new branch offices;

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	time and costs associated with the integration and operation of acquired institutions, and the inability to successfully integrate the operations of an acquired institution, or to achieve financial results comparable to or better than our historical experience;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on results of operations; and

•	the risk of loss of key employees and customers.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
          The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended June 30, 2010.

			(c) Total Number of
			Shares Purchased	(d) Maximum Number
	(a) Total Number	(b) Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs (1)	Plans or Programs (1) (2)
April 1, 2010, through
April 30, 2010	22,900	$14.44	22,900	314,909
May 1, 2010, through
May 31, 2010	123,234	14.20	122,900	192,009
June 1, 2010, through
June 30, 2010	35,800	14.33	35,800	156,209

Total	181,934	$14.26	181,600

(1)	On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,240,153 shares, representing approximately 5% of its outstanding shares. The original program had no expiration date.

(2)	On June 4, 2010, in connection with our announcement that we intend to convert to a fully public company, the Board of Directors terminated its previously announced stock repurchase program. Since inception of the program through June 4, 2010, we have repurchased 2,083,934 shares of common stock at an average cost of $11.99 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. [REMOVED AND RESERVED]
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

NORTHFIELD BANCORP, INC. (Registrant)
Date: August 9, 2010	/s/ John W. Alexander
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