Form 10-Q
period 2010-09-30
Northfield Bancorp, Inc.
filed 2010-11-09
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files). Yes ☐ No ☐.
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 43,532,353 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 5, 2010.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2010, and December 31, 2009
(In thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:

Cash and due from banks	$10,927	10,183
Interest-bearing deposits in other financial institutions	25,117	32,361

Total cash and cash equivalents	36,044	42,544

Trading securities	3,901	3,403
Securities available-for-sale, at estimated fair value (encumbered $281,834 in 2010 and $219,446 in 2009)	1,233,464	1,131,803
Securities held-to-maturity, at amortized cost (estimated fair value of $5,661 in 2010 and $6,930 in 2009) (encumbered $0 in 2010 and 2009)	5,452	6,740
Loans held-for-sale	759	—
Loans held-for-investment, net	802,598	729,269
Allowance for loan losses	(20,929)	(15,414)

Net loans held-for-investment	781,669	713,855

Accrued interest receivable	8,068	8,054
Bank owned life insurance	74,034	43,751
Federal Home Loan Bank of New York stock, at cost	7,084	6,421
Premises and equipment, net	14,498	12,676
Goodwill	16,159	16,159
Other real estate owned	171	1,938
Other assets	12,546	14,930

Total assets	$2,193,849	2,002,274

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,412,393	1,316,885
Borrowings	342,107	279,424
Advance payments by borrowers for taxes and insurance	1,829	757
Accrued expenses and other liabilities	34,923	13,668

Total liabilities	1,791,252	1,610,734

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 and 45,628,211 shares issued at September 30, 2010, and December 31, 2009, respectively, 43,540,653 and 43,912,148 outstanding at September 30, 2010, and December 31, 2009, respectively	456	456
Additional paid-in-capital	205,069	202,479
Unallocated common stock held by employee stock ownership plan	(15,367)	(15,807)
Retained earnings	219,722	212,196
Accumulated other comprehensive income	17,830	12,145
Treasury stock at cost; 2,091,958 and 1,716,063 shares at September 30, 2010, and December 31, 2009, respectively	(25,113)	(19,929)

Total stockholders’ equity	402,597	391,540

Total liabilities and stockholders’ equity	$2,193,849	2,002,274

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and nine months ended September 30, 2010, and 2009
(Unaudited)
(In thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income:
Loans	$11,908	10,251	$34,299	28,075
Mortgage-backed securities	8,224	10,382	25,837	32,420
Other securities	1,457	1,024	4,220	1,828
Federal Home Loan Bank of New York dividends	75	113	233	300
Deposits in other financial institutions	18	85	132	727

Total interest income	21,682	21,855	64,721	63,350

Interest expense:
Deposits	3,197	4,345	10,531	13,888
Borrowings	2,807	2,733	8,046	8,087

Total interest expense	6,004	7,078	18,577	21,975

Net interest income	15,678	14,777	46,144	41,375
Provision for loan losses	3,398	2,723	8,126	7,466

Net interest income after provision for loan losses	12,280	12,054	38,018	33,909

Non-interest income:
Fees and service charges for customer services	631	691	1,920	2,066
Income on bank owned life insurance	565	440	1,502	1,311
Gain on securities transactions, net	423	337	1,568	477
Other-than-temporary impairment losses on securities	(962)	(1,365)	(962)	(1,365)
Portion recognized in other comprehensive income (before taxes)	808	1,189	808	1,189

Net impairment losses on securities recognized in earnings	(154)	(176)	(154)	(176)

Other	36	65	254	172

Total non-interest income	1,501	1,357	5,090	3,850

Non-interest expense:
Compensation and employee benefits	4,830	4,484	13,829	12,573
Occupancy	1,332	1,118	3,711	3,311
Furniture and equipment	267	264	798	821
Data processing	644	595	1,893	2,028
FDIC insurance	452	408	1,337	1,885
Professional fees	2,220	519	3,074	1,521
Other	1,426	1,041	4,107	3,133

Total non-interest expense	11,171	8,429	28,749	25,272

Income before income tax expense	2,610	4,982	14,359	12,487

Income tax expense	215	1,795	4,397	4,443

Net income	$2,395	3,187	$9,962	8,044

Basic and diluted earnings per share	$0.06	0.08	$0.24	0.19

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2010, and 2009
(Unaudited)
(Dollars in thousands)

	Common Stock
				Unallocated
				common stock		Accumulated
			Additional	held by the		other		Total
		Par	paid-in	employee stock	Retained	comprehensive	Treasury	stockholders'
	Shares	value	capital	ownership plan	earnings	income (loss)	Stock	equity

Balance at December 31, 2008	44,803,061	$448	199,453	(16,391)	203,085	(17)		386,578
Comprehensive income:
Net income					8,044			8,044
Change in accumulated comprehensive income (loss), net of tax of $10,615						14,284		14,284

Total comprehensive income								22,328

ESOP shares allocated or committed to be released			49	438				487
Stock compensation expense			2,187					2,187
Dividends declared ($0.12 per share)					(2,329)			(2,329)
Issuance of restricted stock	836,650	8	(8)					—
Treasury stock (average cost of $11.05 per share)							(12,981)	(12,981)

Balance at September 30, 2009	45,639,711	456	201,681	(15,953)	208,800	14,267	(12,981)	396,270

Balance at December 31, 2009	45,628,211	456	202,479	(15,807)	212,196	12,145	(19,929)	391,540
Comprehensive income:
Net income					9,962			9,962
Change in accumulated comprehensive income, net of tax of $3,541						5,685		5,685

Total comprehensive income								15,647

ESOP shares allocated or committed to be released			144	440				584
Stock compensation expense			2,215					2,215
Additional tax benefit on equity awards			231					231
Exercise of stock options					(26)		163	137
Dividends declared ($0.14 per share)					(2,410)			(2,410)
Issuance of Restricted Stock	4,400	—	—					—
Treasury stock (average cost of $12.00 per share)							(5,347)	(5,347)

Balance at September 30, 2010	45,632,611	$456	205,069	(15,367)	219,722	17,830	(25,113)	402,597

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010, and 2009
(Unaudited) (In thousands)

	Nine months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$9,962	8,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,126	7,466
ESOP and stock compensation expense	2,799	2,674
Depreciation	1,313	1,190
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	793	(1,218)
Amortization of mortgage servicing rights	99	84
Income on bank owned life insurance	(1,502)	(1,311)
Gain on sale of premises and equipment	(197)	—
Net gain on sale of loans held-for-sale	(18)	(98)
Proceeds from sale of loans held-for-sale	2,404	6,313
Origination of loans held-for-sale	(3,145)	(6,572)
Gain on securities transactions, net	(1,568)	(477)
Net impairment losses on securities recognized in earnings	154	176
Net purchases of trading securities	(102)	(377)
(Increase) decrease in accrued interest receivable	(14)	428
Increase in other assets	(19)	(4,383)
Increase in accrued expenses and other liabilities	1,242	1,684
Amortization of core deposit intangible	130	284

Net cash provided by operating activities	20,457	13,907

Cash flows from investing activities:
Net increase in loans receivable	(76,731)	(78,900)
(Purchases) redemptions of Federal Home Loan Bank of New York stock, net	(663)	2,809
Purchases of securities available-for-sale	(597,759)	(470,320)
Principal payments and maturities on securities available-for-sale	365,339	309,482
Principal payments and maturities on securities held-to-maturity	1,292	3,497
Proceeds from sale of securities available-for-sale	161,010	1,998
Purchases of certificates of deposit in other financial institutions	—	(63)
Proceeds from maturities of certificates of deposit in other financial institutions	—	53,716
Purchase of bank owned life insurance	(28,781)	—
Proceeds from sale of other real estate owned	400	—
Proceeds from the sale of premises and equipment	394	—
Purchases and improvements of premises and equipment	(3,332)	(3,795)

Net cash used in investing activities	(178,831)	(181,576)

Cash flows from financing activities:
Net increase in deposits	95,508	268,994
Dividends paid	(2,410)	(2,329)
Exercise of stock options	137	—
Purchase of treasury stock	(5,347)	(12,981)
Additional tax benefit on equity awards	231	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,072	(1,360)
Repayments under capital lease obligations	(138)	(119)
Proceeds from borrowings	235,501	102,015
Repayments related to borrowings	(172,680)	(150,500)

Net cash provided by financing activities	151,874	203,720

Net (decrease) increase in cash and cash equivalents	(6,500)	36,051
Cash and cash equivalents at beginning of period	42,544	50,128

Cash and cash equivalents at end of period	$36,044	86,179

Supplemental cash flow information:
Cash paid during the period for:
Interest	$18,625	22,465
Income taxes	7,839	6,943
Non-cash transactions:
Loans charged-off, net	2,611	2,048
Other real estate owned charged-off	146	—
Loan to finance sale of other real estate owned	900	—
Due to broker for purchases of securities available-for-sale	20,013	—
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
     In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Note 2 – Securities Available-for-Sale
     The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at September 30, 2010, and December 31, 2009 (in thousands):

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$304,726	16,362	—	321,088
Non-GSE	31,159	1,155	1,099	31,215
Real estate mortgage investment conduits (REMICs):
GSE	572,160	6,045	16	578,189
Non-GSE	78,230	4,785	52	82,963

	986,275	28,347	1,167	1,013,455

Other securities:
Equity investments-mutual funds	15,825	88	60	15,853
GSE bonds	95,003	480	—	95,483
Corporate bonds	106,138	2,535	—	108,673

	216,966	3,103	60	220,009

Total securities available-for-sale	$1,203,241	31,450	1,227	1,233,464

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$404,128	13,932	—	418,060
Non-GSE	65,363	799	3,696	62,466
Real estate mortgage investment conduits (REMICs):
GSE	344,150	5,368	430	349,088
Non-GSE	111,756	2,627	189	114,194

	925,397	22,726	4,315	943,808

Other securities:
Equity investments-mutual funds	21,820	52	—	21,872
GSE bonds	28,994	—	11	28,983
Corporate bonds	134,595	2,595	50	137,140

	185,409	2,647	61	187,995

Total securities available-for-sale	$1,110,806	25,373	4,376	1,131,803

     The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2010 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due in one year or less	$15,732	15,967
Due after one year through five years	185,409	188,189

	$201,141	204,156

     Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.
     For the three and nine months ended September 30, 2010, the Company had gross proceeds of $64.9 million and $161.0 million on sales of securities available-for-sale with gross realized gains of approximately $117,000 and $1.2 million, and gross realized losses of approximately $4,000 and $4,000, respectively. For the nine months ended September 30, 2009, the Company had gross proceeds of $2.0 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $7,000 and $0, respectively. There were no sales of securities during the quarter ended September 30, 2009. The Company recognized other-than-temporary impairment charges of $962,000 during the three and nine months ended September 30, 2010 related to one private label mortgage-backed security. The Company recognized the credit component of $154,000 in earnings and the non-credit component of $808,000 as a component of accumulated other comprehensive income, net of tax. The Company recognized other-than-temporary impairment charges of $1.4 million during the three and nine months ended September 30, 2009 related to one private label mortgage-backed security. The Company recognized the credit component of $176,000 in earnings and the non-credit component of $1.2 million as a component of accumulated other comprehensive income, net of tax.
     Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2010 and 2009, is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$176	—	176	—
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	154	176	154	176

Cumulative pre-tax credit losses, end of period	$330	176	330	176

     Gross unrealized losses on mortgage-backed securities, GSE bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010, and December 31, 2009, were as follows (in thousands):

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$—	—	1,099	10,475	1,099	10,475
REMICs
GSE	16	5,090	—	—	16	5,090
Non-GSE	—	—	52	1,269	52	1,269
Equity investments-mutual funds	60	4,940	—	—	60	4,940

Total	$76	10,030	1,151	11,744	1,227	21,774

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$1	1,462	3,695	27,832	3,696	29,294
REMICs
GSE	429	116,478	1	16,507	430	132,985
Non-GSE	189	6,970	—	—	189	6,970
GSE bonds	11	4,019	—	—	11	4,019
Corporate bonds	50	16,017	—	—	50	16,017

Total	$680	144,946	3,696	44,339	4,376	189,285

     Included in the above available-for-sale security amounts at September 30, 2010, were two pass-through non-GSE mortgage-backed securities in an unrealized loss position. These two securities, with an estimated fair value of $10.5 million (amortized cost of $11.6 million), were rated less than AAA at September 30, 2010. Of the two securities, one had an estimated fair value of $4.5 million (amortized cost of $4.8 million), was rated CC, and was supported by collateral entirely originated in 2006. The second security had an estimated fair value of $5.9 million (amortized cost of $6.7 million), was rated Caa2, and had the following underlying collateral characteristics: 81% originated in 2004, and 19% originated in 2005. The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of each of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for these two securities. As a result of management’s evaluation of these securities, the Company recognized other-than-temporary impairment of $962,000 on the $5.9 million security that was rated Caa2. Since management does not have the intent to sell the security, and believes it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery (which may be at maturity), the credit component of $154,000 was recognized in earnings for the quarter ended September 30, 2010, and the non-credit component of $808,000 was recorded as a component of accumulated other comprehensive income, net of tax.

     In evaluating the range of likely cash flows for the impaired private label security, the Company applied security specific and market assumptions, based on the credit characteristics of the security to a cash flow model. Under certain stress scenarios estimated future losses may arise. For the security in which the Company recorded other-than-temporary impairment in the third quarter of 2010, the average portfolio FICO score at origination was 724 and the weighted average loan to value ratio was 68.7%. Cash flow assumptions incorporated an expected constant default rate of 6.3% and an ultimate loss on disposition of underlying collateral of 52.6%. The security’s cash flows were discounted at the security’s effective interest rate (the yield expected to be earned at date of purchase). Although management recognized other-than-temporary impairment charges on this security, the security continues to receive principal and interest payments in accordance with its contractual terms. For the pass-through non-GSE mortgage-backed security in which the Company recorded other-than-temporary impairment in the third quarter of 2009, the average portfolio FICO score at origination was 740 and the weighted average loan to value ratio was 70.3%. In evaluating the likely cash flows of this security, the Company applied security specific assumptions that included an expected constant default rate of 6.8% and an ultimate loss on disposition of underlying collateral of 47.4%. The security’s cash flows were discounted at the security’s effective interest rate (the yield expected to be earned at date of purchase).
     The Company held one REMIC non-GSE mortgage-backed security, and two REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position, and rated investment grade at September 30, 2010. The decline in value relates to the general interest rate environment and is considered temporary. The security cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities contained in the table above before the recovery of their amortized cost basis or, if necessary, maturity.
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
Note 3 – Net Loans Held-for-Investment
Net loans held-for-investment are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Real estate loans:
Commercial mortgage	$341,098	327,802
One- to- four family residential mortgage	82,045	90,898
Construction and land	36,542	44,548
Multifamily	245,169	178,401
Home equity and lines of credit	29,710	26,118

Total real estate loans	734,564	667,767

Commercial and industrial loans	16,239	19,252
Insurance premium loans	49,518	40,382
Other loans	1,464	1,299

Total commercial and industrial, insurance premium, and other loans	67,221	60,933

Total loans held-for-investment	801,785	728,700
Deferred loan cost, net	813	569

Loans held-for-investment, net	802,598	729,269
Allowance for loan losses	(20,929)	(15,414)

Net loans held-for-investment	$781,669	713,855

     Loans held-for-sale amounted to $759,000 and $0 at September 30, 2010, and December 31, 2009, respectively.
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

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	nine months ended
	September 30,
	2010	2009

Beginning balance	$15,414	8,778
Provision for loan losses	8,126	7,466
Charge-offs, net	(2,611)	(2,048)

Ending balance	$20,929	14,196

     Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of these nonaccrual loans was $55.1 million and $41.6 million at September 30, 2010, and December 31, 2009, respectively. These amounts included loans deemed to be impaired of $48.5 million and $36.8 million at September 30, 2010 and December 31, 2009, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $6.6 million and $4.8 million at September 30, 2010, and December 31, 2009, respectively. At September 30, 2010, the Company is under commitment to lend additional funds totaling $360,000 to borrowers whose loans are on non-accrual status or who are past due 90 days or more and still accruing interest.
     The following table summarizes non-performing loans and loans subject to restructuring agreements and still accruing (in thousands):

	September 30,	December 31,
	2010	2009
Non-accruing loans	$37,882	30,914
Non-accruing loans subject to restructuring agreements	17,261	10,717

Total non-accruing loans	55,143	41,631
Loans 90 days or more past maturity and still accruing	248	191

Total non-performing loans	$55,391	41,822

Loans subject to restructuring agreements and still accruing	$11,218	7,250

     The following tables summarize impaired loans (in thousands):

	September 30, 2010
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$31,199	(555)	30,644
Non-accruing loans subject to restructuring agreements	17,261	(1,067)	16,194

Impaired non-accruing loans	48,460	(1,622)	46,838
Accruing loans subject to restructuring agreements	11,218	(374)	10,844

Total impaired loans	$59,678	(1,996)	57,682

	December 31, 2009
		Allowance
	Recorded	for Loan	Net
	Investment	Losses	Investment
Non-accruing loans	$26,113	(1,596)	24,517
Non-accruing loans subject to restructuring agreements	10,717	(409)	10,308

Impaired non-accruing loans	36,830	(2,005)	34,825
Accruing loans subject to restructuring agreements	7,250	(395)	6,855

Total impaired loans	$44,080	(2,400)	41,680

     Included in the table above at September 30, 2010, are loans with carrying balances of $25.1 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2009, are loans with carrying balances of $12.7 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at September 30, 2010, and December 31, 2009, have sufficient collateral values supporting the carrying balances of the loans.
     The average balance of impaired loans was $52.0 million and $22.9 million for the nine months ended September 30, 2010, and 2009, respectively. The Company recorded $782,000 and $1.9 million of interest income on impaired loans for the three and nine months ended September 30, 2010, respectively, compared to $318,000 and $504,000 of interest income on impaired loans for the three and nine months ended September 30, 2009, respectively.
     As of September 30, 2010, we serviced $55.8 million of loans for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At September 30, 2010, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

Note 4 — Deposits
     Deposits are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Non-interest-bearing demand	$133,677	110,015
Interest-bearing negotiable orders of withdrawal (NOW)	74,051	62,904
Savings-passbook, statement, tiered, and money market	636,373	564,593
Certificates of deposit	568,292	579,373

	$1,412,393	1,316,885

     Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$1,222	1,484	3,907	4,589
Certificates of deposit	1,975	2,861	6,624	9,299

	$3,197	4,345	10,531	13,888

Note 5 —Equity Incentive Plan
     The following table is a summary of the Company’s stock options outstanding as of September 30, 2010, and changes therein during the nine months then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding- December 31, 2009	2,083,400	$3.22	$9.94	9.08
Granted	3,000	4.66	13.24	9.33
Forfeited	—	—	—	—
Exercised	(13,860)	3.22	9.94	—

Outstanding- September 30, 2010	2,072,540	$3.22	$9.94	8.34

Exercisable- September 30, 2010	424,020	$3.22	$9.94	8.33

     Expected future stock option expense related to the non-vested options outstanding as of September 30, 2010, is $4.5 million over an average period of 3.3 years.
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
     The following is a summary of the status of the Company’s restricted share awards as of September 30, 2010, and changes therein during the nine months then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2009	825,150	$9.94
Granted	4,400	13.24
Vested	(175,670)	9.94
Forfeited	—	—

Non-vested at September 30, 2010	653,880	$9.97

     Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2010, is $5.5 million over an average period of 3.3 years. On January 30, 2010, 174,830 restricted shares vested. In connection with the vesting, the Company withheld 21,605 shares of common stock from employees (at their request) in satisfaction of minimum payroll taxes. On May 29, 2010, 840 restricted shares vested. In connection with the vesting, the Company withheld 334 shares of common stock from employees (at their request) in satisfaction of minimum payroll taxes.
     During the three and nine months ended September 30, 2010, the Company recorded $716,000 and $2.2 million of stock-based compensation, respectively. During the three and nine months ended September 30, 2009, the Company recorded $835,000 and $2.2 million of stock-based compensation, respectively.
Note 6- Fair Value Measurements
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2010, and December 31, 2009, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$899,277	—	899,277	—
Non-GSE	114,178	—	114,178	—
Corporate bonds	108,673	—	108,673	—
GSE bonds	95,483	—	95,483	—
Equities	15,853	15,853	—	—

Total available-for-sale	1,233,464	15,853	1,217,611	—

Trading securities	3,901	3,901	—	—

Total	$1,237,365	19,754	1,217,611	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage (CRE)	$23,605	—	—	23,605
One- to- four family residential mortgage	1,377	—	—	1,377
Construction and land	4,036	—	—	4,036
Multifamily	3,528	—	—	3,528

Total impaired loans	32,546	—	—	32,546

Other real estate owned (CRE)	171	—	—	171

Total	$32,717	—	—	32,717

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 31, 2010	(Level 1)	(Level 2)	(Level 3)
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

     Available -for- Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist of mutual funds. There were no transfers of securities between Level 1 and Level 2 during the quarter or nine months ended September 30, 2010.
     Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.
     Impaired Loans: At September 30, 2010, and December 31, 2009, the Company had impaired loans with outstanding principal balances of $34.5 million and $31.4 million, that were recorded at their estimated fair value of $32.5 million and $29.0 million, respectively. The Company recorded impairment charges of $2.0 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively, and charge-offs of $1.6 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared to charge-offs of $600,000 and $2.0 million for the three and nine months ended September 30, 2009, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.
     Other Real Estate Owned: At September 30, 2010, and December 31, 2009, the Company had assets acquired through foreclosure of $171,000 and $1.9 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. Subsequent valuation adjustments to other real estate owned (REO) totaled $0 and $146,000, for the three and nine months ended September 30, 2010, respectively, reflecting continued deterioration in estimated fair values. The remaining reduction to REO was a result of sales. There were subsequent valuation adjustments to other real estate owned totaling $60,000 and $138,000 for the three and nine months ended September 30, 2009, respectively. Operating costs after acquisition are expensed.
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

     The estimated fair values of the Company’s significant financial instruments at September 30, 2010, and December 31, 2009, are presented in the following table (in thousands):

	September 30,		December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$36,044	36,044	42,544	42,544
Trading securities	3,901	3,901	3,403	3,403
Securities available-for- sale	1,233,464	1,233,464	1,131,803	1,131,803
Securities held-to- maturity	5,452	5,661	6,740	6,930
Federal Home Loan Bank of New York stock, at cost	7,084	7,084	6,421	6,421
Net loans
held-for-investment	781,669	788,095	713,855	726,475
Financial liabilities:
Deposits	$1,412,393	1,416,237	1,316,885	1,319,612
Borrowings	342,107	360,613	279,424	288,737
Advance payments by borrowers	1,829	1,829	757	757
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
     The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$2,395	3,187	9,962	8,044

Weighted average shares outstanding-basic	41,341,567	42,212,440	41,422,228	42,639,492
Effect of non-vested restricted stock and stock options outstanding	157,055	162,828	279,248	90,426
Weighted average shares outstanding-diluted	41,498,622	42,375,268	41,701,476	42,729,918

Earnings per share-basic	$0.06	0.08	0.24	0.19
Earnings per share-diluted	$0.06	0.08	0.24	0.19
Note 8 — Plan of Conversion and Reorganization
     The Boards of Directors of Northfield Bancorp, MHC and the Company adopted a Plan of Conversion and Reorganization on June 4, 2010. On September 30, 2010, Northfield Bancorp, Inc., a federal corporation and the stock holding company for Northfield Bank, announced due to the current market conditions that Northfield Bancorp, Inc., the recently formed Delaware corporation and proposed new holding company for Northfield Bank, had postponed its stock offering in connection with the second-step conversion of Northfield Bancorp, MHC.
     In connection with the postponement of the offering, the directors and executive officers of the Company were released from the agreements they had executed with Sandler O’Neill & Partners, the Company’s marketing agent in connection with the offering, which restricted those individuals from purchasing and selling the Company’s shares of common stock for a period of 90 days after the completion of the offering. Such agreements would be reinstated should the Company determine to re-commence the stock offering in the future.
     The Company expensed approximately $1.8 million in costs incurred for the Company’s postponed, second-step offering.
Note 9 — Stock Repurchase Program
     On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company will conduct such repurchases in accordance with a Rule 10b5-1 trading plan.
     The Company’s previous stock repurchase program that commenced on February 13, 2009, was terminated on June 4, 2010, in connection with the Company’s announcement that it intended to convert to a fully public company. Under that program, the Company repurchased 2,083,934 shares of common stock at an average cost of $11.99 per share.
Note 10 — Recent Accounting Pronouncements
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
Cautionary Statement Regarding Forward-Looking Statements
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
     These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:
•	the effect of the current financial economic downturn on our loan portfolio, investment portfolio, and deposit and other customers;
•	significantly increased competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment or other changes that reduce our interest margins or reduce the fair value of financial instruments;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	adverse changes in the securities markets;
•	legislative or regulatory changes that adversely affect our business;
•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and other promulgating authorities;
•	inability of borrowers and/or third-party providers to perform their obligations to us;
•	the effect of recent governmental legislation restructuring the U.S. financial and regulatory system;
•	the effect of developments in the secondary market affecting our loan pricing;
•	the level of future deposit insurance premiums; and
•	changes in our organization, compensation and benefit plans.
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
     Net income was $2.4 million and $10.0 million for the three and nine months ended September 30, 2010, respectively, compared to $3.2 million and $8.0 million for the three and nine months ended September 30, 2009, respectively. Basic and diluted earnings per share were $0.06 and $0.24 for the three and nine months ended September 30, 2010, respectively, compared to $0.08 and $0.19 per share for the three and nine months ended September 30, 2009, respectively. Net income for the quarter and nine months ended September 30, 2010, included an after-tax charge of $1.2 million, or $0.03 per share, related to the Company expensing costs incurred for the postponed second-step stock offering. In addition, net income for the quarter and nine months ended September 30, 2010, was positively affected by the reversal of deferred tax liabilities related to state bad debt reserves of approximately $738,000, or $0.02 per share.
     Return on average assets was 0.44% and 0.63%, respectively, for the three and nine months ended September 30, 2010, compared to 0.66% and 0.59% for the three and nine months ended September 30, 2009, respectively. Return on average equity was 2.36% and 3.35%, respectively, for the three and nine months ended September 30, 2010, compared to 3.23% and 2.76%, respectively, for the three and nine months ended September 30, 2009. These ratios include the non-routine transactions discussed in the preceding paragraph.
Comparison of Financial Condition at September 30, 2010, and December 31, 2009
     Total assets increased $191.6 million, or 9.6%, to $2.2 billion at September 30, 2010, from $2.0 billion at December 31, 2009. The increase was primarily attributable to increases in securities of $100.9 million and loans held for investment, net, of $73.3 million. In addition, bank owned life insurance increased $30.3 million, primarily resulting from the purchase of $28.8 million of insurance policies during the nine months ended September 30, 2010, coupled with $1.5 million of income earned on bank owned life insurance for the nine months ended September 30, 2010.
     Cash and cash equivalents decreased $6.5 million, or 15.3%, to $36.0 million at September 30, 2010, from $42.5 million at December 31, 2009. We have been deploying funds into higher yielding investments such as loans and securities with risk and return characteristics that we deem acceptable.
     Securities available-for-sale increased $101.7 million, or 9.0%, to $1.2 billion at September 30, 2010, from $1.1 billion at December 31, 2009. The increase was primarily attributable to purchases of $617.8 million and an increase of $9.2 million in net unrealized gains, partially offset by maturities and paydowns of $365.3 million and sales of $161.0 million.
     Securities held-to-maturity decreased $1.3 million, or 19.1%, to $5.5 million at September 30, 2010, from $6.7 million at December 31, 2009. The decrease was attributable to maturities and paydowns during the nine months ended September 30, 2010.
     At September 30, 2010, our securities portfolio totaled $1.2 billion, as compared to $1.1 billion at December 31, 2009, which represented an increase of $100.9 million, or 8.8%. At September 30, 2010, $904.7 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also held residential mortgage-backed securities not guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, referred to as “private label securities.” The private label securities had an amortized cost of $109.4 million and an estimated fair value of $114.2 million at September 30, 2010. These private label securities were in a net unrealized gain position of $4.8 million at September 30, 2010, consisting of gross unrealized gains of $5.9 million and gross unrealized losses of $1.1 million.
     Of the $114.2 million of private label securities, two securities with an estimated fair value of $10.5 million (amortized cost of $11.6 million) were rated less than AAA at September 30, 2010. Of the two securities, one had an estimated fair value of $4.5 million (amortized cost of $4.8 million) and was rated CC, and the other had an estimated fair value of $5.9 million (amortized cost of $6.7 million) and was rated Caa2. The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. We continue to receive principal and interest payments in accordance with the contractual terms of each of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for each of these three securities. As a result of management’s evaluation of these securities, the Company recognized other-than-temporary impairment of $962,000 on the $5.9 million security that was rated Caa2 for the quarter ended September 30, 2010. Since management does not have the intent to sell the security, and believes it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery, the credit component of $154,000 was recognized in earnings for the quarter ended September 30, 2010, and the non-credit component of $808,000 was recorded as a component of accumulated other comprehensive income, net of tax. All other losses within the Company’s investment portfolio were deemed to be temporary at September 30, 2010, and as such, were recorded as a component of accumulated other comprehensive income, net of tax.
     Loans held for investment, net, totaled $802.6 million at September 30, 2010, as compared to $729.3 million at December 31, 2009. The increase was primarily in multi-family real estate loans, which increased $66.8 million, or 37.4%, to $245.2 million at September 30, 2010, from $178.4 million at December 31, 2009. Commercial real estate loans increased $13.3 million, or 4.1%, to $341.1 million, insurance premium loans increased $9.1 million, or 22.6%, to $49.5 million, and home equity loans increased $3.6 million, or 13.8%, to $29.7 million at September 30, 2010. These increases were partially offset by decreases in residential, land and construction, and commercial and industrial loans.
     Bank owned life insurance increased $30.3 million, or 69.2%, from December 31, 2009 to September 30, 2010. The increase resulted from the purchase of $28.8 million of insurance policies during the nine months ended September 30, 2010, coupled with $1.5 million of income earned on bank owned life insurance for the nine months ended September 30, 2010.
     Federal Home Loan Bank of New York stock, at cost, increased $663,000, or 10.3%, from $6.4 million at December 31, 2009, to $7.1 million at September 30, 2010. This increase was attributable to an increase in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.
     Premises and equipment, net, increased $1.8 million, or 14.4%, from $12.7 million at December 31, 2009, to $14.5 million at September 30, 2010. This increase is primarily attributable to leasehold improvements made to new branches and the renovation of existing branches.
     Other real estate owned decreased $1.8 million, or 91.2%, from $1.9 million at December 31, 2009, to $171,000 at September 30, 2010. This decrease was attributable to downward valuation adjustments of $146,000 recorded against the carrying balances of the properties in the first quarter of 2010, reflecting deterioration in estimated fair values, coupled with the sale of other real estate owned properties. No valuation adjustments were recorded in the three months ended September 30, 2010.
     Other assets decreased $2.4 million, or 16.0%, to $12.5 million at September 30, 2010, from $14.9 million at December 31, 2009. The decrease in other assets was attributable to a decrease in net deferred tax assets, which resulted primarily from an increase in net unrealized gains on the available-for-sale securities portfolio from December 31, 2009, to September 30, 2010.
     Deposits increased $95.5 million, or 7.3%, to $1.4 billion at September 30, 2010, from $1.3 billion at December 31, 2009. The increase in deposits for the nine months ended September 30, 2010, was due in part to an increase of $52.5 million in short-term certificates of deposit originated through the CDARS® Network. We utilize this funding supply as a cost effective alternative to other short-term funding sources. In addition, money market deposits and transaction accounts increased $78.5 million and $34.8 million, respectively, from December 31, 2009, to September 30, 2010. These increases were partially offset by a decrease of $6.7 million in savings accounts and a decrease of $63.6 million in certificates of deposit (issued by the Bank) over the same time period. The Company continues to focus its marketing and pricing of its products which it believes promotes longer-term customer relationships.
     Borrowings, consisting primarily of Federal Home Loan Bank advances and repurchase agreements, increased $62.7 million, or 22.4%, to $342.1 million at September 30, 2010, from $279.4 million at December 31, 2009. The increase in borrowings was primarily the result of the Company increasing longer-term borrowings, taking advantage of, and locking in, lower interest rates, partially offset by maturities during the nine months ended September 30, 2010.

     Accrued expenses and other liabilities increased $21.3 million, to $34.9 million at September 30, 2010, from $13.7 million at December 31, 2009. The increase was primarily a result of $20.0 million of due to securities brokers which resulted from securities purchases occurring prior to September 30, 2010, and settling after the quarter end.
     Total stockholders’ equity increased to $402.6 million at September 30, 2010, from $391.5 million at December 31, 2009. The increase was primarily attributable to net income of $10.0 million for the nine months ended September 30, 2010, and an increase in accumulated other comprehensive income of $5.7 million. Generally, as market interest rates decrease, the estimated fair value of our securities available for sale increases. The increase in stockholders’ equity also was due to a $2.6 million increase in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards. These increases were partially offset by an increase of $5.2 million in treasury stock, and the payment of approximately $2.4 million in cash dividends for the nine months ended September 30, 2010. On June 4, 2010, in connection with the Company’s announcement that it adopted a Plan of Conversion and Reorganization to a fully public company, the Board of Directors terminated its previously announced stock repurchase program. From the inception of the program, through June 4, 2010, we have repurchased 2,083,934 shares of common stock at an average cost of $11.99 per share.
     On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan.
Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009
     Net income. Net income decreased $792,000, or 24.9%, to $2.4 million for the three months ended September 30, 2010, as compared to $3.2 million for the three months ended September 30, 2009. Non-interest expense increased $2.7 million, or 32.5%, and the provision for loan losses increased $675,000, or 24.8%, which was partially offset by an increase of $901,000, or 6.1%, in net interest income, an increase of $144,000, or 10.6%, in non-interest income, and a decrease of $1.6 million, or 88.0%, in income tax expense.
     Interest income. Interest income decreased $173,000, or 0.8%, to $21.7 million for the three months ended September 30, 2010, from $21.9 million for the three months ended September 30, 2009. The decrease in interest income was primarily the result of a decrease in the yield earned on interest-earning assets to 4.21% for the three months ended September 30, 2010, from 4.74% for the three months ended September 30, 2009. The rates earned on all asset categories decreased due to the general decline in market interest rates for these asset types. The effect of the decrease in the yield earned on interest earning assets was almost entirely offset by an increase in average interest-earning assets of $211.8 million, or 11.6%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $134.4 million, or 20.4%, an increase in mortgage-backed securities of $35.7 million, and an increase in other securities of $106.9 million, partially offset by a decrease in average interest-earning deposits in other financial institutions of $65.4 million, or 71.1%.
     Interest expense. Interest expense decreased $1.1 million, or 15.2%, to $6.0 million for the three months ended September 30, 2010, from $7.1 million for the three months ended September 30, 2009. The decrease was attributable to a decrease in interest expense on deposits of $1.1 million, or 26.4%, partially offset by an increase in interest expense on borrowings of $74,000, or 2.7%. The decrease in interest expense on deposits was attributable to a decrease in the cost of deposits of 57 basis points, or 36.8%, to 0.98% for the quarter ended September 30, 2010, from 1.55% for the quarter ended September 30, 2009, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $185.6 million, or 16.7%, in average interest-bearing deposits outstanding between the two quarters. The increase in interest expense on borrowings was primarily attributable to an increase of $31.8 million, or 10.4%, in average borrowings outstanding for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, partially offset by a decrease in the cost of borrowings of 25 basis points, to 3.29%, from 3.54% for the three months ended September 30, 2009, reflecting lower market interest rates for borrowed funds.
     Net Interest Income. Net interest income increased $901,000, or 6.1%, due primarily to average interest earning assets increasing $211.8 million, or 11.6%, partially offset by a decrease in the net interest margin of 15 basis points, or 4.7%, for the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. The average yield earned on interest earning assets decreased 53 basis points, or 11.2%, to 4.21% for the quarter ended September 30, 2010, compared to 4.74% for the quarter ended September 30, 2009. This change was offset by a 53 basis point decrease in the average rate paid on interest-bearing liabilities over the comparable periods from 1.98% to 1.45%. The general decline in yields was due to the overall low interest rate environment and was driven by decreases in yields earned on mortgage-backed securities, as principal repayments were reinvested into lower yielding securities. The increase in average interest earning assets was due primarily to an increase in average loans outstanding of $134.4 million, other securities of $106.9 million, and $35.7 million in mortgage-backed securities, partially offset by decreases in interest-earning assets in other financial institutions. Other securities consist primarily of investment-grade shorter-term corporate bonds and government-sponsored enterprise bonds.
     Provision for Loan Losses. The provision for loan losses was $3.4 million for the quarter ended September 30, 2010, which was an increase of $675,000, or 24.8%, from the $2.7 million provision recorded in the quarter ended September 30, 2009. The increase in the provision for loan losses in the current quarter was due primarily to increases in total loans, the change in the composition of our loan portfolio, and increases in general loss factors, due primarily to higher levels of charge-offs experienced in the multifamily loan portfolio. During the quarter ended September 30, 2010, the Company recorded a $1.2 million charge-off on one non-accruing multifamily loan, based on the receipt of a current appraisal. Increases in the general loss factors were also attributable to increases in delinquencies in the Company’s loan portfolio and further deterioration in the local economy primarily as it relates to commercial real estate loans. Net charge-offs for the quarter ended September 30, 2010, were $1.6 million, as compared to $600,000 for the quarter ended September 30, 2009.
     Non-interest Income. Non-interest income increased $144,000, or 10.6%, to $1.5 million for the quarter ended September 30, 2010, as compared to $1.4 million for the quarter ended September 30, 2009, primarily as a result of an increase of $125,000 of income earned on bank owned life insurance, generated by increased cash surrender values, primarily from $28.8 million in additional bank owned life insurance purchased during the nine-months ended September 30, 2010.
     Non-interest Expense. Non-interest expense increased $2.7 million, or 32.5%, for the quarter ended September 30, 2010, as compared to the quarter ended September 30, 2009, due primarily to the expensing of approximately $1.8 million in costs incurred for the Company’s postponed, second-step stock offering, which costs management believes provide no meaningful future benefit. The increase in non-interest expense is also attributable to compensation and employee benefits expense increasing $346,000, which resulted primarily from increases in full time equivalent employees primarily related to our insurance premium finance division formed in October 2009, higher health care costs, and to a lesser extent, salary adjustments effective January 1, 2010. Occupancy expense increased $214,000, or 19.1%, over the same time period, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches. In addition, other non-interest expense also increased $385,000, or 37.0%, from the quarter ended September 30, 2009 to the quarter ended September 30, 2010. This increase was primarily attributable to operating expenses of the insurance premium finance division.
     Income Tax Expense. The Company recorded income tax expense of $215,000 and $1.8 million for the quarters ended September 30, 2010 and 2009, respectively. The effective tax rate for the quarter ended September 30, 2010, was 8.2%, as compared to 36.0% for the quarter ended September 30, 2009. The decrease in the effective tax rate was the result of a lower level of pre-tax income being subject to taxation in 2010 as compared to 2009, and the reversal of deferred tax liabilities related to state bad debt reserves of approximately $738,000 resulting from the enactment of State of New York tax laws during the quarter ended September 30, 2010.
Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009
     Net Income. Net income increased $1.9 million, or 23.8%, to $10.0 million for the nine months ended September 30, 2010, as compared to $8.0 million for the nine months ended September 30, 2009, due primarily to an increase of $4.8 million, or 11.5%, in net interest income and an increase of $1.2 million, or 32.2%, in non-interest income, partially offset by an increase of $3.5 million, or 13.8%, in non-interest expense, and an increase of $660,000, or 8.8%, in provision for loan losses.
     Interest income. Interest income increased $1.4 million, or 2.2%, to $64.7 million for the nine months ended September 30, 2010, from $63.4 million for the nine months ended September 30, 2009. The increase in interest income was primarily the result of an increase in average interest-earning assets of $243.3 million, or 13.9%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $128.3 million, or 20.2%, and an increase in securities (other than mortgage-backed securities) of $162.4 million, partially offset by a decrease in average mortgage-backed securities of $5.8 million, or 0.6%, and a decrease in average interest-earning deposits of $40.6 million, or 43.3%. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned to 4.35% for the nine months ended September 30, 2010, from 4.85% for the nine months ended September 30, 2009. The rates earned on all asset categories, other than loans, decreased due to the general decline in market interest rates for these asset types. The rate earned on loans increased from 5.92% for the nine months ended September 30, 2009, to 6.02% for the nine months ended September 30, 2010, primarily as a result of the yield earned on the Company’s insurance premium loan portfolio.
     Interest expense. Interest expense decreased $3.4 million, or 15.5%, to $18.6 million for the nine months ended September 30, 2010, from $22.0 million for the nine months ended September 30, 2009. The decrease was attributable to a decrease in interest expense on deposits of $3.4 million, or 24.2%, coupled with a decrease in interest expense on borrowings of $41,000, or 0.5%. The decrease in interest expense on deposits was attributable to a decrease in the cost of deposits of 68 basis points, or 37.8%, to 1.12% for the nine months ended September 30, 2010, from 1.80% for the nine months ended September 30, 2009, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $225.4 million, or 21.8%, in average interest-bearing deposits outstanding over the comparable periods. The decrease in interest expense on borrowings was primarily attributable to a decrease of 27 basis points, or 7.5%, in the cost of borrowings, partially offset by an increase of $22.5 million, or 7.5%, in average borrowings outstanding for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, reflecting lower market interest rates for borrowed funds.
     Net Interest Income. Net interest income increased $4.8 million, or 11.5%, due primarily to interest earning assets increasing $243.3 million, or 13.9%, partially offset by a decrease in the net interest margin of seven basis points, or 2.2%, over the prior year comparable period. The net interest margin decreased for the nine months ended September 30, 2010, as the average yield earned on interest earning assets decreased, which was partially offset by a decrease in the average rate paid on interest-bearing liabilities. The general decline in yields was due to the overall low interest rate environment and was driven by decreases in yields earned on mortgage-backed securities, as principal repayments were reinvested into lower yielding securities. The decline in yield on interest-earning assets was also due to declining yields on other securities and interest-earning deposits in other financial institutions. These decreases were partially offset by an increase in yield earned on loans due primarily to the yield earned on the Company’s insurance premium loan portfolio. The increase in average interest earning assets was due primarily to an increase in average loans outstanding of $128.3 million, and other securities of $162.4 million, partially offset by decreases in mortgage-backed securities, and interest-earning assets in other financial institutions. Other securities consist primarily of investment-grade corporate bonds, and government-sponsored enterprise bonds.
     Provision for Loan Losses. The provision for loan losses was $8.1 million for the nine months ended September 30, 2010, an increase of $660,000, or 8.8%, from the $7.5 million provision recorded for the nine months ended September 30, 2009. The increase in the provision was due primarily to increases in total loans, the change in the composition of our loan portfolio, and increases in general loss factors, due to higher levels of charge-offs primarily in the multifamily loan portfolio. The increases in the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio were also the result of continued increases in delinquencies in the Company’s loan portfolio and further deterioration of the local economy. Net charge-offs for the nine months ended September 30, 2010, were $2.6 million, as compared to $2.0 million for the nine months ended September 30, 2009.
     Non-interest Income. Non-interest income increased $1.2 million, or 32.2%, primarily as a result of an increase of $1.1 million in gains on securities transactions, net for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The Company recognized $1.6 million in gains on securities transactions during the nine months ended September 30, 2010, as compared to $477,000 in gains on securities transactions during the nine months ended September 30, 2009. Securities gains during the nine months ended September 30, 2010, included gross realized gains of $1.2 million on the sale of mortgage-backed securities, coupled with securities gains of $397,000 related to the Company’s trading portfolio. During the nine months ended September 30, 2009, securities gains included gross realized gains of $7,000 on the sale of mortgage-backed securities, coupled with securities gains of $470,000 related to the Company’s trading portfolio. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company. The participants of this plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in non-interest expense, reflecting the change in the Company’s obligations under the plan.

     Non-interest income also was positively affected by a $191,000, or 14.6%, increase in income on bank owned life insurance for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The Company also recognized approximately $197,000 of income on the sale of fixed assets during the nine months ended September 30, 2010.
     Non-interest Expense. Non-interest expense increased $3.5 million, or 13.8%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due primarily to the expensing of approximately $1.8 million in costs incurred on the Company’s postponed, second-step stock offering and an increase of $1.3 million, or 10.0%, in compensation and employee benefits expense. Compensation and employee benefits expense increased primarily due to increases in full time equivalent employees primarily related to our insurance premium finance division formed in October 2009, higher health care costs, and to a lesser extent, salary adjustments effective January 1, 2010. Occupancy expense increased $400,000, or 12.1%, over the same time period, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches. In addition, other non-interest expense also increased $974,000, or 31.1%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. This increase is primarily attributable to operating expenses of the insurance premium finance division. These increases in non-interest expense were partially offset by a decrease of $548,000 in FDIC insurance expense over the same time period. FDIC insurance expense for the nine months ended September 30, 2009 included $770,000 related to the FDIC’s special assessment.
     Income Tax Expense. The Company recorded income tax expense of $4.4 million for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate for the nine months ended September 30, 2010, was 30.6%, as compared to 35.6% for the nine months ended September 30, 2009. The decrease in the effective tax rate was the result of the reversal of deferred tax liabilities related to state bad debt reserves of approximately $738,000 resulting from the enactment of new State of New York tax laws during the quarter ended September 30, 2010.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended September 30,
	2010			2009
	Average Outstanding		Average	Average Outstanding		Average
	Balance	Interest	Yield/ Rate (1)	Balance	Interest	Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$793,600	$11,908	5.95%	$659,247	$10,251	6.17%
Mortgage-backed securities	958,409	8,224	3.40	922,723	10,382	4.46
Other securities	256,146	1,457	2.26	149,291	1,024	2.72
Federal Home Loan Bank of New York stock	7,426	75	4.01	7,056	113	6.35
Interest-earning deposits in financial institutions	26,541	18	0.27	91,970	85	0.37

Total interest-earning assets	2,042,122	21,682	4.21	1,830,287	21,855	4.74
Non-interest-earning assets	125,438			95,418

Total assets	2,167,560			1,925,705

Interest-bearing liabilities:
Savings, NOW, and money market accounts	673,243	1,223	0.72	576,055	1,484	1.02
Certificates of deposit	626,309	1,974	1.25	537,865	2,861	2.11

Total interest-bearing deposits	1,299,552	3,197	0.98	1,113,920	4,345	1.55
Borrowed funds	338,094	2,807	3.29	306,335	2,733	3.54

Total interest-bearing liabilities	1,637,646	6,004	1.45	1,420,255	7,078	1.98
Non-interest bearing deposit accounts	115,614			100,299
Accrued expenses and other liabilities	11,704			13,144

Total liabilities	1,764,964			1,533,698
Stockholders’ equity	402,596			392,007

Total liabilities and stockholders’ equity	2,167,560			1,925,705

Net interest income		$15,678			$14,777

Net interest rate spread (2)			2.76			2.76
Net interest-earning assets (3)	$404,476			$410,032

Net interest margin (4)			3.05			3.20
Average interest-earning assets to interest-bearing liabilities			124.70%			128.87%

(1)	Average yields and rates for the three months ended September 30, 2010 and 2009, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2010			2009
	Average Outstanding		Average	Average Outstanding		Average
	Balance	Interest	Yield/ Rate (1)	Balance	Interest	Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$761,969	$34,299	6.02%	$633,660	$28,075	5.92%
Mortgage-backed securities	920,864	25,837	3.75	926,679	32,420	4.68
Other securities	245,731	4,220	2.30	83,284	1,828	2.93
Federal Home Loan Bank of New York stock	6,661	233	4.68	7,670	300	5.23
Interest-earning deposits in financial institutions	53,250	132	0.33	93,857	727	1.04

Total interest-earning assets	1,988,475	64,721	4.35	1,745,150	63,350	4.85
Non-interest-earning assets	114,515			92,182

Total assets	2,102,990			1,837,332

Interest-bearing liabilities:
Savings, NOW, and money market accounts	668,854	3,907	0.78	551,009	4,589	1.11
Certificates of deposit	590,303	6,624	1.50	482,796	9,299	2.58

Total interest-bearing deposits	1,259,157	10,531	1.12	1,033,805	13,888	1.80
Borrowed funds	323,654	8,046	3.32	301,110	8,087	3.59

Total interest-bearing liabilities	1,582,811	18,577	1.57	1,334,915	21,975	2.20
Non-interest bearing deposit accounts	112,777			97,980
Accrued expenses and other liabilities	9,431			14,425

Total liabilities	1,705,019			1,447,320
Stockholders’ equity	397,971			390,012

Total liabilities and stockholders’ equity	2,102,990			1,837,332

Net interest income		$46,144			$41,375

Net interest rate spread (2)			2.78			2.65
Net interest-earning assets (3)	$405,664			$410,235

Net interest margin (4)			3.10			3.17
Average interest-earning assets to interest-bearing liabilities			125.63%			130.73%

(1)	Average yields and rates for the nine months ended September 30, 2010 and 2009, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

Loan Quality
          The following table details, for the dates indicated, non-accrual loans, troubled debt restructurings (accruing and non-accruing), loans 90 days or more past due and still accruing, non-performing loans, non-performing assets, accruing loans delinquent 30 to 89 days, the ratio of nonperforming loans as a percentage of total loans, and the ratio of non-performing assets to total assets (dollars in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
Non-accruing loans	$37,882	34,007	31,248	30,914	19,232
Non-accruing loans subject to restructuring agreements	17,261	17,417	13,090	10,717	11,003

Total non-accruing loans	55,143	51,424	44,338	41,631	30,235
Loans 90 days or more past due and still accruing	248	77	5,710	191	5,487

Total non-performing loans	55,391	51,501	50,048	41,822	35,722
Other real estate owned	171	1,362	1,533	1,938	933

Total non-performing assets	$55,562	52,863	51,581	43,760	36,655

Loans subject to restructuring agreements and still accruing	$11,218	10,708	8,817	7,250	7,258

Accruing loans 30 to 89 days delinquent	$35,190	30,619	38,371	28,283	35,466

Non-performing loans to total loans held for investment, net	6.90%	6.66%	6.79%	5.73%	5.36%

Non-performing assets to total assets	2.53%	2.39%	2.46%	2.19%	1.84%
          Total non-accruing loans increased $3.7 million, to $55.1 million at September 30, 2010, from $51.4 million at June 30, 2010. This increase was primarily attributable to the following loan types being placed on non-accrual status during the quarter ended September 30, 2010: $3.1 million of multifamily loans, $2.0 million of commercial real estate loans, $456,000 of commercial and industrial loans, and $199,000 of one-to-four family residential loans. The above increases in non-accruing loans during the quarter ended September 30, 2010, are net of charge-offs of $1.5 million, and have $435,000 in specific reserves allocated to them at September 30, 2010. These increases were partially offset by one relationship, consisting of $963,000 of one-to-four family residential loans, and a $654,000 land loan, being returned to accrual status, coupled with payoffs of $41,000 on a one-to-four family residential loan, and principal paydowns of approximately $373,000. At September 30, 2010, $23.6 million, or 83.0% of loans subject to restructuring agreements were performing in accordance with their restructured terms. All of the $11.2 million of accruing troubled debt restructurings, and $12.4 million of the $17.3 million of non-accruing troubled debt restructurings, were performing in accordance with their restructured terms.
          Loans 90 days or more past due and still accruing interest increased to $248,000 from $77,000 at June 30, 2010. The increase is primarily due to one construction loan that is considered well secured and in the process of collection.
          Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have a minimum of six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be on a non-accruing status.

          The following tables detail the delinquency status of non-accruing loans at September 30, 2010, and December 31, 2009 (dollars in thousands).

	September 30, 2010
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$8,789	11,681	21,468	41,938
One -to- four family residential	136	576	594	1,306
Construction and land	4,036	—	875	4,911
Multifamily	423	511	4,488	5,422
Home equity and lines of credit	—	—	181	181
Commercial and industrial loans	—	274	1,057	1,331
Insurance premium loans	—	—	54	54

Total non-accruing loans	$13,384	13,042	28,717	55,143

	December 31, 2009
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$2,585	10,480	15,737	28,802
One -to- four family residential	—	392	1,674	2,066
Construction and land	5,864	—	979	6,843
Multifamily	—	530	1,589	2,119
Home equity and lines of credit	62	—	—	62
Commercial and industrial loans	1,470	—	269	1,739

Total non-accruing loans	$9,981	11,402	20,248	41,631

          Loans 30 to 89 days delinquent and on accrual status at September 30, 2010, totaled $35.2 million, an increase of $4.6 million, from the June 30, 2010, balance of $30.6 million, and an increase of $6.9 million, from the December 31, 2009, balance of $28.3 million. The following table sets forth delinquencies for accruing loans by type and by amount at September 30, 2010 and December 31, 2009 (dollars in thousands).

	Delinquent Accruing Loans
		90 Days and
	30 to 89 Days	Over	Total
At September 30, 2010
Real estate loans:
Commercial	$13,103	—	13,103
One -to- four family residential	6,424	—	6,424
Construction and land	6,451	235	6,686
Multifamily	6,853	—	6,853
Home equity and lines of credit	318	—	318
Commercial and industrial loans	1,286	13	1,299
Insurance premium loans	646	—	646
Other loans	109	—	109

Total	$35,190	248	35,438

At December 31, 2009
Real estate loans:
Commercial	$11,573	—	11,573
One -to- four family residential	4,716	—	4,716
Construction and land	1,976	—	1,976
Multifamily	7,086	—	7,086
Home equity and lines of credit	1,555	—	1,555
Commercial and industrial loans	427	191	618
Insurance premium loans	917	—	917
Other loans	33	—	33

Total	$28,283	191	28,474

          Non-accruing loans subject to restructuring agreements totaled $17.3 million and $10.7 million at September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, we entered into eight troubled debt restructuring agreements, of which $4.0 million and $8.3 million were classified as accruing and non-accruing, respectively, at September 30, 2010. The following table sets forth the amounts and categories of the troubled debt restructurings by loan type as of September 30, 2010, and December 31, 2009 (dollars in thousands).

	At September 30, 2010		At December 31, 2009
	Non-		Non-
	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Real Estate Loans:
Commercial	$12,213	7,895	3,960	5,499
One- to- four family residential	—	1,750	—	—
Construction and land	4,036	—	5,726	1,751
Multifamily	511	1,573	530	—
Commercial and industrial	501	—	501	—

Total	$17,261	11,218	10,717	7,250

          The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	At or For the Nine Months Ended September 30,
	2010	2009
	(in thousands)
Balance at beginning of period	$15,414	8,778

Charge-offs:
Real estate loans:
Commercial	(778)	(1,217)
One- to- four family residential	—	(40)
Construction and land	(443)	(791)
Multifamily	(1,253)	—
Home equity and lines of credit	—	—
Commercial and industrial loans	(36)	—
Insurance premium loans	(101)	—
Other loans	—	—

Total charge-offs	(2,611)	(2,048)

Recoveries:
Other	—	—

Total recoveries	—	—

Net charge-offs	(2,611)	(2,048)

Provisions (benefits) for loan losses:
Real estate loans:
Commercial	4,041	4,617
One- to- four family residential	408	43
Construction and land	122	615
Multifamily	3,987	613
Home equity and lines of credit	45	59
Commercial and industrial loans	(966)	1,381
Insurance premium loans	124	—
Other loans	20	3
Unallocated	345	135

Total provisions for loan losses	8,126	7,466

Balance at end of period	$20,929	14,196

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
          Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis. The Bank’s borrowed funds, excluding capitalized lease obligations, were $340.1 million at September 30, 2010, at a weighted average interest rate of 3.16%. A total of $88.8 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, were $277.3 million at December 31, 2009. The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $537.8 million, utilizing unencumbered securities of $597.5 million at September 30, 2010. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
          Capital Resources. At September 30, 2010, and December 31, 2009, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

			Minimum Required to Be
			Well Capitalized under
	Actual	Minimum Required for	Prompt Corrective Action
	Ratio	Capital Adequacy Purposes	Provisions
As of September 30, 2010:
Tangible capital to tangible assets	13.67%	1.50%	NA	%
Tier 1 capital (core) — (to adjusted assets)	13.67	4.00	5.00
Total capital (to risk- weighted assets)	27.64	8.00	10.00

As of December 31, 2009:
Tangible capital to tangible assets	14.35%	1.50%	NA	%
Tier 1 capital (core) — (to adjusted assets)	14.35	4.00	5.00
Total capital (to risk- weighted assets)	28.52	8.00	10.00
Off-Balance Sheet Arrangements and Contractual Obligations
          In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

          The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2010:

			One to less than	Three to less than	Five Years and
Contractual Obligation	Total	Less than One Year	Three Years	Five Years	greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$340,121	88,821	86,300	165,000	—
Commitments to originate loans	$41,942	41,942	—	—	—
Commitments to fund unused lines of credit	$25,003	25,003	—	—	—
          Commitments to originate loans and commitments to fund unused lines of credit are agreements to lend additional funds to customers as long as there have been no violations of any of the conditions established in the agreements (original or restructured). Commitments generally have a fixed expiration or other termination clauses which may or may not require payment of a fee. Since some of these loan commitments are expected to expire without being drawn upon, total commitments do not necessarily represent future cash requirements.
          As of September 30, 2010, we serviced $55.8 million of loans for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At September 30, 2010, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.
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

          The table below sets forth, as of September 30, 2010, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in Interest	Estimated	Estimated Present		Estimated	Estimated NPV/Present	Net Interest
Rates (basis	Present Value	Value of	Estimated	Change In	Value of	Income Percent
points)	of Assets	Liabilities	NPV	NPV	Assets Ratio	Change

+300	$2,046,929	$1,689,319	$357,610	$(67,836)	17.47%	(9.92)%
+200	2,098,216	1,717,042	381,174	(44,272)	18.17	(5.27)
+100	2,151,193	1,745,728	405,465	(19,981)	18.85	(1.57)
0	2,200,870	1,775,424	425,446	—	19.33	—
-100	2,237,724	1,804,339	433,385	7,939	19.37	(2.13)
-200	2,265,987	1,819,296	446,691	21,245	19.71	(3.43)
          The table above indicates that at September 30, 2010, in the event of a 300 basis point increase in interest rates, we would experience a 186 basis point decrease in NPV ratio (19.33% less 17.47%), and a 9.92% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 38 basis point increase in NPV ratio (19.71% less 19.33%) and a 3.43% decrease in net interest income. Our internal policies provide that, in the event of a 300 basis point increase in interest rates, our NPV as a percentage of total market assets should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our internal policy states that our NPV is targeted to be at least 8.5% of estimated present value of assets. As of September 30, 2010, we were in compliance with our Board approved policy limits.
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

ITEM 4. CONTROLS AND PROCEDURES
          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
          During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
          Except as disclosed in our Quarterly Reports on Form 10-Q, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.
     The Company did not repurchase any of its common stock during the three months ended September 30, 2010. On February 13, 2009, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company is authorized to repurchase up to 2,240,153 shares, representing approximately 5% of its then outstanding shares. The original program had no expiration date. On June 4, 2010, in connection with the Company’s announcement that it intended to convert to a fully public company, the Board of Directors terminated its previously announced stock repurchase program. From inception of the program through June 4, 2010, the Company repurchased 2,083,934 shares of common stock at an average cost of $11.99 per share.
     On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan.
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
Date: November 9, 2010
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