Form 10-K
period 2010-12-31
Northfield Bancorp, Inc.
filed 2011-03-16
CIK 1401700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☑.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2010 was $230,793,136.

As of March 10, 2011, there were outstanding 43,104,421 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

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

Northfield Bancorp, MHC

Northfield Bancorp, MHC is a federally-chartered mutual holding company and owns approximately 57% of the outstanding shares of common stock of Northfield Bancorp, Inc., as of December 31, 2010. Northfield Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of Northfield Bancorp, Inc., and does not intend to expand its business activities at this time. So long as Northfield Bancorp, MHC exists, it is required to own a majority of the voting stock of Northfield Bancorp, Inc. The home office of Northfield Bancorp, MHC is located at 1731 Victory Boulevard, Staten Island, New York, and its telephone number is (718) 448-1000. Northfield Bancorp, MHC is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Northfield Bancorp, Inc.

Northfield Bancorp, Inc. is a federal corporation that completed its initial public stock offering on November 7, 2007. Northfield Bancorp, Inc.’s home office is located at 1410 St. Georges Avenue, Avenel, New Jersey 07001 and its telephone number is (732) 499-7200. Northfield Bancorp, Inc.’s significant business activities have been holding the common stock of Northfield Bank (the Bank) and investing the proceeds from its initial public offering. Northfield Bancorp, Inc., as the holding company of Northfield Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for subsidiaries of federally-chartered mutual holding companies, which may include the acquisition of banking and financial services companies. In addition to the Bank, Northfield Bancorp, Inc. also owns Northfield Investments, Inc., a New Jersey investment company, which currently is inactive. When we use the term “Company,” “we,” or “our” we are referring to the activities of Northfield Bancorp, Inc. and its consolidated subsidiaries. When we refer to the holding company we are referring to the stand-alone activities of Northfield Bancorp, Inc. When we refer to the “Bank” we are referring to the activities of Northfield Bank and its consolidated subsidiaries.

Holding Company cash flow depends on earnings on our investments and from dividends received from Northfield Bank. Northfield Bancorp, Inc. neither owns nor leases any property from outside parties, but instead uses the premises, equipment, and furniture of Northfield Bank. At the present time, we employ as officers only certain persons who are also officers of Northfield Bank and we use the support staff of Northfield Bank from time to time. These persons are not separately compensated by Northfield Bancorp, Inc. Northfield Bancorp, Inc. reimburses Northfield Bank for significant costs incurred by the Bank on its behalf. Northfield Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Northfield Bank

Northfield Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business primarily from its home office located at 1731 Victory Boulevard, Staten Island, New York, its operations center located at 581 Main Street, Woodbridge, NJ, and its 19 additional branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond (Staten Island) and Kings (Brooklyn) and the New Jersey counties of Union and Middlesex. The telephone number at Northfield Bank’s home office is (718) 448-1000.

Northfield Bank’s principal business consists of gathering deposits, and to a lesser extent, borrowing funds, and using such funds to originate multifamily real estate loans and commercial real estate loans, purchase investment securities including mortgage-backed securities and corporate bonds, as well as deposit funds in other financial institutions. Northfield Bank also offers construction and land loans, commercial and industrial loans, one- to four-family residential mortgage loans, and home equity loans and lines of credit. Northfield Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (Negotiable Orders of Withdrawal (NOW) accounts and non-interest bearing demand accounts), individual retirement accounts, and to a lesser extent when it is deemed cost effective, brokered deposits. Deposits are Northfield Bank’s primary source of funds for its lending and investing activities. Northfield Bank also uses borrowed funds as a source of funds, principally from the securities sold under agreements to repurchase (repurchase agreements) with third party financial institutions and Federal Home Loan Bank of New York (FHLB) advances. In addition to traditional banking services, Northfield Bank offers insurance products through NSB Insurance Agency, Inc. Northfield Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans and other real estate related investments.

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

Market Area and Competition

We have been in business for over 123 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, mobile, and telephone and internet banking capabilities. We consider our competitive products and pricing, branch network, reputation for superior customer service and financial strength, as our major strengths in attracting and retaining customers in our market areas.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in the New York Counties of Richmond (Staten Island) and Kings (Brooklyn), and Union and Middlesex Counties in New Jersey. As of June 30, 2010 (the latest date for which information is publicly available), we ranked fifth in deposit market share, with a 10.59% market share in Staten Island, and a 0.16% market share in Brooklyn, New York. In Middlesex and Union Counties in New Jersey, as of June 30, 2010, we had a combined market share of 0.82%.

While the disruption in the financial markets has negatively impacted the banking industry, it has created other opportunities for the Bank. With many lenders reducing their lending, we continued lending to qualified borrowers and increased the number of new customers and new loans. While our lending has increased in the current environment, we remain focused on maintaining our loan underwriting standards. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. The slow recovery of the economy could make it more difficult in the future to maintain the loan growth we experienced during 2010.

Lending Activities

Our principal lending activity is the origination of multifamily real estate loans and, to a lesser extent, commercial real estate loans. We also originate one- to four-family residential real estate loans, construction and land loans, commercial and industrial loans, and home equity loans and lines of credit. In October 2009, we began to offer loans to finance premiums on insurance policies, including commercial property and casualty insurance, and professional liability insurance.

Loan Originations, Purchases, Sales, Participations, and Servicing.  All loans we originate for our portfolio are underwritten pursuant to our policies and procedures. In addition, all loans we originate under an origination assistance agreement with PHH Mortgage (PHH), conform to secondary market underwriting standards, whereby PHH processes and underwrites one- to four-family residential real estate loans, we fund the loans at origination, and elect to either portfolio the loan or sell it to PHH. Prior to entering into the origination assistance agreement with PHH in 2010, the Bank was a participating seller/servicer with Freddie Mac, and generally underwrote its one- to four-family residential real estate loans to conform with Freddie Mac standards. We may, based on proper approvals, approve loans with exceptions to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. All of our one- to four-family residential real estate loans are now generated through the origination assistance agreement we have in place with PHH. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, and referrals from branch personnel. A significant portion of our commercial real estate loans and multifamily real estate loans are generated by referrals from loan brokers, accountants, and other professional contacts.

We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate residential loans (terms of 10 years or less). Loans we sell consist primarily of conforming, longer-term, fixed-rate residential loans. We sold $5.7 million of one- to four-family residential real estate loans (generally fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2010, and had $1.2 million of loans held-for-sale at December 31, 2010.

We sell our loans without recourse, except for standard representations and warranties provided in secondary market transactions. Currently, we do not retain any servicing rights on one- to four-family residential real estate loans we sell. At December 31, 2010, we were servicing loans owned by others which consisted of $52.1 million of one- to four-family residential real estate loans. Historically, the origination of loans held for sale and related servicing activity has not been material to our operations. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

During the fourth quarter of 2009, the Company purchased approximately $35.4 million in insurance premium loans, and began offering these loans.

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

In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Bank’s board of directors. The appraisals of multifamily, mixed use, and commercial real estate properties are also reviewed by an independent third party hired by the Company. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

The board of directors maintains a loan committee consisting of five bank directors to periodically review and recommend for approval the Company’s policies related to lending (collectively, the “loan policies”) as prepared by management; approve or reject loan applicants meeting certain criteria; monitor loan quality including concentrations, and certain other aspects of the lending functions of the Company, as applicable. Northfield Bank’s lending officers have individual lending authority that is approved by the board of directors.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $1.2 million, $0, $0, $270,000, and $125,000 at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
Commercial	$339,321	41.04%	$327,802	44.99%	$289,123	49.05%	$243,902	57.50%	$207,680	50.75%
One- to four-family residential	78,032	9.44	90,898	12.48	103,128	17.49	95,246	22.45	107,572	26.29
Construction and land	35,054	4.24	44,548	6.11	52,158	8.85	44,850	10.57	52,124	12.74
Multifamily	283,588	34.30	178,401	24.48	108,534	18.41	14,164	3.34	13,276	3.24
Home equity and lines of credit	28,125	3.40	26,118	3.58	24,182	4.10	12,797	3.02	13,922	3.40
Commercial and industrial loans	17,020	2.06	19,252	2.64	11,025	1.87	11,397	2.69	11,022	2.70
Insurance premium loans	44,517	5.39	40,382	5.54	—	—	—	—	—	—
Other loans	1,062	0.13	1,299	0.18	1,339	0.23	1,842	0.43	3,597	0.88

Total loans	826,719	100.00%	728,700	100.00%	589,489	100.00%	424,198	100.00%	409,193	100.00%

Other items:
Deferred loan costs (fees), net	872		569		495		131		(4)
Allowance for loan losses	(21,819)		(15,414)		(8,778)		(5,636)		(5,030)

Net loans held-for-investment	$805,772		$713,855		$581,206		$418,693		$404,159

Loan Portfolio Maturities.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2011. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Commercial Real Estate		One- to Four-Family Residential		Construction and Land		Multifamily
		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Due during the years ending December 31,
2011	$11,132	6.38%	$1,773	6.99%	$24,679	6.39%	$4,619	5.55%
2012	8,425	5.50	590	5.83	1,916	6.74	1,282	6.06
2013	2,588	6.47	629	5.14	—	—	1,846	6.58
2014 to 2015	1,962	7.10	1,457	6.02	378	6.43	2,392	6.42
2016 to 2020	8,795	6.29	17,838	5.25	138	7.75	6,090	6.67
2021 to 2025	30,289	6.30	7,713	5.35	230	7.00	13,937	6.52
2026 and beyond	276,130	6.41	48,032	5.67	7,713	5.66	253,422	5.88

Total	$339,321	6.38%	$78,032	5.58%	$35,054	6.26%	$283,588	5.93%

	Home Equity and Lines of Credit		Commercial and Industrial		Insurance Premium		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Due during the years ending December 31,
2011	$12	4.94%	$8,155	6.29%	$43,521	6.54%	$1,062	2.54%	$94,953	6.38%
2012	1,272	6.76	300	5.72	996	5.09	—	—	14,781	5.81
2013	413	5.55	167	4.62	—	—	—	—	5,643	6.24
2014 to 2015	1,044	4.98	1,649	6.17	—	—	—	—	8,882	6.29
2016 to 2020	4,412	5.56	2,490	7.30	—	—	—	—	39,763	5.87
2021 to 2025	6,956	5.46	4,259	7.42	—	—	—	—	63,384	6.22
2026 and beyond	14,016	4.63	—	—	—	—	—	—	599,313	6.08

Total	$28,125	5.10%	$17,020	6.68%	$44,517	6.51%	$1,062	2.54%	$826,719	6.11%

The Company has a total of $599.3 million in loans due to mature in 2026 and beyond, of which $30.8 million, or 5.14%, are fixed rate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010, that are contractually due after December 31, 2011.

	Due After December 31, 2010
	Fixed Rate	Adjustable Rate	Total
	(In thousands)

Real estate loans:
Commercial	$24,578	$303,611	$328,189
One- to four-family residential	39,677	36,582	76,259
Construction and land	517	9,858	10,375
Multifamily	6,463	272,506	278,969
Home equity and lines of credit	15,743	12,370	28,113
Commercial and industrial loans	1,587	7,278	8,865
Insurance premium loans	996	—	996

Total loans	$89,561	$642,205	$731,766

Commercial Real Estate Loans.  Commercial real estate loans totaled $339.3 million, or 41.04% of our loan portfolio as of December 31, 2010. Commercial real estate loans at December 31, 2010 included $28.8 million secured primarily by hotels and motels, $55.4 million secured by office buildings, and $60.7 million secured by manufacturing buildings. Approximately $152.7 million of our commercial real estate loans are owner-occupied businesses. At December 31, 2010, our commercial real estate loan portfolio consisted of 349 loans with an average loan balance of approximately $972,000, although there are a large number of loans with balances substantially greater than this average. At December 31, 2010, our largest commercial real estate loan had a principal balance of $9.5 million, and was secured by a hotel. At December 31, 2010, this loan was performing in accordance with its original contractual terms.

Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The table below sets forth the property types collateralizing our commercial real estate loans as of December 31, 2010.

	At December 31, 2010
	Amount	Percent
	(Dollars in thousands)

Manufacturing	$60,685	17.9%
Office Building	55,398	16.3
Warehousing	32,801	9.7
Mixed Use	32,505	9.6
Accomodations	28,793	8.5
Retail	22,945	6.8
Services	19,139	5.6
Restaurant	12,095	3.6
Schools/Day Care	10,422	3.1
Recreational	4,458	1.3
Residential	2,864	0.8
Other	57,216	16.9

	$339,321	100.00%

Our commercial real estate loans typically amortize over 20- to 25-years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board. Variable rate loans originated subsequent to 2008 have generally been indexed to the five year London Interbank Offered Rate (LIBOR) swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and generally have prepayment penalties if the loan is repaid in the first three to five years.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of the property’s appraised value or purchase price. Certain single use property types have lower loan to appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor, where applicable, and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans are referred by brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential real estate loans. Commercial real estate loans generally have greater credit risk compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally largely depends on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender may affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than for residential properties.

Multifamily Real Estate Loans.  In recent years, the Company has focused on originating multifamily real estate loans. Loans secured by multifamily and mixed use properties totaled approximately $283.6 million, or 34.30% of our total loan portfolio at December 31, 2010. Mixed use properties classified as multifamily are defined by the Company as having more than four residential family units and a business or businesses. At December 31, 2010, we had 323 multifamily real estate loans with an average loan balance of approximately $878,000. At December 31, 2010, our largest multifamily real estate loan had a principal balance of $7.7 million and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our market areas.

Our multifamily real estate loans typically amortize over 20- to 30-years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board. Variable rate loans originated subsequent to 2008 generally have been indexed to the five year LIBOR swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the first three to five years.

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

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled, on October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of its multifamily loan portfolio, it believes that only one loan may be affected by the recent ruling regarding J-51. The loan has a principal balance of $7.7 million at December 31, 2010, and is current to its original contractual terms.

Construction and Land Loans.  At December 31, 2010, construction and land loans totaled $35.1 million, or 4.24% of total loans receivable. At December 31, 2010, the additional un-advanced portion of these construction loans totaled $7.1 million. At December 31, 2010, we had 33 construction and land loans with an average loan balance of approximately $1.1 million. At December 31, 2010, our largest construction and land loan had a principal balance of $4.7 million and was for the purpose of refinancing a land loan. This loan is performing in accordance with its original contractual terms.

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

Land loans also help finance the purchase of land intended for future development, including single-family housing, multifamily housing, and commercial property. In some cases, we may make an acquisition loan before the borrower has received approval to develop the land. In general, the maximum loan-to-value ratio for a land acquisition loan is 50% of the appraised value of the property, and the maximum term of these loans is two years. Generally, if the maturity of the loan exceeds two years, the loan must be an amortizing loan.

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

Commercial and Industrial Loans.  At December 31, 2010, commercial and industrial loans totaled $17.0 million, or 2.06% of the total loan portfolio. As of December 31, 2010, we had 84 commercial and industrial loans with an average loan balance of approximately $203,000, although we originate these types of loans in amounts substantially greater and smaller than this average. At December 31, 2010, our largest commercial and industrial loan had a principal balance of $2.9 million and was performing in accordance with its original contractual terms.

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

We make various types of secured and unsecured commercial and industrial loans to customers in our market area for the purpose of working capital and other general business purposes. The terms of these loans generally range from less than one year to a maximum of 15 years. The loans either are negotiated on a fixed-rate basis or carry adjustable interest rates indexed to a market rate index.

Commercial credit decisions are based on our credit assessment of the applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and assess the risks involved.

Personal guarantees of the principals are typically obtained. In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the secondary sources of repayment for the loan, such as pledged collateral and the financial stability of the guarantors. Credit agency reports of the guarantors’ personal credit history supplement our analysis of the applicant’s creditworthiness. We also attempt to confirm with other banks and conduct trade investigations as part of our credit assessment of the borrower. Collateral supporting a secured transaction also is analyzed to determine its marketability.

Commercial and industrial loans generally carry higher interest rates than one- to four- family residential real estate loans of like maturity because they have a higher risk of default since their repayment generally depends on the successful operation of the borrowers’ business. Commercial and industrial loans have greater credit risk than one- to four- family residential real estate loans.

Insurance premium loans.  At December 31, 2010, insurance premium loans totaled $44.5 million, or 5.39% of the total loan portfolio. As of December 31, 2010, we had 5,479 insurance premium loans with an average loan balance of approximately $8,000, although we originate these types of loans in amounts substantially greater and smaller than this average. At December 31, 2010, our largest insurance premium loan had a principal balance of $1.4 million and was performing in accordance with its original contractual terms.

Our insurance premium loans typically amortize over nine to twelve months at fixed rates and typically require a down payment of 15 to 20%. These loans are structured (down payment and repayment term) such that the unpaid loan balance is generally fully secured by the unearned premiums refundable by insurance carriers. Insurance premium loan credit decisions generally are based on our credit assessment of the insurance carrier, and in some instances, the credit assessment of the borrower. Because the agent or broker is the primary contact to the ultimate borrowers who are located nationwide, and because proceeds and our collateral may be handled by the agent or brokers during the term of the loan, we may be more susceptible to third party (i.e., agent or broker) fraud. The Company performs ongoing credit and other reviews of the agents and brokers, and performs various internal audit steps to mitigate against the risk of any fraud.

One- to Four-Family Residential Real Estate Loans.  At December 31, 2010, we had 490 one- to four-family residential real estate loans outstanding with an aggregate balance of $78.0 million, or 9.44% of our total loan portfolio. As of December 31, 2010, the average balance of one- to four-family residential real estate loans was approximately $159,000, although we have originated this type of loan in amounts substantially greater and smaller than this average. At December 31, 2010, our largest loan of this type had a principal balance of $2.4 million and was performing in accordance with its original contractual terms.

We offer first and second residential real estate loans secured primarily by owner-occupied, one- to four-family residences through an origination assistance agreement with an independent lending institution, PHH Mortgage (PHH), whereby PHH processes and underwrites one- to four-family loans, we fund the loans at origination, and elect to either portfolio the loan or sell it to PHH. PHH retains full servicing of all loans, regardless of our ownership election. Prior to entering into an origination assistance agreement with PHH in 2010, the Bank was a participating seller/servicer with Freddie Mac, and generally underwrote its one- to four-family residential mortgage loans to conform with Freddie Mac standards.

For all one- to four-family loans originated through the origination assistance agreement with PHH, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is ordered by PHH from an independent appraiser. One to four-family loans sold to PHH under a Loan and Servicing Rights Purchase and Sale Agreement totaled $5.7 million during the year ended December 31, 2010. As of December 31, 2010, the Bank’s portfolio of one- to four-family mortgage loans serviced for others totaled $52.1 million. The Bank does not retain servicing on loans sold to PHH.

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

Home Equity Loans and Lines of Credit.  At December 31, 2010, we had 482 home equity loans and lines of credit with an aggregate outstanding balance of $28.1 million, or 3.40% of our total loan portfolio. Of this total, there were outstanding home equity lines of credit of $13.5 million, or 1.63% of our total loan portfolio. At December 31, 2010, the average home equity loans and lines of credit balance was approximately $58,000, although we originate these types of loans in amounts substantially greater and lower than this average. At December 31, 2010, our largest home equity line of credit outstanding was $1.5 million and our largest home equity loan was $307,000 and both were performing in accordance with their original contractual terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are variable rate loans tied to a prime rate index as published in the Wall Street Journal adjusted for a margin, and have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term. Our home equity loans typically are fully amortizing with fixed terms to 20 years. Home equity loans and lines of credit generally are underwritten with the same criteria we use to underwrite fixed-rate, one- to four-family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise (or obtain an automated valuation model for) the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

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

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans also are placed on non-accrual status at any time if the ultimate collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, and only if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Lending Officer reports monitored loans, including all loans rated watch, special mention, substandard, doubtful or loss, to the loan committee of the board of directors on a monthly basis.

For economic reasons and to maximize the recovery of loans, the Company works with borrowers experiencing financial difficulties, and will consider modifications to a borrower’s existing loan terms and conditions that it would not otherwise consider, commonly referred to as troubled debt restructurings (“TDR”). The Company records an impairment loss associated with TDRs, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less cost to sell, if the loan is collateral dependent. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period.

Non-Performing and Restructured Loans.  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2010, 2009, 2008, 2007, and 2006, we had troubled debt restructurings of $20.0 million, $10.7 million, $1.0 million, $1.3 million, and $1.7 million, respectively, which are included in the appropriate categories which appear within non-accrual loans. Additionally, we had $11.2 million and $7.3 million of troubled debt restructurings on accrual status at December 31, 2010 and 2009, respectively, which do not appear in the table below. We had no troubled debt restructurings on accrual status at December 31, 2008, 2007, and 2006. Generally, the types of concession that we make to troubled borrowers include reduction in interest rates and payment extensions. At December 31, 2010, 69% of TDRs are commercial real estate loans, 13% are construction loans, 12% are multifamily loans, and 6% are one- to four-family residential loans. At December 31, 2010, $23.5 million, or 75.4% of loans subject to restructuring agreements were performing in accordance with their restructured terms. All of the $11.2 million of accruing troubled debt restructurings, and $12.3 million of the $20.0 million of non-accruing troubled debt restructurings, were performing in accordance with their restructured terms.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Commercial	$46,388	$28,802	$4,416	$4,792	$5,167
One- to four-family residential	1,275	2,066	1,093	231	234
Construction and land	5,122	6,843	2,675	3,436	—
Multifamily	4,863	2,118	1,131	—	—
Home equity and lines of credit	181	62	100	104	36
Commercial and industrial loans	1,323	1,740	86	43	905
Insurance premium loans	129	—	—	—	—
Other loans	—	—	1	—	—

Total non-accrual loans	59,281	41,631	9,502	8,606	6,342

Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	—	—	—	—	—
One- to four-family residential	1,108	—	—	—	—
Construction and land	404			753	275
Multifamily	—	—	137	—	—
Home equity and lines of credit	59	—	—	—	—
Commercial and industrial loans	38	191	—	475	498
Insurance premium loans	—	—	—	—	—
Other loans	—	—	—	—	—

Total loans delinquent 90 days or more and still accruing	1,609	191	137	1,228	773

Total non-performing loans	60,890	41,822	9,639	9,834	7,115

Other real estate owned	171	1,938	1,071	—	—

Total non-performing assets	$61,061	$43,760	$10,710	$9,834	$7,115

Ratios:
Non-performing loans to total loans held-for-investment, net	7.36%	5.73%	1.63%	2.32%	1.74%
Non-performing assets to total assets	2.72	2.19	0.61	0.71	0.55
Total assets	$2,247,167	$2,002,274	$1,757,761	$1,386,918	$1,294,747
Loans held-for-investment, net	827,591	729,269	589,984	424,329	409,189

The table below sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2010.

	At December 31, 2010
	Amount	Percent
	(In thousands)

Manufacturing	$17,341	37.4%
Office building	8,589	18.5
Restaurant	4,802	10.4
Retail	3,994	8.6
Services	3,019	6.5
Warehouse	2,443	5.3
Recreational	792	1.7
Other	5,408	11.6

Total	$46,388	100.0%

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. On the date property is acquired it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. At December 31, 2010, the Company owned seven properties with a combined carrying value of $171,000. The properties consist of seven single family and mixed use properties located in Trenton, New Jersey. The Company currently is renting certain of the properties and has contracted with a third party to assist in disposing of all properties.

Potential Problem Loans and Classification of Assets.  The current economic environment continues to negatively affect certain borrowers. Our loan officers continue to monitor their loan portfolios, including evaluation of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current and deteriorating economic environment. Based on this evaluation, we determine an appropriate strategy to assist borrowers, with the objective of maximizing the recovery of the related loan balances.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. On the basis of our review of our assets at December 31, 2010, classified assets (which are not reported as non-performing assets in the preceding table) consisted of substandard assets of $29.6 million and no doubtful or loss assets. We also had $10.9 million of assets designated as special mention.

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

(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review the allowance for loan losses. The Office of Thrift Supervision may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last regulatory examination was as of September 30, 2010.

The Company also maintains an unallocated component related to the general loss allocation. Management does not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and the Company’s internal credit audit process. Generally, management will establish higher levels of unallocated reserves between independent credit audits, and between appraisal reviews for larger impaired loans. Adjustments to the provision for loans due to the receipt of updated appraisals is mitigated by management’s quarterly review of real estate market index changes, and reviews of property valuation trends noted in current appraisals being received on other impaired and unimpaired loans. These changes in indicators of value are applied to impaired loans that are awaiting updated appraisals.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$15,414	$8,778	$5,636	$5,030	$4,795

Charge-offs:
Commercial real estate	(987)	(1,348)	(1,002)	—	—
One- to four-family residential	—	(63)	—	—	—
Construction and land	(443)	(686)	(761)	—	—
Multifamily	(2,132)	(164)	—	—	—
Insurance premium finance loans	(101)	—	—	—	—
Commercial and industrial	(36)	(141)	(165)	(814)	—
Other	—	—	(12)	(22)	—

Total charge-offs	(3,699)	(2,402)	(1,940)	(836)	—
Recoveries:
Insurance premium finance loans	20	—	—	—	—

Total recoveries	20	—	—	—	—

Net (charge-offs) recoveries	(3,679)	(2,402)	(1,940)	(836)	—
Provision for loan losses	10,084	9,038	5,082	1,442	235

Balance at end of year	$21,819	$15,414	$8,778	$5,636	$5,030

Ratios:
Net charge-offs to average loans outstanding	0.47%	0.37%	0.38%	0.20%	—%
Allowance for loan losses to non-performing loans at end of year	35.83	36.86	91.07	57.31	70.70
Allowance for loan losses to loans held-for- investment, net at end of year	2.64	2.11	1.49	1.33	1.23

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

	At December 31,
	2010		2009		2008
		Percent of		Percent of		Percent of
	Allowance for	Loans in Each		Loans in Each		Loans in Each
	Loan	Category to	Allowance for	Category to	Allowance for	Category to
	Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Real estate loans:
Commercial	$12,654	41.04%	$8,403	44.99%	$5,176	49.05%
One- to four-family residential	570	9.44	163	12.48	131	17.49
Construction and land	1,855	4.24	2,409	6.11	1,982	8.85
Multifamily	5,137	34.30	1,866	24.48	788	18.41
Home equity and lines of credit	242	3.40	210	3.58	146	4.10
Commercial and industrial	719	2.06	1,877	2.64	523	1.87
Insurance premium loans	111	5.39	101	5.54	—	—
Other	28	0.13	34	0.18	32	0.23

Total allocated allowance	21,316	100.00%	15,063	100.00%	8,778	100.00%

Unallocated	503		351		—

Total	$21,819		$15,414		$8,778

	At December 31,
	2007		2006
		Percent of		Percent of
		Loans in Each		Loans in
	Allowance for	Category to	Allowance for	Each Category to
	Loan Losses	Total Loans	Loan Losses	Total Loans
	(Dollars in thousands)

Real estate loans:
Commercial	$3,456	57.50%	$2,421	50.75%
One- to four-family residential	60	22.45	189	26.29
Construction and land	1,461	10.57	1,303	12.74
Multifamily	99	3.34	113	3.24
Home equity and lines of credit	38	3.02	46	3.40
Commercial and industrial	484	2.69	891	2.70
Insurance premium finance loans	—	—	—	—
Other	38	0.43	25	0.88

Total allocated allowance	5,636	100.00%	4,988	100.00%

Unallocated	—		42

Total	$5,636		$5,030

Securities

We conduct investment transactions in accordance with our board approved investment policy which is reviewed at least annually by the risk committee, and any changes to the policy are subject to ratification by the full board of directors. This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, and consistency with our interest rate risk management strategy. Our Treasurer executes our securities portfolio transactions, within policy requirements, with the approval of either the Chief Executive Officer or the Chief Financial Officer. NSB Services Corp.’s and NSB Realty Trust’s Investment Officers execute security portfolio transactions in accordance with investment policies that substantially mirror the Bank’s investment policy. All purchase and sale transactions are reviewed by the risk committee at least quarterly.

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

The Bank’s investment policy does not permit investment in municipal bonds, preferred and common stock of other entities including U.S. Government sponsored enterprises or equity securities other than our required investment in the common stock of the Federal Home Loan Bank of New York, or as permitted for community reinvestment purposes or for the purposes of funding the Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2010, we held no asset-backed securities other than mortgage-backed securities. Our board of directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of such instruments as financial futures, interest rate options, and swaps.

At the time of purchase, the Company must designate a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for further discussion). At December 31, 2010, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and to a lesser extent private label mortgage-backed securities, mutual funds, corporate securities, and agency bonds. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

We purchase mortgage-backed securities insued or guaranteed primarily by Fannie Mae, Freddie Mac, or Ginnie Mae, and to a lesser extent, we acquire securities issued by private companies (private label). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, or Ginnie Mae. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

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

The timely payment of principal and interest on these REMICs is generally supported (credit enhanced) in varying degrees by either insurance issued by a financial guarantee insurer, letters of credit, over collateralization, or subordination techniques. Substantially all of these securities are rated “AAA” by Standard & Poor’s or Moody’s at the time of purchase. Privately issued REMICs and pass-throughs can be subject to certain credit-related risks normally not associated with U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities. The loss protection generally provided by the various forms of credit enhancements is limited, and losses in excess of certain levels are not protected. Furthermore, the credit enhancement itself may be subject to the creditworthiness of the credit enhancer. Thus, in the event a credit enhancer does not fulfill its obligations, the holder could be subject to risk of loss similar to a purchaser of a whole loan pool. Management believes that the credit enhancements are adequate to protect us from material losses on our privately issued mortgage-backed securities.

At December 31, 2010, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than three years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least monthly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of New York common stock) at the dates indicated. As of December 31, 2010, 2009, and 2008, we also had a trading portfolio with a market value of $4.1 million, $3.4 million, and $2.5 million, respectively, consisting of mutual funds quoted in actively traded markets. These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2010		2009		2008
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$342,316	$355,795	$404,128	$418,060	$532,870	$546,244
Non-GSEs	27,801	27,878	65,363	62,466	65,040	55,778
REMICs:
GSEs	622,582	622,077	344,150	349,088	242,557	245,492
Non-GSEs	65,766	69,389	111,756	114,194	90,446	83,695
Equity investments(1)	12,437	12,353	21,820	21,872	9,025	9,025
GSE bonds bonds	34,988	35,033	28,994	28,983	—	—
Corporate bonds	119,765	121,788	134,595	137,140	17,319	17,351

Total securities available-for-sale	$1,225,655	$1,244,313	$1,110,806	$1,131,803	$957,257	$957,585

(1)	Mutual funds

	At December 31,
	2010		2009		2008
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$854	$899	$874	$901	$6,132	$6,273
REMICs:
GSEs	4,206	4,374	5,866	6,029	8,347	8,315

Total securities held-to-maturity	$5,060	$5,273	$6,740	$6,930	$14,479	$14,588

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2010, that exceeded 10% of our stockholders’ equity as of that date.

	At December 31, 2010
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Mortgage-backed securities
Freddie Mac	$556,982	$559,951
Fannie Mae	$396,159	$405,929
JP Morgan Chase	$45,317	$47,436

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2009, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 20110, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)

Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$86,561	4.22%	$155,039	4.47%	$100,716	3.80%	$342,316	$355,795	4.21%
Non-GSEs	—	—%	—	—%	16,938	5.05%	10,863	5.53%	27,801	27,878	5.24%
REMICs:
GSEs	2,494	3.67%	133,392	1.55%	191,507	2.17%	295,189	2.31%	622,582	622,077	2.11%
Non-GSEs	—	—%	—	—%	61,992	4.97%	3,774	3.05%	65,766	69,389	4.86%
Equity investments	12,437	3.90%	—	—%	—	—%	—	—%	12,437	12,353	3.90%
GSE bonds	—	—%	34,988	2.14%	—	—%	—	—%	34,988	35,033	2.14%
Corporate bonds	64,393	2.69%	55,372	2.80%	—	—%	—	—%	119,765	121,788	2.74%

Total securities available-for-sale	$79,324	2.91%	$310,313	2.59%	$425,476	3.53%	$410,542	2.77%	$1,225,655	$1,244,313	3.00%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	—%	$—	—%	$—	—%	$854	5.36%	$854	$899	5.36%
REMICs:
GSE	—	—%	—	—%	—	—%	4,206	3.79%	4,206	4,374	3.79%

Total securities held-to-maturity	$—	—%	$—	—%	$—	—%	$5,060	4.06%	$5,060	$5,273	4.06%

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the Federal Home Loan Bank of New York and other financial institutions to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan payments, maturing investments, loan prepayments, and retained income on other earning assets.

Deposits.  We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits on a limited basis, when it is deemed cost effective. At December 31, 2010 and 2009, we had brokered certificates of deposits totaling $68.4 million and $54.8 million, respectively.

Interest rates offered generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, and our deposit growth goals.

At December 31, 2010, we had a total of $553.0 million in certificates of deposit, of which $474.0 million had remaining maturities of one year or less. Based on our experience and current pricing strategy, we believe we will retain a significant portion of these accounts at maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended December 31,
	2010			2009
			Weighted			Weighted
			Average	Average		Average
	Average Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Non-interest bearing demand	$114,450	8.28%	—%	$99,950	8.50%	—%
NOW	71,130	5.15	1.39	51,336	4.36	1.48
Money market accounts	243,612	17.64	1.05	157,620	13.40	1.56
Savings	361,592	26.18	0.44	357,938	30.43	0.79
Certificates of deposit	590,445	42.75	1.43	509,610	43.31	2.39

Total deposits	$1,381,229	100.00%	0.98%	$1,176,454	100.00%	1.55%

	For the Year Ended December 31, 2008
			Weighted
	Average		Average
	Balance	Percent	Rate
	(Dollars in thousands)

Non-interest bearing demand	$94,499	10.41%	—%
NOW	63,512	7.00	1.97
Money market accounts	64,444	7.10	2.95
Savings accounts	317,426	34.97	0.86
Certificates of deposit	367,806	40.52	3.44

Total deposits	$907,687	100.00%	2.04%

As of December 31, 2010, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $280.8 million. The following table sets forth the maturity of these certificates at December 31, 2010.

At
December 31,
2010
(In thousands)

Three months or less	$94,776
Over three months through six months	66,510
Over six months through one year	77,398
Over one year to three years	6,818
Over three years	35,267

Total	$280,769

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) with third party financial institutions, as well as advances from the Federal Home Loan Bank of New York and the Federal Reserve Bank. As of December 31, 2010, our repurchase agreements totaled $243.0 million, or 13.1% of total liabilities, capitalized lease obligations totaled $1.9 million, or 0.10% of total liabilities, and our Federal Home Loan Bank advances totaled $146.3 million, or 7.9% of total liabilities. At December 31, 2010, the Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $398.2 million, utilizing unencumbered securities of $442.4 million at December 31, 2010. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by pledged mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or for the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$391,237	$279,424	$332,084
Average balance during year	$330,693	$297,365	$277,227
Maximum outstanding at any month end	$391,237	$345,506	$382,107
Weighted average interest rate at end of year	2.97%	3.63%	3.70%
Average interest rate during year	3.28%	3.62%	3.51%

Employees

As of December 31, 2010, we had 225 full-time employees and 36 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2010, Northfield Bank’s investment in NSB Services Corp. was $586.4 million, and NSB Services Corp. had assets of $586.6 million and liabilities of $132,000 at that date. At December 31, 2010, NSB Services Corp.’s investment in NSB Realty Trust was $587.7 million, and NSB Realty Trust had $587.7 million in assets, and liabilities of $14,000 at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank. At December 31, 2010, Northfield Bank’s investment in NSB Insurance Agency was $1,000.

SUPERVISION AND REGULATION

General

Northfield Bank is regulated and supervised by the Office of Thrift Supervision and also is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and the institution’s depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). In addition, the Office of Thrift Supervision formally evaluated risk and risk management practices of the institution. Under federal law, an institution may not disclose its CAMELS rating to the public. Northfield Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision periodically examines Northfield Bank and prepares reports of its findings for the consideration of its board of directors. Northfield Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Northfield Bank’s loan documents.

Northfield Bancorp, Inc. and Northfield Bancorp, MHC, are savings and loan holding companies, and are required to file certain reports with, be examined by, and otherwise comply with the rules and regulations of the Office of Thrift Supervision. Northfield Bancorp, Inc. also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in the laws or regulations applicable to Northfield Bank, Northfield Bancorp, Inc. or Northfield Bancorp, MHC, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, or Congress, could have a material adverse effect on their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’’) made extensive changes in the regulation of federal savings banks such as Northfield Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated. Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks. The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension. At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Northfield Bancorp, MHC and Northfield Bancorp, Inc. will be transferred to the Federal Reserve Board, which currently supervises bank holding companies. Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Northfield Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

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

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and other investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Northfield Bank may invest in mortgage loans secured by one- to four-residential real estate without limitation as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. Northfield Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Northfield Bank, including real estate investment, and securities and insurance brokerage.

Capital Requirements.  Office of Thrift Supervision regulations requires savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% (core) capital ratio, and an 8% total risk-based capital ratio.

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

At December 31, 2010, Northfield Bank’s capital exceeded all applicable requirements. The Office of Thrift Supervision currently does not mandate capital standards for Northfield Bancorp, Inc. or Northfield Bancorp, MHC.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2010, Northfield Bank’s largest lending relationship with a single or related group of borrowers totaled $17.5 million, which represented 5.6% of unimpaired capital and surplus. Therefore, Northfield Bank was in compliance with the loans-to-one borrower limitations at December 31, 2010.

Qualified Thrift Lender Test.  As a federal savings bank, Northfield Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Northfield Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill, and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

A savings bank that fails the qualified thrift lender test is subject to certain restrictions on operations. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2010, Northfield Bank maintained approximately 79.6% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

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

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation, or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquidity to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings not subject to pledge of 35% or greater. At December 31, 2010, this ratio was 67.9%.

Assessments.  The Office of Thrift Supervision charges assessments to recover the costs of regulating and supervising savings banks and their affiliates. These assessments are based on three components: the size of the savings bank on which the basic assessment is based; the savings bank’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings bank with a composite rating of 3, 4, or 5 in its most recent safety and soundness examination; and the complexity of the bank’s operations. For 2010, the Company’s total assessment was approximately $390,000.

The Office of the Comptroller of the Currency, which will assume the primary regulation of savings banks as part of the Dodd-Frank Act regulatory restructuring, also supports its operations through assessments on regulated institutions.

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

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Northfield Bank. Northfield Bancorp, Inc. and Northfield Bancorp, MHC are affiliates of Northfield Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies, and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets, and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Northfield Bank’s authority to extend credit to its directors, executive officers, and principal stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h)

of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons, and that do not involve more than the normal risk of repayment or present other unfavorable features (except for extensions of credit made pursuant to lending programs are widely available to the employees of the institution and do not give preference to insiders); and

(ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Northfield Bank’s capital.

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

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take actions under specified circumstances.

The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority over federal savings banks as part of the Dodd-Frank Act regulatory restructuring.

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

At December 31, 2010, Northfield Bank met the criteria for being considered “well-capitalized.”

Federal Reserve System.  The Federal Reserve System requires all depository institutions to maintain noninterest-bearing reserves at specified levels against transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the Office of Thrift Supervision liquidity requirements.

Savings institutions have authority to borrow from the Federal Reserve System “discount window.” Northfield Bank maintains a “primary credit” facility at the Federal Reserve’s discount window. Northfield Bank had no borrowings from the Federal Reserve’s discount window as of December 31, 2010.

Insurance of Deposit Accounts.  Northfield Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to amend its procedures to base assessments on total average assets less average tangible equity rather than deposits. The Federal Deposit Insurance Corporation has finalized the rule on February 7, 2011, and it will be effective for the second quarter 2011, assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That pre-payment, which included an assumed assessment base increase of 5%, was due on December 30, 2009. The prepayment was recorded as a prepaid expense (an asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid expense.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. Northfield Bank opted not to participate in the unlimited coverage for noninterest bearing transaction accounts and Northfield Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC also did not participate in the debt guarantee program. The Dodd-Frank Act adopted unlimited coverage for certain non-interest bearing transactions accounts for January 1, 2011 through December 31, 2012, with no opt out option.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010, averaged 1.045 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are targeted to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Northfield Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition, or violation that might lead to termination of Northfield Bank’s deposit insurance.

Federal Home Loan Bank System

Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Northfield Bank is

required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. As of December 31, 2010, Northfield Bank was in compliance with its ownership requirement, holding $9.8 million of Federal Home Loan Bank of New York stock.

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

The Dodd-Frank Act transfers to the Federal Reserve Board the responsibility for regulating, and supervising savings and loan holding companies. The Federal Reserve Board will assume the regulation and supervision of Northfield Bancorp, MHC, and Northfield Bancorp, Inc. on July 21, 2011 (subject to a possible six-month extension).

Permitted Activities.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company, such as Northfield Bancorp, Inc., may, with appropriate regulatory approvals, engage in the following activities:

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

(b) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; or

(x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting, provided that the mutual holding company meets the qualitative criteria applicable to financial holding companies and otherwise complies with the requirements that would apply to a financial holding company’s conduct of the activity involved, and

(xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.

(xii) If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (x) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Northfield Bancorp, Inc. and Northfield Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider such things as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by Northfield Bancorp, MHC.  Office of Thrift Supervision regulations require Northfield Bancorp, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Northfield Bancorp, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and

(ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Northfield Bancorp, MHC waived approximately $4.7 million in dividends declared in 2010.

Recently, the Office of Thrift Supervision has required a mutual holding company seeking a dividend waiver to have at least $50,000 in liquid assets.

The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies from the Office of Thrift Supervision to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act. Northfield Bancorp, MHC was formed, engaged in a minority stock offering (through Northfield Bancorp, Inc.), and waived dividends prior to December 1, 2009.

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued by mutual holding companies before May 19, 2010 will be grandfathered. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

The Dodd-Frank Act provides that waived dividends will not be considered in determining the appropriate exchange ratio after the transfer of responsibilities to the Federal Reserve Board, provided that the mutual holding company involved was formed, engaged in a minority offering and waived dividends prior to December 1, 2009. Northfield Bancorp, MHC was formed, engaged in a minority stock offering (through Northfield Bancorp, Inc.), and waived dividends prior to December 1, 2009.

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

Regulatory Restructuring Legislation

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs, and interest expense for Northfield Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC.

Federal Securities Laws

Northfield Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Northfield Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

The State of New York passed legislation in August of 2010 to conform the bad debt deduction allowed under Article 32 of the New York State tax law to the bad debt deduction allowed for federal income tax purposes. As a result, Northfield Bank no longer establishes, or maintains, a New York reserve for losses on loans, and is required to claim a deduction for bad debts in an amount equal to its actual loan loss experience. In addition, this legislation eliminated the potential recapture of the New York tax bad debt reserve that could have otherwise occurred in certain circumstances under New York State tax law prior to August of 2010. As a result of this new legislation, the Company reversed approximately $738,000 in deferred tax liabilities during the third quarter of 2010.

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

At December 31, 2010, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2010, Northfield Bancorp Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

The material risks and uncertainties that management believes affect us are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, “Forward-Looking Statements.”

Our Concentration in Multifamily Loans, Commercial Real Estate Loans, and Construction and Land Lending Could Expose Us to Increased Lending Risks and Related Loan Losses

Our current business strategy is to continue to emphasize multifamily loans and to a lesser extent commercial real estate loans. At December 31, 2010, $658.0 million, or 79.6% of our total loan portfolio, consisted of multifamily, commercial real estate, and construction and land loans. As a result, our credit risk profile may be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential mortgage loans. In addition, at December 31, 2010, our largest industry concentration of commercial real estate loans was hotels and motels, which totaled $28.8 million, or 8.5% of commercial real estate loans at that date.

A Significant Portion of Our Loan Portfolio is Unseasoned

Our loan portfolio has grown to $826.7 million at December 31, 2010, from $409.2 million at December 31, 2006. It is difficult to assess the future performance of these recently originated loans because of our relatively limited history in commercial real estate, multifamily, and construction lending. These loans may experience higher delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

Because Most of Our Borrowers are Located in the New York Metropolitan Area, a Prolonged Downturn in the Local Economy, and a Decline in Local Real Estate Values Could Cause an Increase in Nonperforming Loans, or a Decrease in Loan Demand, Which Would Reduce our Profits

Substantially all loans are secured by real estate located in our primary market areas. Continued weakness in our economy and our real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans. Real estate values are affected by various other factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies, natural disasters, and terrorist attacks. Continued negative economic conditions also could result in reduced loan demand and a decline in loan originations.

Declines in Real Estate Values Could Decrease Our Loan Originations and Increase Delinquencies and Defaults

Declines in real estate values in our market area could adversely affect our results from operations. Like all financial institutions, we are subject to the effects of any economic downturn. In particular, a significant decline in real estate values would likely lead to a decrease in new multifamily, commercial real estate, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio. Declines in the average sale prices of real estate in our primary markets could lead to higher loan losses.

Continued Increases in Loan Delinquencies and Defaults Could Result in Further Deterioration of Our Asset Quality Ratios

If delinquencies do not improve, and non-accrual and non-performing loans continue to increase, our asset quality ratios, such as non-performing loans to total loans held-for-investment, net, could deteriorate.

We Could Record Future Losses on Our Securities Portfolio

During the year ended December 31, 2010, we recognized total other-than-temporary impairment on our securities portfolio of $962,000, of which $154,000 was considered to be credit-related and, therefore, recorded as a loss through a reduction of non-interest income. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to our securities portfolio constitutes additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, a continued failure by an issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

If the Company’s Investment in the Common Stock of the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Earnings and Stockholders’ Equity Could Decrease

The Company owns stock of the Federal Home Loan Bank of New York (FHLB-NY), which is part of the Federal Home Loan Bank System. The FHLB-NY common stock is held to qualify for membership in the FHLB-NY and to be eligible to borrow funds under the FHLB-NY’s advance programs. The aggregate cost of our FHLB-NY common stock as of December 31, 2010, was $9.8 million based on its par value. There is no market for FHLB-NY common stock.

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

A Significant Amount of Our Securities Portfolio is Guaranteed or Issued by Fannie Mae or Freddie Mac

Both Fannie Mae and Freddie Mac are under conservatorship with the Federal Housing Finance Agency. On February 11, 2011, the Obama administration presented the U.S. Congress with a report of its proposals for reforming America’s housing finance market with the goal of scaling back the role of the U.S. government in, and promoting the return of private capital to, the mortgage markets and ultimately winding down Fannie Mae and Freddie Mac. Without mentioning a specific time frame, the report calls for the reduction of the role of Fannie Mae and Freddie Mac in the mortgage markets by, among other things, reducing conforming loan limits, increasing guarantee fees, and requiring larger down payments by borrowers. The report presents three options for the long-term structure of housing finance, all of which call for the unwinding of Fannie Mae and Freddie Mac and a reduced role of the government in the mortgage market: (1) a system with U.S. government insurance limited to a narrowly targeted group of borrowers; (2) a system similar to (1) above except with an expanded guarantee during times of crisis; and (3) a system where the U.S. government offers catastrophic reinsurance for the securities of a targeted range of mortgages behind significant private capital. We cannot be certain if or when Fannie Mae and Freddie Mac will be wound down, if or when reform of the housing finance market will be implemented or what the future role of the U.S. government will be in the mortgage market, and, accordingly, we will not be able to determine the effect that any such reform may have on us until a definitive reform plan is adopted.

Changes in Our Accounting Policies or in Accounting Standards Could Materially Affect How We Report Our Financial Results and Condition

Our accounting policies are essential to understanding our financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board (FASB) and the Securities Exchange Commission (SEC) change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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

We Hold Certain Intangible Assets that Could Be Classified as Impaired in The Future. If These Assets Are Considered To Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease

We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, We Face Significant Operational Risks

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Northfield Bank is Required to Maintain a Significant Percentage of its Total Assets in Residential Mortgage Loans and Investments Secured by Residential Mortgage Loans, Which Restricts Our Ability to Diversify Our Loan Portfolio

A federal savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments, for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and as a result of Dodd-Frank, failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

We Are Subject to Extensive Regulatory Oversight

We are subject to extensive supervision, regulation, and examination by the OTS and by the FDIC. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing, and amount of dividend payments, the classification of assets, adequacy of our community reinvestment activities, and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have the authority to impose monetary penalties and other sanctions on institutions which fail to comply with these laws and regulations.

Legislative or Regulatory Responses to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting the bank’s rights as creditor, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities, or increased expense in pursuing our remedies as a creditor.

Financial Reform Legislation Recently Enacted by Congress Will, Among Other Things, Eliminate the Office of Thrift Supervision, Tighten Capital Standards, Create a New Consumer Financial Protection Bureau and Result in New Laws and Regulations that are Expected to Increase Our Costs of Operations

The President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which will significantly change the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and require Northfield Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like Northfield Bancorp, Inc. These capital requirements are substantially similar to the capital requirements currently applicable to Northfield Bank, as described in “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Value of Our Deferred Tax Assets (DTAs) Could be Reduced if Corporate Tax Rates in the United States are Decreased.

There have been recent discussions in Congress and by the Obama Administration regarding potentially decreasing the United States corporate tax rate. While we may benefit in some respects from any decreases in these corporate tax rates, any reduction in the United States corporate tax rate would result in a decrease to the value of our DTAs, which could be significant.

Recent Health Care Legislation Could Increase Our Expenses or Require us to Pass Further Costs on to Our Employees, Which Could Adversely Affect Our Operations, Financial Condition and Results of Operations

Legislation enacted in 2010 requires companies to provide expanded health care coverage to their employees, such as affordable coverage to part-time employees and coverage to dependent adult children of employees. Companies will also be required to enroll new employees automatically into one of their health plans. Compliance with these and other new requirements of the health care legislation will increase our employee benefits expense, and may require us to pass these costs on to our employees, which could give us a competitive disadvantage in hiring and retaining qualified employees.

We Have Been Negatively Affected by Current Market and Economic Conditions. A Continuation or Worsening of These Conditions Could Adversely Affect Our Operations, Financial Condition, and Earnings

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment, continuing through 2010. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Our commercial and multi-family real estate loan customers have experienced increases in vacancy rates and declines in rental rates for both multi-family and commercial properties. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition, and earnings.

Current Market and Economic Conditions and Related Government Responses May Significantly Affect Our Operations, Financial Condition, and Earnings

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment, continuing through 2011. The resulting economic pressure on consumers and businesses could adversely affect our business, financial condition, and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.

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

In addition, the recent crises in the financial services industry have resulted in a number of financial services companies such as investment banks and automobile and real estate finance companies electing to become bank holding companies. These financial services companies traditionally have generated funds from sources other than insured bank deposits. Many of the alternative funding sources traditionally utilized by these companies are no longer available. This has resulted in these companies relying more on insured bank deposits to fund their operations, which has increased competition for deposits and the related costs of such deposits. Our profitability depends on our continued ability to compete successfully in our market areas. For additional information, see “Business — Northfield Bank — Market Area and Competition.”

Changes in Market Interest Rates Could Adversely Affect Our Financial Condition and Results of Operations

Our financial condition and results of operations are significantly affected by changes in market interest rates. Our results of operations substantially depend on our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, we may have to increase the rates we pay on our deposits and borrowed funds more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. In addition, the effect of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.

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

Our Financial Condition and Results of Operations Could be Negatively Affected if We Fail to Grow or Fail to Manage our Growth Effectively

Our business strategy includes significant growth plans. We intend to continue pursuing a profitable growth strategy. Our prospects must be considered carefully in light of risks, expenses and difficulties frequently encountered by companies in significant growth strategies. We cannot assure you that we will be able to expand our market presence in our existing markets or that any such expansion will not adversely affect our results of operations. Failure to effectively grow could have a material adverse effect on our business, future prospects, financial condition, or results of operations and could adversely affect our ability to successfully implement our business strategy. In addition, if we grow more slowly than anticipated, our operating results could be adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

Acquisitions may Disrupt our Business and Dilute Shareholder Value

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

We may Eliminate Dividends on Our Common Stock

Although we have been paying a quarterly cash dividend to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies or the inability to waive dividends to Northfield Bancorp, MHC, could cause our board of directors to consider, among other things, the elimination of dividends paid on our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

No unresolved staff comments.

ITEM 2.	PROPERTIES

The Bank operates from our home office in Staten Island, New York, our operations center located at 581 Main Street, Woodbridge, NJ, and our additional 19 branch offices located in New York and New Jersey. Our branch offices are located in the New York Counties of Richmond, and Kings and the New Jersey Counties of Middlesex and Union. The Bank also has a customer service center in Norcross, Georgia related to insurance premium financing. The net book value of our premises, land, and equipment was $16.1 million at December 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2010.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.” The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of December 31, 2010, was 4,599. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Northfield Bancorp, Inc.’s common stock for the year ended December 31, 2010 and 2009. The following information was provided by the NASDAQ Global Stock Market.

	High	Low	Dividends

Quarter ended December 31, 2010	$13.49	$10.80	$0.05
Quarter ended September 30, 2010	$13.81	$10.51	$0.05
Quarter ended June 30, 2010	$15.30	$12.80	$0.05
Quarter ended March 31, 2010	$15.00	$12.29	$0.04
Quarter ended December 31, 2009	$13.94	$12.09	$0.04
Quarter ended September 30, 2009	$13.10	$11.01	$0.04
Quarter ended June 30, 2009	$12.19	$10.25	$0.04
Quarter ended March 31, 2009	$11.25	$8.18	$0.04

The sources of funds for the payment of a cash dividend are the retained proceeds from the initial sale of shares of common stock and earnings on those proceeds, interest, and principal payments on Northfield Bancorp, Inc.’s investments, including its loan to Northfield Bank’s Employee Stock Ownership Plan, and dividends from Northfield Bank.

For a discussion of Northfield Bank’s ability to pay dividends, see “Supervision and Regulation — Federal Banking Regulation.”

Stock Performance Graph

Set forth below is a stock performance graph (Source: SNL Financial) comparing (a) the cumulative total return on the Company’s Common Stock for the period November 8, 2007, through December 31, 2010, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, and, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Total Return Performance

	Period Ending
Index	11/08/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10
Northfield Bancorp, Inc. (MHC)	100.00	103.54	102.87	108.02	112.40	131.61	127.19	131.57

NASDAQ Composite Index	100.00	98.50	85.52	59.12	69.16	85.93	80.25	101.53

NASDAQ Bank Index	100.00	97.42	76.23	76.44	59.16	63.97	65.78	73.03

The Company had in effect at December 31, 2010, 2009, and 2008, the 2008 Equity Incentive Plan which was approved by stockholders on December 17, 2008. The 2008 Equity Incentive Plan provides for the issuance of up to 3,073,488 equity awards. On January 30, 2009, the Compensation Committee of the Board of Directors awarded 832,450 shares of restricted stock, and 2,102,600 stock options with tandem stock appreciation rights. In addition, on May 29, 2009, an employee was granted 3,800 stock options and 4,200 restricted stock awards, and on January 30, 2010, an employee was granted 3,000 stock options and 4,400 restricted stock awards.

Issuer Purchases of Equity Securities

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended December 31, 2010.

			(c)
			Total Number of	(d)
	(a)	(b)	Shares Purchased	Maximum Number
	Total Number	Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs(1)	Plans or Programs(1)

October 1, 2010, through October 31, 2010	—	—	—	2,177,033
November 1, 2010, through November 30, 2010	96,700	12.47	96,700	2,080,333
December 1, 2010, through December 31, 2010	127,867	12.98	127,867	1,952,466

Total	224,567	12.76	224,567

(1)	On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan.

As of December 31, 2010, the Company has repurchased (under its current and prior repurchase plans) 2,308,511 shares of its stock at an average price of $12.06 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Selected Financial Condition Data:
Total assets	$2,247,167	$2,002,274	$1,757,761	$1,386,918	$1,294,747
Cash and cash equivalents	43,852	42,544	50,128	25,088	60,624
Certificates of deposit	—	—	53,653	24,500	5,200
Trading securities	4,095	3,403	2,498	3,605	2,667
Securities available-for-sale, at estimated market value	1,244,313	1,131,803	957,585	802,417	713,098
Securities held-to-maturity	5,060	6,740	14,479	19,686	26,169
Loans held for sale	1,170	—	—	270	125
Loans held-for-investment, net	827,591	729,269	589,984	424,329	409,189
Allowance for loan losses	(21,819)	(15,414)	(8,778)	(5,636)	(5,030)
Net loans held-for-investment	805,772	713,855	581,206	418,693	404,159
Bank owned life insurance	74,805	43,751	42,001	41,560	32,866
Federal Home Loan Bank of New York stock, at cost	9,784	6,421	9,410	6,702	7,186
Other real estate owned	171	1,938	1,071	—	—
Deposits	1,372,842	1,316,885	1,024,439	877,225	989,789
Borrowed funds	391,237	279,424	332,084	124,420	128,534
Total liabilities	1,850,450	1,610,734	1,371,183	1,019,578	1,130,753
Total stockholders’ equity	396,717	391,540	386,578	367,340	163,994

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Selected Operating Data:
Interest income	$86,495	$85,568	$75,049	$65,702	$64,867
Interest expense	24,406	28,977	28,256	28,836	28,406

Net interest income before provision for loan losses	62,089	56,591	46,793	36,866	36,461
Provision for loan losses	10,084	9,038	5,082	1,442	235

Net interest income after provision for loan losses	52,005	47,553	41,711	35,424	36,226
Non-interest income	6,842	5,393	6,153	9,478	4,600
Non-interest expense	38,684	34,254	24,852	35,950	23,818

Income before income taxes	20,163	18,692	23,012	8,952	17,008
Income tax expense (benefit)	6,370	6,618	7,181	(1,555)	6,166

Net income	$13,793	$12,074	$15,831	$10,507	$10,842

Net income (loss) per common share basic and diluted(1)	$0.33	$0.28	$0.37	$(0.03)	NA
Weighted average basic shares outstanding(1)	41,387,106	42,405,774	43,133,856	43,076,586	NA
Weighted average diluted shares outstanding	41,669,006	42,532,568	—	—	NA

(1)	Net loss per share in 2007 is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007, through December 31, 2007). The net loss for this period was $1,500,000.

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1)	0.65%	0.64%	1.01%	0.78%	0.80%
Return on equity (ratio of net income to average equity)(1)	3.46%	3.09%	4.22%	5.27%	7.01%
Interest rate spread(1)(3)	2.78%	2.66%	2.37%	2.34%	2.40%
Net interest margin(1)(2)	3.10%	3.16%	3.13%	2.87%	2.81%
Dividend payout ratio(6)	23.98%	24.54%	4.66%	—	—
Efficiency ratio(1)(4)	56.12%	55.26%	46.94%	77.57%	58.01%
Non-interest expense to average total assets(1)	1.82%	1.82%	1.58%	2.66%	1.77%
Average interest-earning assets to average interest-bearing liabilities	125.52%	130.44%	136.94%	123.33%	118.89%
Average equity to average total assets	18.81%	20.82%	23.84%	14.73%	11.47%
Asset Quality Ratios:
Non-performing assets to total assets	2.72%	2.19%	0.61%	0.71%	0.55%
Non-performing loans to total loans	7.36%	5.73%	1.63%	2.32%	1.74%
Allowance for loan losses to non-performing loans	35.83%	36.86%	91.07%	57.31%	70.70%
Allowance for loan losses to total loans	2.64%	2.11%	1.49%	1.33%	1.23%
Capital Ratios:
Total capital (to risk-weighted assets)(5)	27.39%	28.52%	34.81%	38.07%	25.03%
Tier I capital (to risk-weighted assets)(5)	26.12%	27.24%	33.68%	37.23%	24.25%
Tier I capital (to adjusted assets (OTS), average assets FDIC)(5)	13.43%	14.35%	15.98%	18.84%	12.38%
Other Data:
Number of full service offices	20	18	18	18	19
Full time equivalent employees	243	223	203	192	208

(1)	2010 performance ratios include a $1.8 million charge ($1.2 million after-tax) related to costs associated with the Company’s postponed second-step offering, and a $738,000 benefit related to the elimination of deferred tax liabilities associated with a change in New York state tax law. 2009 performance ratios include a $770,000 expense ($462,000 after-tax) related to a special FDIC deposit insurance assessment. 2008 performance ratios include a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009. 2007 performance ratios include the after-tax effect of: a charge of $7.8 million due to the Company’s contribution to the Northfield Bank Foundation; a gain of $2.4 million as a result of the sale of two branch locations, and associated deposit relationships; net interest income of approximately $800,000 (after-tax), for the year ended December 31, 2007, as it relates to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering); and the reversal of state and local tax liabilities of approximately $4.5 million, net of federal taxes. 2006 performance ratios include a $931,000 (after-tax) charge related to a supplemental retirement agreement entered into by the Company with its former president.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Capital ratios are presented for Northfield Bank only. Ratios for 2006 were determined pursuant to Federal Deposit Insurance Corporation regulations. Beginning November 6, 2007, Northfield Bank became subject to the capital requirements under Office of Thrift Supervision regulations, while the capital regulations of these two agencies are substantially similar, they are not identical.

(6)	Dividend payout ratio is calculated as total dividends declared for the year (excluding dividends waived by Northfield Bancorp, MHC) divided by net income for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Overview

On November 7, 2007, Northfield Bancorp, Inc. completed its initial stock offering whereby the Company sold 19,265,316 shares of common stock, for a price of $10.00 per share. The transaction closed at the adjusted maximum level of shares permitted by the offering. The shares sold represented 43.0% of the shares of the Company’s common stock outstanding following the stock offering. The Company also contributed 2.0% of the shares of our outstanding common stock, or 896,061 shares, and $3.0 million in cash, to the Northfield Bank Foundation, a charitable foundation established by Northfield Bank. Northfield Bancorp, MHC, the Company’s federally chartered mutual holding company parent, owns 57% of the Company’s outstanding common stock as of December 31, 2010.

Net income amounted to $13.8 million for 2010, as compared to $12.1 million for 2009. For 2010, our return on average assets and average shareholders’ equity were 0.65% and 3.46%, respectively, as compared to 0.64% and 3.09% for 2009. The increases in our return on average equity and average assets were due primarily to the increase in our net income during 2010 as compared to 2009. Net income for 2010 included an after-tax charge of $1.2 million related to costs associated with the Company’s postponed, second-step offering, and a $738,000 benefit related to the elimination of deferred tax liabilities associated with a change in New York State tax laws. Net income in 2009 included a $462,000 after-tax charge related to a special FDIC deposit insurance assessment.

We grew our assets by 12.2% to $2.247 billion at December 31, 2010, from $2.002 billion at December 31, 2009. The increase in total assets reflected increases in securities of $111.5 million, 9.8%, and loans held for investment, net, of $98.3 million, or 13.5%. In addition, bank owned life insurance increased $31.1 million, primarily resulting from the purchase of $28.8 million of insurance policies during the year ended December 31, 2010, coupled with $2.3 million of income earned on bank owned life insurance for the year ended December 31, 2010. The increase in our total assets during 2010 was funded primarily by an increase in customer deposits and borrowings. Deposits increased $56.0 million to $1.373 billion at December 31, 2010, from $1.317 billion at December 31, 2009. The increase in deposits was attributable to growth in transaction and savings accounts. Borrowed funds increased $111.8 million to $391.2 million at December 31, 2010, from $279.4 million at December 31, 2009.

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

Allowance for Loan Losses, Impaired Loans, and Other Real Estate Owned.  The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and judgments. The determination of the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has a component for impaired loan losses, and a component for general loan losses, including unallocated reserves. Management has defined an impaired loan to be a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. We have defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater, and all loans subject to a troubled debt restructuring. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation. This assessment is performed on a portfolio basis, excluding impaired and trouble debt restructured loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our loss experience as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management. In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the OTS and FDIC for institutions both nationally and in our market area, for periods that are believed to have been under similar economic conditions. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions. Actual loan losses may be significantly different than the allowance for loan losses we have established, and could have a material effect on our financial results. The Company also maintains an unallocated component related to the general loss allocation. Management does not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and the Company’s internal credit audit process. Generally, management will establish higher levels of unallocated reserves between independent credit audits, and between appraisal reviews for larger impaired loans. Adjustments to the provision for loans due to the receipt of updated appraisals is mitigated by management’s quarterly review of real estate market index changes, and reviews of property valuation trends noted in current appraisals being received on other impaired and unimpaired loans. These changes in indicators of value are applied to impaired loans that are awaiting updated appraisals.

This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Senior Vice President (SVP) and Controller. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by the accounting department. Each quarter a summary of the allowance for loan losses is presented by the SVP and Controller to the audit committee of the board of directors.

We have a concentration of loans secured by real property located in New York and New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management and an independent third party appraiser to determine that the resulting values reasonably reflect amounts realizable on the collateral. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in New York or New Jersey. Any one or a combination of these events may adversely affect our loan portfolio resulting in delinquencies, increased loan losses, and future loan loss provisions.

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

Goodwill.  Business combinations accounted for under the acquisition method require us to record as assets on our financial statements goodwill, an unidentifiable intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired. Net assets acquired include identifiable intangible assets such as core deposit intangibles and non-compete agreements. We evaluate goodwill for impairment annually on December 31, and more often if circumstances warrant, and we will reduce its carrying value through a charge to earnings if impairment exists. Future events or changes in the estimates that we use to determine the carrying value of our goodwill or which otherwise adversely affect its value could have a material adverse impact on our results of operations. As of December 31, 2010, goodwill had a carrying value of $16.2 million.

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

Management is responsible for determining the estimated fair value of the Company’s securities. In determining estimated fair values, management utilizes the services of an independent third party recognized as a specialist in pricing securities. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available. Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment. On a quarterly basis, we review the pricing methodologies utilized by the independent third party pricing service for each security type. In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process. At December 31, 2010, and for each quarter end in 2010, all securities were priced by an independent third party pricing service, and management made no adjustment to the prices received.

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

Federal Home Loan Bank Stock Impairment Assessment.  Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. As a member of the Federal Home Loan Bank of New York (FHLB-NY), Northfield Bank is required to acquire and hold shares of capital stock in the FHLB-NY in an amount determined by a “membership” investment component and an “activity-based” investment component. As of December 31, 2010, Northfield Bank was in compliance with its ownership requirement. At December 31, 2010, Northfield Bank held $9.8 million of FHLB-NY common stock. In performing our evaluation of our investment in FHLB-NY stock, on a quarterly basis, management reviews the most recent financial statements of the FHLB of New York and determines whether there have been any adverse changes to its capital position as compared to the trailing period. In addition, management reviews the FHLB-NY’s most recent President’s Report in order to determine whether or not a dividend has been declared for the current reporting period. Furthermore, management obtains the credit rating of the FHLB-NY from an accredited credit rating industry to ensure that no downgrades have occurred. At December 31, 2010, it was determined by management that the Bank’s investment in FHLB stock was not impaired.

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

Stock Based Compensation.  We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value.

We estimate the per share fair value of options on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are based on our judgments regarding future option exercise experience and market conditions. These assumptions are subjective in nature, involve uncertainties, and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.

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

Comparison of Financial Condition at December 31, 2010 and 2009

Total assets increased $244.9 million, or 12.2%, to $2.2 billion at December 31, 2010, from $2.0 billion at December 31, 2009. The increase in total assets reflected increases in loans held for investment, net, of $98.3 million, or 13.5%, and securities of $111.5 million, or 9.8%. In addition, bank owned life insurance increased $31.1 million, primarily resulting from the purchase of $28.8 million of insurance policies during the year ended December 31, 2010, coupled with $2.3 million of income earned on bank owned life insurance for the year ended December 31, 2010.

Cash and cash equivalents increased modestly, up $1.3 million, or 3.1%, to $43.9 million at December 31, 2010, from $42.5 million at December 31, 2009. We continue to deploy funds into higher yielding investments such as loans and securities with risk and return characteristics that we deem acceptable.

Securities available-for-sale increased $112.5 million, or 9.9%, to $1.2 billion at December 31, 2010, from $1.1 billion at December 31, 2009. The increase was primarily attributable to purchases of $916.5 million, partially offset by a decrease of $2.3 million in net unrealized gains, maturities and paydowns of $581.5 million, and sales of $221.2 million. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry. The securities purchases were funded primarily by increased deposits, pay-downs, sales, and maturities of securities.

Securities held-to-maturity decreased $1.7 million, or 24.9%, to $5.1 million at December 31, 2010, from $6.7 million at December 31, 2009. The decrease was attributable to maturities and paydowns during the year ended December 31, 2010.

The Company’s securities portfolio totaled $1.3 billion at December 31, 2010, as compared to $1.1 billion at December 31, 2009, an increase of $111.5 million, or 9.8%. At December 31, 2010, $982.9 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also held residential mortgage-backed securities not guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, referred to as “private label securities.” The private label securities had an amortized cost of $93.6 million and an estimated fair value of $97.3 million at December 31, 2010. These private label securities were in a net unrealized gain position of $3.7 million at December 31, 2010, consisting of gross unrealized gains of $4.5 million and gross unrealized losses of $788,000. In addition to the above mortgage-backed securities, the Company held $121.8 million in securities issued by corporate entities which were all rated investment grade (A- or better) at December 31, 2010.

Of the $97.3 million of private label securities, two securities with an estimated fair value of $10.1 million (amortized cost of $10.9 million) were rated less than AAA at December 31, 2010. Of the two securities, one had an estimated fair value of $4.4 million (amortized cost of $4.4 million) and was rated CC, and the other had an estimated fair value of $5.7 million (amortized cost of $6.5 million) and was rated Caa2. The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. During the quarter ended September 30, 2010, the Company recognized other-than-temporary impairment charges of $962,000 on the $5.7 million security that was rated Caa2. Since management does not have the intent to sell the security, and believes it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery, the credit component of $154,000 was recognized in earnings for the quarter ended September 30, 2010, and the non-credit component of $808,000 was recorded as a component of accumulated other comprehensive income, net of tax. The Company continues to receive principal and interest payments in accordance with the contractual terms of each of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for each of these securities. As a result of management’s evaluation of these securities, the Company believes that unrealized losses at December 31, 2010, are temporary, and as such, are recorded as a component of accumulated other comprehensive income, net of tax.

Loans held-for-investment, net of deferred loan fees, increased $98.3 million, or 13.5%, to $827.6 million at December 31, 2010, from $729.3 million at December 31, 2009. We continue to focus on originating multifamily loans to the extent such loan demand exists while meeting our underwriting standards. Multi-family real estate loans increased $105.2 million, or 59.0%, to $283.6 million, from $178.4 million at December 31, 2009. Commercial real estate loans increased $11.5 million, or 3.5%, to $339.3 million, insurance premium loans increased $4.1 million, or 10.2%, to $44.5 million, and home equity loans increased $2.0 million, or 7.7%, to $28.1 million at December 31, 2010. These increases were partially offset by decreases in residential, construction and land, and commercial and industrial loans.

Bank owned life insurance increased $31.1 million, or 71.0%, to $74.8 million at December 31, 2010. The increase resulted from the purchase of $28.8 million of insurance policies during the year ended December 31, 2010, coupled with $2.3 million of income earned on bank owned life insurance for the year ended December 31, 2010.

Federal Home Loan Bank of New York stock, at cost, increased $3.4 million, or 52.4%, to $9.8 million at December 31, 2010, from $6.4 million at December 31, 2009. This increase was attributable to an increase in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

Premises and equipment, net, increased $3.4 million, or 26.7%, to $16.1 million at December 31, 2010, from $12.7 million at December 31, 2009. This increase was primarily attributable to leasehold improvements made to new branches and the renovation of existing branches.

Other real estate owned decreased $1.8 million, or 91.2%, to $171,000 at December 31, 2010, from $1.9 million at December 31, 2009. This decrease was attributable to downward valuation adjustments of $146,000 recorded against the carrying balances of the properties during 2010, reflecting deterioration in estimated fair values, coupled with the sale of other real estate owned properties.

Other assets increased $3.1 million, or 20.9%, to $18.1 million at December 31, 2010, from $14.9 million at December 31, 2009. The increase in other assets was primarily attributable to an increase in net deferred tax assets, partially offset by amortization of prepaid FDIC assessment.

Deposits increased $56.0 million, or 4.3%, to $1.4 billion at December 31, 2010, from $1.3 billion at December 31, 2009. The increase in deposits for the year ended December 31, 2010, was due in part to an increase of $13.7 million in short-term certificates of deposit originated through the CDARS® Network. We utilize this funding supply as a cost effective alternative to other short-term funding sources. In addition, money market deposits and transaction accounts increased $98.9 million and $14.7 million, respectively, from December 31, 2009, to December 31, 2010. These increases were partially offset by a decrease of $31.4 million in savings accounts and a decrease of $40.0 million in certificates of deposit (issued by the Bank) over the same time period. The Company continues to focus on its marketing and pricing of its products, which it believes promotes longer-term customer relationships.

Borrowings, consisting primarily of Federal Home Loan Bank advances and repurchase agreements, increased $111.8 million, or 40.0%, to $391.2 million at December 31, 2010, from $279.4 million at December 31, 2009. The increase in borrowings was primarily the result of the Company increasing longer-term borrowings, taking advantage of, and locking in, lower interest rates, partially offset by maturities during the year ended December 31, 2010.

Accrued expenses and other liabilities increased $72.0 million, to $85.7 million at December 31, 2010, from $13.7 million at December 31, 2009. The increase was primarily a result of $70.7 million of due to securities brokers which resulted from securities purchases occurring prior to December 31, 2010, and settling shortly after the year end.

Total stockholders’ equity increased to $396.7 million at December 31, 2010, from $391.5 million at December 31, 2009. The increase was primarily attributable to net income of $13.8 million for the year ended December 31, 2010, and an increase of $3.4 million in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards. These increases were partially offset by $8.2 million in stock repurchases, net of stock options exercised, consisting of 614,322 shares at an average cost of $13.37 per share, the declaration and payment of approximately $3.3 million in cash dividends, and a decrease in accumulated other comprehensive income of $1.2 million for the year ended December 31, 2010.

On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then-outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. Through December 31, 2010, the Company had repurchased 224,567 shares of common stock at an average cost of $12.76 per share under this plan. As of December 31, 2010, the Company has repurchased (under its current and prior repurchase plans) 2,308,511 shares of its stock at an average price of $12.06 per share.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

Net Income.  Net income increased $1.7 million or 14.2%, to $13.8 million for the year ended December 31, 2010, from $12.1 million for the year ended December 31, 2009, due primarily to an increase of $5.5 million in net interest income, an increase of $1.4 million in non-interest income, and a decrease of $248,000 in income tax expense, partially offset by an increase of $4.4 million in non-interest expense, and an increase of $1.0 million in provision for loan losses.

Interest Income.  Interest income increased by $927,000, or 1.1%, to $86.5 million for the year ended December 31, 2010, as compared to $85.6 million for the year ended December 31, 2009. The increase was primarily the result of an increase in average interest-earning assets of $213.0 million, or 11.9%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $121.7 million, or 18.6%, an increase in average mortgage-backed securities of $16.2 million, or 1.8%, and an increase in securities (other than mortgage-backed securities) of $112.9 million, or 88.9%, partially offset by a decrease in average interest-earning deposits of $37.2 million, or 44.7%. The effect of the increase in average interest-earning assets was partially offset by a decrease in the yield earned to 4.31% for the year ended December 31, 2010, from 4.77% for the year ended December 31, 2009. The rates earned on all asset categories, other than loans, decreased due to the general decline in market interest rates for these asset types. The rate earned on loans increased from 5.95% for the year ended December 31, 2009, to 6.02% for the year ended December 31, 2010, primarily as a result of fewer loans migrating to non-accrual status during the 2010, as compared to the amount of loans that migrated to non-accrual status during 2009.

Interest Expense.  Interest expense decreased $4.6 million, or 15.8%, to $24.4 million for the year ended December 31, 2010, from $29.0 million for the year ended December 31, 2009. The decrease was attributable to a decrease in interest expense on deposits of $4.6 million, or 25.5%, partially offset by a modest increase in interest expense on borrowings of $70,000, or 0.7%. The decrease in interest expense on deposits was attributable to a decrease in the cost of interest-bearing deposits of 62 basis points, or 36.7%, to 1.07% for the year ended December 31, 2010, from 1.69% for the year ended December 31, 2009, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $190.3 million, or 17.7%, in average interest-bearing deposits outstanding. The increase in interest expense on borrowings was primarily attributable to an increase of $33.3 million, or 11.2%, in average borrowings outstanding, partially offset by a decrease of 34 basis points, or 9.4%, in the cost of borrowings, reflecting lower market interest rates for borrowed funds.

Net Interest Income.  Net interest income increased $5.5 million, or 9.7%, due primarily to interest earning assets increasing $213.0 million, or 11.9%, partially offset by a decrease in the net interest margin of six basis points, or 1.9%, over the prior year. The net interest margin decreased for the year ended December 31, 2010, as the average yield earned on interest earning assets decreased, which was partially offset by a decrease in the average rate paid on interest-bearing liabilities. The general decline in yields was due to the overall low interest rate environment and was driven by decreases in yields earned on mortgage-backed securities, as principal repayments were reinvested into lower yielding securities. The decline in yield on interest-earning assets was also due to declining yields on other securities and interest-earning deposits in other financial institutions. These decreases were partially offset by an increase in yield earned on loans due primarily to fewer loans migrating to non-accrual status during 2010, as compared to the amount of loans that migrated to non-accrual status during 2009. The increase in average interest earning assets was due primarily to an increase in average loans outstanding of $121.7 million, other securities of $112.9 million, and mortgage-backed securities of $16.2 million, being partially offset by decreases in interest-earning assets in other financial institutions. Other securities consist primarily of investment-grade corporate bonds, and government-sponsored enterprise bonds.

Provision for Loan Losses.  We recorded a provision for loan losses of $10.1 million for the year ended December 31, 2010, an increase of $1.1 million, or 11.6%, from the $9.0 million provision recorded for the year ended December 31, 2009. The increase in the provision for loan losses was due primarily to increases in total loans, the change in the composition of our loan portfolio, and increases in general loss factors, due primarily to higher levels of charge-offs. The increases in the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio were also the result of continued deterioration of the local economy. Net charge-offs for the year ended December 31, 2010, were $3.7 million, as compared to $2.4 million for the year ended December 31, 2009.

Non-interest Income.  Non-interest income increased $1.4 million, or 26.9%, primarily as a result of an increase of $962,000 in gains on securities transactions, net for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The Company recognized $1.9 million in gains on securities transactions during the year ended December 31, 2010, as compared to $891,000 in gains on securities transactions during the year ended December 31, 2009. Securities gains during the year ended December 31, 2010, included gross realized gains of $1.3 million primarily from the sale of mortgage-backed securities, coupled with securities gains of $597,000 related to the Company’s trading portfolio. During the year ended December 31, 2009, securities gains included gross realized gains of $299,000 primarily from the sale of mortgage-backed securities, coupled with securities gains of $592,000 related to the Company’s trading portfolio. The trading portfolio is utilized to fund the Company’s deferred compensation obligation to certain employees and directors of the Company. The participants of this plan, at their election, defer a portion of their compensation. Gains and losses on trading securities have no effect on net income since participants benefit from, and bear the full risk of, changes in the trading securities market values. Therefore, the Company records an equal and offsetting amount in non-interest expense, reflecting the change in the Company’s obligations under the plan. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

Non-interest income also was positively affected by a $524,000, or 29.9%, increase in income on bank owned life insurance for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to the purchase of $28.8 million of insurance policies during the year ended December 31, 2010. The Company also recognized approximately $197,000 of income on the sale of fixed assets during the year ended December 31, 2010.

Non-interest Expense.  Non-interest expense increased $4.4 million, or 12.9%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due primarily to the expensing of approximately $1.8 million in costs incurred on the Company’s postponed, second-step stock offering, and an increase of $2.2 million, or 12.8%, in compensation and employee benefits expense. Compensation and employee benefits expense increased primarily due to increases in full-time equivalent employees related to additional branch and operations personnel, as well as incremental personnel from our insurance premium finance division formed in October 2009. Occupancy expense increased $547,000, or 11.9%, over the same time period, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches. In addition, other non-interest expense also increased $536,000, or 15.7%, from the year ended December 31, 2009 to the year ended December 31, 2010. This increase is primarily attributable to operating expenses of the insurance premium finance division. These increases in non-interest expense were partially offset by a decrease of $515,000 in FDIC insurance expense. FDIC insurance expense for the year ended December 31, 2009 included $770,000 related to an FDIC special assessment.

Income Tax Expense.  The Company recorded a provision for income taxes of $6.4 million for the year ended December 31, 2010, as compared to $6.6 million for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010, was 31.6%, as compared to 35.4% for the year ended December 31, 2009. The decrease in the effective tax rate was primarily the result of the reversal of deferred tax liabilities related to state bad debt reserves of approximately $738,000 resulting from the enactment of new State of New York tax laws during the year ended December 31, 2010, and higher levels of tax exempt income from bank owned life insurance.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

Net Income.  Net income decreased $3.8 million or 23.7%, to $12.1 million for the year ended December 31, 2009, from $15.8 million for the year ended December 31, 2008. Included in 2008 net income was a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009.

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

Interest income on mortgage-backed securities increased $4.2 million, or 11.0%, to $42.3 million for the year ended December 31, 2009, from $38.1 million for the year ended December 31, 2008. The increase resulted from an increase in the average balance of mortgage-backed securities of $76.4 million, or 9.0%, to $920.8 million for the year ended December 31, 2009, from $844.4 million for the year ended December 31, 2008. The increase is due primarily to the implementation of leveraging strategies within board approved risk parameters. The yield we earned on mortgage-backed securities increased eight basis points, or 1.8%, to 4.59% for the year ended December 31, 2009, from 4.51% for the year ended December 31, 2008. The increase in rate earned was due primarily to paydowns on lower yielding securities and the purchase of higher yielding private-label mortgage-backed securities.

Interest income on other securities increased $1.9 million, or 139.1%, to $3.2 million for the year ended December 31, 2009, from $1.3 million for the year ended December 31, 2008. The increase resulted from an increase in the average balance of other securities, primarily corporate bonds, of $91.0 million, or 252.9%, to $127.0 million for the year ended December 31, 2009, from $36.0 million for the year ended December 31, 2008, partially offset by a 121 basis point decrease in the yield on this portfolio, to 2.54% for the year ended December 31, 2009. The increase in other securities related primarily to the purchase of shorter-term bonds with relatively low interest rates due to the interest rate environment in 2009.

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

Provision for Loan Losses.  We recorded a provision for loan losses of $9.0 million for the year ended December 31, 2009, and $5.1 million for the year ended December 31, 2008. We had net charge-offs of $2.4 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. The increase in net charge-offs in 2009 was primarily attributable to an increase of $346,000 in charge-offs related to commercial real estate loans and an increase of $164,000 in net charge-offs related to multifamily real estate loans. The increased provisioning and net charge-offs during the year ended December 31, 2009, as compared to the year ended December 31, 2008, resulted in an allowance for loans losses of $15.4 million, or 2.11% of total loans receivable at December 31, 2009, compared to $8.8 million, or 1.49% of total loans receivable at December 31, 2008. The increase in the provision for loan losses in 2009 was due to a number of factors including an increase in total loans outstanding, changes in composition, increases in non-accrual loans and delinquencies, impairment losses on specific loans, and increases in general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio in recognition of the recessionary economic environment and real estate market.

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

	For the Years Ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$775,404	$46,681	6.02%	$653,748	$38,889	5.95%	$503,897	$31,617	6.27%
Mortgage-backed securities	936,991	33,306	3.55	920,785	42,256	4.59	844,435	38,072	4.51
Other securities	239,872	6,011	2.51	126,954	3,223	2.54	35,977	1,348	3.75
Federal Home Loan Bank of New York stock	6,866	354	5.16	7,428	399	5.37	11,653	652	5.60
Interest-earning deposits	45,951	143	0.31	83,159	801	0.96	97,223	3,360	3.46

Total interest-earning assets	2,005,084	86,495	4.31	1,792,074	85,568	4.77	1,493,185	75,049	5.03
Non-interest-earning assets	115,491			87,014			80,649

Total assets	$2,120,575			$1,879,088			$1,573,834

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$676,334	5,119	0.76	$566,894	6,046	1.07	$445,382	5,866	1.32
Certificates of deposit	590,445	8,454	1.43	509,610	12,168	2.39	367,806	12,656	3.44

Total interest-bearing deposits	1,266,779	13,573	1.07	1,076,504	18,214	1.69	813,188	18,522	2.28
Borrowings	330,693	10,833	3.28	297,365	10,763	3.62	277,227	9,734	3.51

Total interest-bearing liabilities	1,597,472	24,406	1.53	1,373,869	28,977	2.11	1,090,415	28,256	2.59
Non-interest-bearing deposits	114,450			99,950			94,499
Accrued expenses and other liabilities	9,677			14,075			13,703

Total liabilities	1,721,599			1,487,894			1,198,617
Stockholders’ equity	398,976			391,194			375,217

Total liabilities and stockholders’ equity	$2,120,575			$1,879,088			$1,573,834

Net interest income		$62,089			$56,591			$46,793

Net interest rate spread(1)			2.78			2.66			2.44
Net interest-earning assets(2)	$407,612			$418,205			$402,770

Net interest margin(3)			3.10%			3.16%			3.13%
Average interest-earning assets to interest-bearing liabilities	125.52%			130.44%			136.94%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,			Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$7,319	$473	$7,792	$8,811	$(1,539)	$7,272
Mortgage-backed securities	758	(9,708)	(8,950)	3,494	690	4,184
Other securities	2,829	(41)	2,788	2,149	(274)	1,875
Federal Home Loan Bank of New York stock	(29)	(16)	(45)	(228)	(25)	(253)
Interest-earning deposits	(262)	(396)	(658)	(427)	(2,132)	(2,559)

Total interest-earning assets	10,615	(9,688)	927	13,799	(3,280)	10,519

Interest-bearing liabilities:
Savings, NOW and money market accounts	1,840	(2,767)	(927)	595	(415)	180
Certificates of deposit	2,437	(6,151)	(3,714)	4,043	(4,531)	(488)

Total deposits	4,277	(8,918)	(4,641)	4,638	(4,946)	(308)
Borrowings	458	(388)	70	722	307	1,029

Total interest-bearing liabilities	4,735	(9,306)	(4,571)	5,360	(4,639)	721

Change in net interest income	$5,880	$(382)	$5,498	$8,439	$1,359	$9,798

Asset Quality

General.  Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. However, during the current economic recession, we have experienced increases in delinquent and non-performing loans. At December 31, 2010, our non-performing loans totaled $60.9 million or 7.4% of total loans. At the same time charge-offs have remained relatively low at 0.47% of average loans outstanding for the year ended December 31, 2010, 0.37% for the year ended December 31, 2009, and 0.38% for the year ended December 31, 2008.

Delinquent Loans and Non-performing Loans.  Non-performing loans increased $19.1 million, or 45.6%, from $41.8 million at December 31, 2009, to $60.9 million at December 31, 2010. The following table details non-performing loans at December 31, 2010 and 2009.

	December 31,
	2010	2009
	(In thousands)

Non-accrual loans:
Real estate loans:
Commercial	$46,388	$28,802
One- to four-family residential	1,275	2,066
Construction and land	5,122	6,843
Multifamily	4,863	2,119
Home equity and lines of credit	181	62
Commercial and industrial	1,323	1,739
Insurance premium loans	129	—

Total non-accrual loans:	59,281	41,631

Loans delinquent 90 days or more and still accruing:
Real estate loans:
One-to four-family residential	1,108	—
Construction and land	404	—
Home equity and lines of credit	59	—
Commercial and industrial	38	191

Total loans delinquent 90 days or more and still accruing:	1,609	191

Total non-performing loans	$60,890	$41,822

Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. The following table details the delinquency status of non-accruing loans at December 31, 2010:

	Days Past Due
	0 to 29	30 to 89	90 or More	Total
	(In thousands)

Real estate loans:
Commercial	$13,679	$15,050	$17,659	$46,388
One- to four-family residential	135	770	370	1,275
Construction and land	2,152	1,860	1,110	5,122
Multifamily	1,824	927	2,112	4,863
Home equity and lines of credit	—	—	181	181
Commercial and industrial loans	—	267	1,056	1,323
Insurance premium loans	—	—	129	129

Total non-accruing loans	$17,790	$18,874	$22,617	$59,281

The increase in non-accrual loans was primarily attributable to the following types being placed on non-accrual status during the year ended December 31, 2010: $20.9 million of commercial real estate loans, $3.9 million of multifamily loans, $837,000 of commercial and industrial loans, $785,000 of construction and land loans, $401,000 of one- to four-family residential loans, and $119,000 of home equity loans. These increases were partially offset by the following payoffs during the year ended December 31, 2010: $504,000 of a commercial real estate loan, $557,000 of a multifamily loan, and $328,000 of three one- to four-family residential loans. In addition, during the year ended December 31, 2010, the Company recorded an additional $977,000 in charge-offs on existing non-accrual loans, recorded paydowns of approximately $2.5 million, and returned two loan relationships totaling $4.4 million back to accruing status.

At December 31, 2010, the Company had $19.8 million of accruing loans that were 30 to 89 days delinquent, as compared to $28.3 million at December 31, 2009. The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated.

	December 31,
	2010	2009
	(In thousands)

Real estate loans:
Commercial	$8,970	$11,573
One- to four-family residential	2,575	4,716
Construction and land	499	1,976
Multifamily	6,194	7,086
Home equity and lines of credit	262	1,555
Commercial and industrial loans	536	427
Insurance premium loans	660	917
Other loans	102	33

Total	$19,798	$28,283

Non-accruing loans subject to restructuring agreements increased to $20.0 million at December 31, 2010, from $10.7 million at December 31, 2009. Loans subject to restructuring agreements, and still accruing totaled $11.2 million and $7.3 million at December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company entered into ten troubled debt restructuring agreements, of which $4.0 million and $11.1 million were classified as accruing and non-accruing, respectively, at December 31, 2010. At December 31, 2010, $23.5 million, or 75.4% of loans subject to restructuring agreements were performing in accordance with their restructured terms. All of the $11.2 million of accruing troubled debt restructurings, and $12.3 million of the $20.0 million of non-accruing troubled debt restructurings, were performing in accordance with their restructured terms. Generally, the types of concession that we make to troubled borrowers include reduction in interest rates and payment extensions. At December 31, 2010, 69% of TDRs are commercial real estate loans, 13% are construction loans, 12% are multifamily loans, and 6% are one- to four-family residential loans.

During 2010, the Company restructured one multifamily real estate loan into two separate (A and B) notes. The A note was underwritten in accordance with the Company’s underwriting standards, at a current market interest rate, placed on non-accrual status, and included in the Company’s impaired loan balance at year-end. The remaining balance (the B note) was fully charge-off during 2010. If the borrower continues to perform under the restructured terms, the A note could be returned to accrual status during 2011.

The table below sets forth the amounts and categories of the troubled debt restructurings as of December 31, 2010 and December 31, 2009.

	At December 31,
	2010		2009
	Non-Accruing	Accruing	Non-Accruing	Accruing
	(In thousands)

Troubled Debt Restructurings:
Real estate loans:
Commercial	$13,138	$7,879	$3,960	$5,499
One- to four-family residential	—	1,750	—	—
Construction and land	4,012	—	5,726	1,751
Multifamily	2,327	1,569	530	—
Commercial and industrial loans	501	—	501	—

	$19,978	$11,198	$10,717	$7,250

The increase in non-accruing loans has been directly related to the current economic downturn. As a result of decreasing real estate values and sustained, high unemployment rates, non-accrual loans have risen from December 31, 2009 to December 31, 2010. These factors have contributed to the increase in the Company’s allowance for loan losses as detailed below.

The allowance for loan losses to non-performing loans decreased from 36.86% at December 31, 2009 to 35.83% at December 31, 2010. This decrease was primarily attributable to an increase in non-performing loans of $19.1 million, from $41.8 million at December 31, 2009, to $60.9 million at December 31, 2010, partially offset by an increase of $6.4 million, or 41.6%, in the allowance for loan losses over the same time period. As previously discussed, the increase in non-accrual loans was primarily attributable to increases in commercial real estate, and to a lesser extent, multifamily loans during the same time period. At December 31, 2010, 92.2% (balance of impaired loans) of the appraisals utilized for our impairment analysis were completed within the last 9 months, 3.0% (balance of impaired loans) were completed with the last 18 months, with remaining 4.8% (balance of impaired loans) being older than 18 months. All appraisals older than 12 months were reviewed by management and appropriate adjustments were made utilizing current market indices. Generally loans are charged down to the appraised value less costs to sell, which reduces the coverage ratio of the allowance for loan losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to loans held-for-investment, net, increased to 2.64% at December 31, 2010, from 2.11% at December 31, 2009. This increase was attributable to an increase of $6.4 million, or 41.6%, in the allowance for loan losses from December 31, 2009, to December 31, 2010, partially offset by an increase in the loan portfolio over the same time period. The increase in the Company’s allowance for loan losses during the year is primarily attributable to specific reserves on impaired loans, and in general loss factors related to increases in non-accrual loans, fluctuations in loan delinquencies, and continued declines in general economic conditions and real estate values.

Specific reserves on impaired loans increased $255,000, or 10.6%, from $2.4 million, for the year ended December 31, 2009, to $2.7 million for the year ended December 31, 2010. At December 31, 2010, the Company had 44 loans classified as impaired and recorded a total of $2.7 million of specific reserves on 13 of the 44 impaired loans. At December 31, 2009, the Company had 30 loans classified as impaired and recorded a total of $2.4 million of specific reserves on 11 of the 30 impaired loans. The increase in specific reserves recorded on impaired loans was attributable to an increase in impaired loans coupled with decreasing values of the underlying loan collateral.

The following table sets forth activity in our allowance for loan losses, by loan type, for the years indicated.

	Real Estate Loans									Total
		One-to-			Home Equity	Commercial	Insurance			Allowance
		four Family	Construction		and Lines of	and	Premium			for Loan
	Commercial	Residential	and Land	Multifamily	Credit	Industrial	Loans	Other	Unallocated	Losses
	(In thousands)

December 31, 2007	$3,456	60	1,461	99	38	484	—	38	—	$5,636
Provision for loan losses	2,722	71	1,282	689	108	204	—	6	—	5,082
Recoveries	—	—	—	—	—	—	—	—	—	—
Charge-offs	(1,002)	—	(761)	—	—	(165)	—	(12)	—	(1,940)

December 31, 2008	5,176	131	1,982	788	146	523	—	32	—	8,778
Provision for loan losses	4,575	95	1,113	1,242	64	1,495	101	2	351	9,038
Recoveries	—	—	—	—	—	—	—	—	—	—
Charge-offs	(1,348)	(63)	(686)	(164)	—	(141)	—	—	—	(2,402)

December 31, 2009	8,403	163	2,409	1,866	210	1,877	101	34	351	15,414
Provision for loan losses	5,238	407	(111)	5,403	32	(1,122)	91	(6)	152	10,084
Recoveries	—	—	—	—	—	—	20	—	—	20
Charge-offs	(987)	—	(443)	(2,132)	—	(36)	(101)	—	—	(3,699)

December 31, 2010	$12,654	570	1,855	5,137	242	719	111	28	503	$21,819

During the year ended December 31, 2010, the Company recorded net charge-offs of $3.7 million, an increase of $1.3 million, or 53.2%, as compared to the year ended December 31, 2009. The increase in net charge-offs was primarily attributable to a $2.0 million increase in net charge-offs related to multifamily real estate loans, partially offset by a $361,000 decrease in net charge-offs related to commercial real estate loans. As a result of higher net charge-offs, an increase in non-accrual multifamily real estate loans, coupled with the general decline in real estate values and the current economic downturn, the Company’s historical and general loss factors have increased, thus increasing the allowance for loan losses allocated to multifamily real estate loans by $3.3 million, or 175.3%, from $1.9 million at December 31, 2009, to $5.1 million at December 31, 2010. In addition, the Company continued to experience net charge-offs of commercial real estate loans, charging off $987,000 during the year ended December 31, 2010, as compared to $1.3 million during the year ended December 31, 2009. As a result of the net charge-offs incurred, as well as increased levels of commercial real estate loans on non-accrual status, coupled with the general decline in real estate values and the current economic downturn, the Company’s historical and general loss factors have increased, thus increasing the allowance for loan losses allocated to commercial real estate loans by $4.3 million, or 50.6%, from $8.4 million at December 31, 2009, to $12.7 million at December 31, 2010. The allowance for loan losses allocated to commercial and industrial loans and construction and land loans decreased $1.2 million and $554,000, respectively, from December 31, 2009, to December 31, 2010. These decreases were primarily attributable to a decrease in historical loss factors, coupled with decreased levels of non-accrual loans, and loans that are 30 to 89 days past due. Particular to commercial and industrial loans, the Company has experienced higher levels of net charge-offs in 2008 as it entered this lending category. Those charge-off levels decreased significantly as the Company’s experience in underwriting commercial and industrial loans increased. The Company could experience an increase in its allowance for loan losses in future periods if charge-offs and non-performing loans continue to increase.

Management of Market Risk

General.  A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale funding. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management risk committee, comprised of our Treasurer, who chairs this

Committee, our Chief Executive Officer, our Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk committee of our board of director’s the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

Net Portfolio Value Analysis.  We compute the net present value of our interest-earning assets and interest-bearing liabilities (net portfolio value or “NPV”) over a range of assumed market interest rates. Our simulation model uses a discounted cash flow analysis to measure the net portfolio value. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous, parallel, and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income Analysis.  We also analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points or a decrease of 100 and 200 which is based on the current interest rate environment.

The table below sets forth, as of December 31, 2010, our calculation of the estimated changes in our net portfolio value, net present value ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV
	Estimated	Estimated			Estimated
Change in	Present	Present		Estimated	NPV/Present	Net Interest
Interest Rates	Value of	Value of	Estimated	Change in	Value of	Income Percent
(Basis Points)	Assets	Liabilities	NPV	NPV	Assets Ratio	Change
	(dollars in thousands)

+400	$2,043,868	$1,712,552	$331,316	$(101,259)	16.21%	(17.06)%
+300	2,088,974	1,739,123	349,851	(82,724)	16.75%	(12.67)%
+200	2,143,522	1,766,592	376,930	(55,645)	17.58%	(7.83)%
+100	2,199,053	1,795,001	404,052	(28,523)	18.37%	(3.27)%
0	2,256,969	1,824,394	432,575	—	19.17%	—
−100	2,302,356	1,853,958	448,398	15,823	19.48%	0.72%
−200	2,326,914	1,874,885	452,029	19,454	19.43%	(3.38)%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2010, in the event of a 200 basis point decrease in interest rates, we would experience a 4.50% increase in estimated net portfolio value and a 3.38% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 23.41% decrease in net portfolio value and a 17.06% decrease in net interest income. Our policies provide that, in the event of a 400 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at December 31, 2010. At December 31, 2010, we were in compliance with all board approved policies with respect to interest rate risk management.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the Federal Home Loan Bank of New York, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our board asset and liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings of 35% or greater. At December 31, 2010, this ratio was 67.86%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs.

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

The Company had the following primary sources of liquidity at December 31, 2010 (in thousands):

Cash and cash equivalents	$43,852
Unpledged mortgage-backed securities	442,407
(Issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)

At December 31, 2010, we had $29.5 million in outstanding loan commitments. In addition, we had $32.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010, totaled $474.0 million, or 34.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2010. We believe, based on past experience, that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

The Company has a detailed contingency funding plan that is reviewed and reported to the board risk committee on at least a quarterly basis. This plan includes monitoring cash on a daily basis to determine the liquidity needs of the Bank. Additionally, management performs a stress test on the Bank’s retail deposits and wholesale funding sources in several scenarios on a quarterly basis. The stress scenarios include deposit attrition of up to 50%, and selling our securities available-for-sale portfolio at a discount of 20% to its current estimated fair value. The Bank continues to maintain significant liquidity under all stress scenarios.

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2010, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 12 of the Notes to the Consolidated Financial Statements.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less Than	One to Three	Three to Five	More Than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(In thousands)

Long-term debt(1)	$80,307	$137,300	$167,000	$6,000	$390,607
Operating leases	2,291	4,309	4,203	21,752	32,555
Capitalized leases	376	786	680	806	2,648
Certificates of deposit	473,989	21,614	57,432	—	553,035

Total	$556,963	$164,009	$229,315	$28,558	$978,845

Commitments to extend credit(2)	$62,407	$—	$—	$—	$62,407

(1)	Includes repurchase agreements, Federal Home Loan Bank of New York advances, and accrued interest payable at December 31, 2010.

(2)	Includes unused lines of credit which are assumed to be funded within the year.

As of December 31, 2010, we serviced $52.1 million of loans for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At December 31, 2010, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

Impact of Recent Accounting Standards and Interpretations

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

Accounting Standards Update No. 2010-20 under ASC 310 requires new disclosures that provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The update requires that an entity provide disclosures on a disaggregated basis. This update defines the two levels of disaggregation as portfolio segment and class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of a portfolio segment. This update also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These disclosures, as of the end of a reporting period and about activity that occurs during a reporting period, are effective for interim and annual reporting periods ending on or after December 15, 2010. We adopted these requirements as of December 31, 2010, and have provided the applicable disclosures.

Accounting Standards Update No. 2010-28 under ASC 350 details when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, and did not have a significant effect on the Company’s consolidated financial statements upon adoption.

Accounting Standards Update No. 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc, and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Short Hills, New Jersey
March 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Northfield Bancorp, Inc. and subsidiaries:

We have audited Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Northfield Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Short Hills, New Jersey
March 15, 2011

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2010	2009
	(In thousands,
	except share data)

ASSETS:
Cash and due from banks	$9,862	10,183
Interest-bearing deposits in other financial institutions	33,990	32,361

Total cash and cash equivalents	43,852	42,544

Trading securities	4,095	3,403
Securities available-for-sale, at estimated fair value (encumbered $275,694 in 2010
and $219,446 in 2009)	1,244,313	1,131,803
Securities held-to-maturity, at amortized cost (estimated fair value of $5,273 and
$6,930 in 2010 and 2009, respectively) (encumbered $0 in 2010 and 2009)	5,060	6,740
Loans held-for-sale	1,170	—
Loans held-for-investment, net	827,591	729,269
Allowance for loan losses	(21,819)	(15,414)

Net loans held-for-investment	805,772	713,855

Accrued interest receivable	7,873	8,054
Bank owned life insurance	74,805	43,751
Federal Home Loan Bank of New York stock, at cost	9,784	6,421
Premises and equipment, net	16,057	12,676
Goodwill	16,159	16,159
Other real estate owned	171	1,938
Other assets	18,056	14,930

Total assets	$2,247,167	2,002,274

LIABILITIES AND STOCKHOLDERS’ EQUITY:

LIABILITIES:
Deposits	$1,372,842	1,316,885
Securities sold under agreements to repurchase	243,000	200,000
Other borrowings	148,237	79,424
Advance payments by borrowers for taxes and insurance	693	757
Accrued expenses and other liabilities	85,678	13,668

Total liabilities	1,850,450	1,610,734

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 90,000,000 shares authorized, 45,632,611 and 45,628,211 shares issued at December 31, 2010 and 2009, respectively, 43,316,021 and 43,912,148 shares outstanding at December 31, 2010 and 2009, respectively	456	456
Additional paid-in capital	205,863	202,479
Unallocated common stock held by employee stock ownership plan	(15,188)	(15,807)
Retained earnings	222,655	212,196
Accumulated other comprehensive income	10,910	12,145
Treasury stock at cost; 2,316,590 and 1,716,063 shares at December 31, 2010 and 2009, respectively	(27,979)	(19,929)

Total stockholders’ equity	396,717	391,540

Total liabilities and stockholders’ equity	$2,247,167	2,002,274

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except share data)

Interest income:
Loans	$46,681	38,889	31,617
Mortgage-backed securities	33,306	42,256	38,072
Other securities	6,011	3,223	1,348
Federal Home Loan Bank of New York dividends	354	399	652
Deposits in other financial institutions	143	801	3,360

Total interest income	86,495	85,568	75,049

Interest expense:
Deposits	13,573	18,214	18,522
Borrowings	10,833	10,763	9,734

Total interest expense	24,406	28,977	28,256

Net interest income	62,089	56,591	46,793
Provision for loan losses	10,084	9,038	5,082

Net interest income after provision for loan losses	52,005	47,553	41,711

Non-interest income:
Fees and service charges for customer services	2,582	2,695	3,133
Income on bank owned life insurance	2,273	1,750	4,235
Gain (loss) on securities transactions, net	1,853	891	(1,318)
Other-than-temporary impairment losses on securities	(962)	(1,365)	—
Portion recognized in other comprehensive income (before taxes)	808	1,189	—

Net impairment losses on securities recognized in earnings	(154)	(176)	—

Other	288	233	103

Total non-interest income	6,842	5,393	6,153

Non-interest expense:
Compensation and employee benefits	19,056	16,896	11,723
Director compensation	1,516	1,338	545
Occupancy	5,149	4,602	3,864
Furniture and equipment	1,070	1,093	996
Data processing	2,521	2,637	3,021
Professional fees	3,613	1,950	1,584
FDIC insurance	1,805	2,320	251
Other	3,954	3,418	2,868

Total non-interest expense	38,684	34,254	24,852

Income before income taxes	20,163	18,692	23,012
Income tax expense	6,370	6,618	7,181

Net income	$13,793	12,074	15,831

Net income per common share — basic and diluted	$0.33	0.28	0.37
Weighted average shares outstanding — basic	41,387,106	42,405,774	43,133,856
Weighted average shares outstanding — diluted	41,669,006	42,532,568	43,133,856

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Years Ended December 31, 2010, 2009, and 2008
				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
		Par	Paid-ln	Employee Stock	Retained	Income (loss),	Treasury	Stockholders’
	Shares	Value	Capital	Ownership Plan	Earnings	Net of Tax	Stock	Equity
	(In thousands except share data)

Balance at December 31, 2007	44,803,061	$448	199,395	(16,977)	187,992	(3,518)	—	367,340

Comprehensive income:
Net income					15,831			15,831
Net unrealized holding gains on securities arising
during the year (net of tax of $2,434)						3,479		3,479
Reclassification adjustment for gains included
in net income (net of tax of $6)						(9)		(9)
Post retirement benefits adjustment (net of tax $28)						31		31

Total comprehensive income								19,332

Cash dividends declared ($0.04 per common share)					(738)			(738)
ESOP shares allocated or committed to be released			58	586				644
Balance at December 31, 2008	44,803,061	$448	199,453	(16,391)	203,085	(17)	—	386,578

Comprehensive income:
Net income					12,074			12,074
Net unrealized holding gains on securities arising
during the year (net of tax of $8,438)						12,075		12,075
Reclassification adjustment for gains included
in net income (net of tax of $35)						(54)		(54)
Post retirement benefits adjustment (net of tax $26)						35		35
Reclassification adjustment for OTTI impairment
included in net income (net of tax of $70)						106		106

Total comprehensive income								24,236

ESOP shares allocated or committed to be released			92	584				676
Stock compensation expense			2,942					2,942
Cash dividends declared ($0.16 per common share)					(2,963)			(2,963)
Issuance of restricted stock	825,150	8	(8)					0
Treasury stock (average cost of $11.61 per share)							(19,929)	(19,929)

Balance at December 31, 2009	45,628,211	$456	202,479	(15,807)	212,196	12,145	(19,929)	391,540

Comprehensive income:
Net income					13,793			13,793
Net unrealized holding losses on securities arising during the year (net of tax of $577)						(682)		(682)
Reclassification adjustment for gains included in net income (net of tax of $585)						(670)		(670)
Post retirement benefits adjustment (net of tax $11)						35		35
Reclassification adjustment for OTTI impairment included in net income (net of tax of $72)						82		82

Total comprehensive income								12,558

ESOP shares allocated or committed to be released			180	619				799
Stock compensation expense			3,020					3,020
Additional tax benefit on equity awards			184					184
Exercise of stock options					(26)		163	137
Cash dividends declared ($0.19 per common share)					(3,308)			(3,308)
Issuance of restricted stock	4,400	—						—
Treasury stock (average cost of $13.37 per share)							(8,213)	(8,213)

Balance at December 31, 2010	45,632,611	456	205,863	(15,188)	222,655	10,910	(27,979)	396,717

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$13,793	12,074	15,831
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,084	9,038	5,082
Depreciation	1,791	1,679	1,490
Amortization (accretion) of premium and discounts on securities, and deferred loan fees and costs	1,101	(1,486)	(1,098)
Amortization of mortgage servicing rights	117	113	135
Income on bank owned life insurance	(2,273)	(1,750)	(4,235)
Net gain on sale of loans held-for-sale	(34)	(138)	(29)
Proceeds from sale of loans held-for-sale	5,713	7,509	4,092
Origination of loans held-for-sale	(6,849)	(7,371)	(3,793)
(Gain) loss on securities transactions, net	(1,853)	(891)	1,318
Net impairment losses on securities recognized in earnings	154	176	—
Gain on sale of premises and equipment, net	(197)	—	—
Net purchases of trading securities	(95)	(313)	(226)
Decrease (increase) in accrued interest receivable	181	265	(2,719)
(Increase) decrease in other assets	(18)	148	(5,283)
Decrease (increase) prepaid FDIC assessment	1,610	(5,736)	—
ESOP shares allocated or committed to be released and stock compensation expense	3,819	3,618	644
Deferred taxes	(2,905)	(4,938)	(1)
Increase (decrease) in accrued expenses and other liabilities	1,263	2,831	(6,253)
Amortization of core deposit intangible	173	336	378

Net cash provided by operating activities	25,575	15,164	5,333

Cash flows from investing activities:
Net increase in loans receivable	(103,037)	(108,385)	(163,643)
Purchases of loans	—	(35,369)	—
(Purchases) redemptions of Federal Home Loan Bank of New York stock, net	(3,363)	2,989	(2,708)
Purchases of securities available-for-sale	(845,781)	(655,765)	(421,696)
Principal payments and maturities on securities available-for-sale	581,525	500,518	270,091
Principal payments and maturities on securities held-to-maturity	1,684	4,575	5,214
Proceeds from sale of securities available-for-sale	221,187	3,293	3,350
Proceeds from sale of securities held-to-maturity	—	3,371	—
Purchases of certificates of deposit in other financial institutions	—	(63)	(118,653)
Proceeds from maturities of certificates of deposit in other financial institutions	—	53,716	89,500
Purchase of bank owned life insurance	(28,781)	—	—
Cash received from bank owned life insurance contracts	—	—	3,794
Purchases and improvements of premises and equipment	(5,369)	(5,456)	(2,662)
Proceeds from sale of premises and equipment	394	—	—
Proceeds from sale of other real estate owned	721	—	—

Net cash used in investing activities	(180,820)	(236,576)	(337,413)

Cash flows from financing activities:
Net increase in deposits	55,957	292,446	147,214
Dividends paid	(3,308)	(2,963)	(738)
Exercise of stock options	137	—	—
Purchase of treasury stock	(8,213)	(19,929)	—
Additional tax benefit on equity awards	231	—	—
(Decrease) increase in advance payments by borrowers for taxes and insurance	(64)	(3,066)	2,980
Repayments under capital lease obligations	(187)	(160)	(136)
Proceeds from securities sold under agreements to repurchase and other borrowings	378,501	138,600	410,800
Repayments related to securities sold under agreements to repurchase and other borrowings	(266,501)	(191,100)	(203,000)

Net cash provided by financing activities	156,553	213,828	357,120

Net increase (decrease) in cash and cash equivalents	1,308	(7,584)	25,040
Cash and cash equivalents at beginning of year	42,544	50,128	25,088

Cash and cash equivalents at end of year	$43,852	42,544	50,128

Supplemental cash flow information:
Cash paid during the year for:
Interest	$24,463	29,334	27,322
Income taxes	9,776	10,351	11,316
Non-cash transactions:
Loans charged-off, net	3,679	2,402	1,940
Transfer of loans to other real estate owned	—	1,348	1,071
Other real estate owned charged-off	146	—	—
Loan to finance sale of other real estate owned	900	—	—
Due to broker for purchases of securities available-for-sale	70,747	—	—

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008

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

As part of the stock issuance plan announced in April 2007, Northfield Bank converted to a federally-charted savings bank from a New York-chartered savings bank effective November 6, 2007. On November 7, 2007, the Company completed its initial public stock offering. The Company sold 19,265,316 shares, or 43.0% of its outstanding common stock, to subscribers in the offering, including 1,756,279 shares purchased by the Northfield Bank Employee Stock Ownership Plan. Northfield Bancorp, MHC, the Company’s federally chartered mutual holding company parent originally held 24,641,684 shares, or 55.0% of the Company’s outstanding common stock. Additionally, the Company contributed $3.0 million in cash, and issued 896,061 shares of common stock, or 2.0% of the Company’s outstanding common stock to the Northfield Bank Charitable Foundation. The Northfield Bank Charitable Foundation purchased the common stock at par value.

Northfield Bank’s primary federal regulator is the Office of Thrift Supervision (the “OTS”) and was the Federal Deposit Insurance Corporation (the “FDIC”) prior to our November 2007 conversion. Simultaneously with Northfield Bank’s conversion, Northfield Bancorp, MHC, and Northfield Bancorp, Inc. converted to federal-chartered holding companies from New York-chartered holding companies.

On July 21, 2010, President Obama signed the Reform Act. The Reform Act, among other things, effectively merges the OTS into the OCC, with the OCC assuming all functions and authority from the OTS relating to federally chartered savings banks, and the FRB assuming all functions and authority from the OTS relating to savings and loan holding companies. Pursuant to the Reform Act, the OTS will be merged into the OCC as early as July 2011 at which time Northfield Bank will be regulated by the OCC and the Company will be regulated by the FRB.

The Boards of Directors of Northfield Bancorp, MHC, and the Company adopted a Plan of Conversion and Reorganization on June 4, 2010. On September 30, 2010, Northfield Bancorp, Inc., a federal corporation and the stock holding company for Northfield Bank, announced due to the current market conditions that Northfield Bancorp, Inc., the recently formed Delaware corporation and proposed new holding company for Northfield Bank, had postponed its stock offering in connection with the second-step conversion of Northfield Bancorp, MHC.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. Judgments related to goodwill, securities valuation and impairment, and deferred income taxes, involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from the estimates and assumptions.

Certain prior year balances have been reclassified to conform to the current year presentation.

(b)	Business

The Company, through its principal subsidiary, the Bank, provides a full range of banking services primarily to individuals and corporate customers in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. The Company also finances insurance premiums for commercial customers throughout the continental United States. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies, and undergoes periodic examinations by those regulatory authorities.

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

Our evaluation of other-than-temporary impairment considers the duration and severity of the impairment, our intent and ability to hold the securities, and our assessments of the reason for the decline in value and the likelihood of a near-term recovery. If a determination is made that a debt security is other-than-temporarily impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as an other-than-temporary impairment charge in non-interest income. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income (loss), net of tax. The estimated fair value of debt securities, including mortgage-backed securities and corporate debt obligations is furnished by an independent third party pricing service. The third party pricing service primarily utilizes pricing models and methodologies that incorporate observable market inputs, including among other things, benchmark yields, reported trades, and

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

projected prepayment and default rates. Management reviews the data and assumptions used in pricing the securities by its third party provider for reasonableness.

(e)	Loans

Net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Loans held-for-sale are designated at time of origination and generally consist of residential loans and are recorded at the lower of cost or estimated fair value in the aggregate. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of impaired loans to be all non-accrual loans with an outstanding balance of $500,000 or greater. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loans original effective interest rate, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments are recognized through a charge to the provision for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent. Homogeneous loans with balances less than $500,000 are collectively evaluated for impairment.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale of such collateral. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, impaired loans, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, and estimated value of any underlying collateral securing loans. Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions, and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at the date of the consolidated balance sheets. The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments. The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

While management uses available information to recognize probable and reasonably estimable losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions, particularly in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace. In addition, future changes in laws and regulations could make it more difficult for the Company to collect all contractual amounts due on its loans and mortgage-backed securities.

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

Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period. The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, or the underlying collateral value less costs to sell, if the loan is collateral dependent. Changes in present values attributable to the passage of time are recorded as a component of the provision for loan losses.

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

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We do not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2010.

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

Goodwill is presumed to have an indefinite useful life and is not amortized, but rather is tested, at least annually, for impairment at the reporting unit level. For purposes of the Company’s goodwill impairment testing, management has identified a single reporting unit. The Company uses the quoted market price of its common stock on the impairment testing date as the basis for estimating the fair value of the Company’s reporting unit. If the fair value of the reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required. As of December 31, 2010, the carrying value of goodwill totaled $16.2 million. The Company performed its annual goodwill impairment test, as of December 31, 2010, and determined the fair value of the Company’s one reporting unit to be in excess of its carrying value. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Company sponsors a defined postretirement benefit plan that provides for medical and life insurance coverage to a limited number of retirees, as well as life insurance to all qualifying employees of the Company. The estimated cost of postretirement benefits earned is accrued during an individual’s estimated service period to the Company. The Company recognizes in its balance sheet the over-funded or under-funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation at the end of our calendar year. The actuarial gains and losses and the prior service costs and credits that arise during the period are recognized as a component of other comprehensive income, net of tax.

Funds borrowed by the Employee Stock Ownership Plan (ESOP) from the Company to purchase the Company’s common stock are being repaid from the Bank’s contributions over a period of up to 30 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. The Company records compensation expense related to the ESOP at an amount equal to the shares committed to be released by the ESOP multiplied by the average fair value of our common stock during the reporting period.

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

(p)	Net Income per Common Share

Net income per common share-basic is computed for the years ended December 31, 2010, 2009, and 2008, by dividing the net income available to common stockholders by the weighted average number of common shares outstanding, excluding unallocated ESOP shares and unearned common stock award shares. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Northfield Bancorp, MHC and allocated or committed to be released ESOP shares.

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. At December 31, 2010, 2009, and 2008, there were 281,900, 126,794, and 0 dilutive shares outstanding, respectively.

(q)	Other Real Estate Owned

Assets acquired through loan foreclosure, or deed-in-lieu of, are held for sale and are initially recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Costs after acquisition are generally expensed. If the estimated fair value of the asset declines, a write-down is recorded through other non-interest expense.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at December 31 (in thousands):

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$342,316	13,479	—	355,795
Non-GSE	27,801	814	737	27,878
Real estate mortgage investment conduits (REMICs):
GSE	622,582	3,020	3,525	622,077
Non-GSE	65,766	3,674	51	69,389

	1,058,465	20,987	4,313	1,075,139

Other securities:
Equity investments — mutual funds	12,437	31	115	12,353
GSE bonds	34,988	45	—	35,033
Corporate bonds	119,765	2,146	123	121,788

	167,190	2,222	238	169,174

Total securities available-for-sale	$1,225,655	23,209	4,551	1,244,313

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$404,128	13,932	—	418,060
Non-GSE	65,363	799	3,696	62,466
REMICs
GSE	344,150	5,368	430	349,088
Non-GSE	111,756	2,627	189	114,194

	925,397	22,726	4,315	943,808

Other securities:
Equity investments — mutual funds	21,820	52	—	21,872
GSE bonds	28,994	—	11	28,983
Corporate bonds	134,595	2,595	50	137,140

	185,409	2,647	61	187,995

Total securities available-for-sale	$1,110,806	25,373	4,376	1,131,803

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2010 (in thousands):

	Amortized	Estimated
Available-for-sale	cost	fair value

Due in one year or less	$64,393	65,476
Due after one year through five years	90,360	91,345

Total	$154,753	156,821

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2010, and December 31, 2009, securities available-for-sale with a carrying value of $5,725,000 and $6,537,000, respectively, were pledged to secure deposits. See note 7 for further discussion regarding securities pledged for borrowings.

For the year ended December 31, 2010, the Company had gross proceeds of $221,187,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $1,260,000 and $4,000, respectively. For the year ended December 31, 2009, the Company had gross proceeds of $3,293,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $89,000 and $0, respectively. For the year ended December 31, 2008, the Company had gross proceeds of $3,350,000 on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $15,000 and $0, respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company recognized other-than-temporary impairment charges of $962,000 during the year ended December 31, 2010, related to one private label mortgage-backed security. The Company recognized the credit component of $154,000 in earnings and the non-credit component of $808,000 as a component of accumulated other comprehensive income, net of tax. The Company recognized other-than-temporary impairment charges of $1.4 million during the year ended December 31, 2009 related to one private label mortgage-backed security. The company recognized the credit component of $176,000 in earnings and the non-credit component of $1.2 million as a part of accumulated other comprehensive income, net of tax. The Company did not record other-than-temporary impairment charges during the year ended December 31, 2008.

The following is a rollforward of 2010, 2009, and 2008 activity related to the credit component of other-than-temporary impairment recognized on debt securities in pre-tax earnings, for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income:

	2010	2009	2008
	(In thousands)

Balance, beginning of year	$176	—	—
Additions to the credit component on debt securities in which other- than-temporary impairment was not previously recognized	154	176	—

Cumulative pre-tax credit losses, end of year	$330	176	—

Gross unrealized losses on mortgage-backed securities, equity securities, agency bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009, were as follows (in thousands):

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$—	—	737	10,126	737	10,126
REMICs
GSE	3,525	344,971	—	—	3,525	344,971
Non-GSE	—	—	51	1,238	51	1,238
Corporate bonds	123	13,880	—	—	123	13,880
Equity Investments — mutual funds	115	4,884	—	—	115	4,884

Total	$3,763	363,735	788	11,364	4,551	375,099

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value

Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$1	1,462	3,695	27,832	3,696	29,294
REMICs
GSE	429	116,478	1	16,507	430	132,985
Non-GSE	189	6,970	—	—	189	6,970
GSE bonds	11	4,019	—	—	11	4,019
Corporate bonds	50	16,017	—	—	50	16,017

Total	$680	144,946	3,696	44,339	4,376	189,285

Included in the above available-for-sale security amounts at December 31, 2010, were two pass-through non-GSE mortgage-backed securities in a continuous unrealized loss position of greater than twelve months, that were rated less than AAA at December 31, 2010. Of these two securities, one had an estimated fair value of $4.4 million (amortized cost of $4.4 million), was rated CC, and was supported by collateral entirely originated in 2006. The second security had an estimated fair value of $5.7 million (amortized cost of $6.5 million), was rated Caa2, and had the following underlying collateral characteristics: 82% originated in 2004, and 18% originated in 2005. The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of each of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for these two securities. As a result of management’s evaluation of these securities, the Company recognized, during the quarter ended September 30, 2010, other-than-temporary impairment of $962,000 on the $5.7 million security that was rated Caa2. Since management does not have the intent to sell the security, and believes it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(which may be at maturity), the credit component of $154,000 was recognized in earnings, and the non-credit component of $808,000 was recorded as a component of accumulated other comprehensive income, net of tax.

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

The Company held one REMIC non-GSE mortgage-backed security that was in a continuous unrealized loss position of greater than twelve months, and one corporate bond, one equity security, and sixteen REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months, and rated investment grade at December 31, 2010. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

(3)	Securities Held-to-Maturity

The following is a comparative summary of mortgage-backed securities held-to-maturity at December 31 (in thousands):

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$854	45	—	899
REMICs:
GSE	4,206	168	—	4,374

Total securities held-to-maturity	$5,060	213	—	5,273

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
Pass-through certificates:
GSE	$874	27	—	901
REMICs:
GSE	5,866	163	—	6,029

Total securities held-to-maturity	$6,740	190	—	6,930

For the year ended December 31, 2009, the Company had gross proceeds of $3,371,000 on sales of securities held-to-maturity with gross realized gains and gross realized losses of approximately $210,000 and $0, respectively, which primarily resulted from the sale of smaller balance (less than 15% of original purchased principal) mortgage-backed securities. The Company sells these smaller balance securities as the cost of servicing becomes prohibitive. The Company did not sell any held-to-maturity securities during the years ended December 31, 2010 and 2008.

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

(4)	Loans

Loans held-for-investment, net, consists of the following at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Real estate loans:
Commercial	$339,321	327,802
One -to- four family residential	78,032	90,898
Construction and land	35,054	44,548
Multifamily	283,588	178,401
Home equity and lines of credit	28,125	26,118

Total real estate loans	764,120	667,767

Commercial and industrial loans	17,020	19,252
Insurance premium finance loans	44,517	40,382
Other loans	1,062	1,299

Total loans held-for-investment	826,719	728,700
Deferred loan costs, net	872	569

Loans held-for-investment, net	827,591	729,269
Allowance for loan losses	(21,819)	(15,414)

Net loans held-for-investment	$805,772	713,855

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company had $1.2 million in loans held-for-sale at December 31, 2010. All loans held for sale are one -to- four family residential mortgage loans. The Company did not have any loans held-for-sale at December 31, 2009.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company, through its principal subsidiary, the Bank, serviced $52,071,000 and $73,800,000 of loans at December 31, 2010 and 2009, respectively, for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At December 31, 2010, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. Servicing of loans for others does not have a significant effect on our financial position or results of operations.

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of the following two components:

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

(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk ratings. We apply an estimated loss rate to each loan group. The loss rates applied are based on our cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. Within general allowances is an unallocated reserve established to recognize losses related to the inherent subjective nature of the appraisal process and the internal credit risk rating process.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In underwriting a loan secured by real property, we require an appraisal (or an automated valuation model) of the property by an independent licensed appraiser approved by the Company’s board of directors. The appraisal is subject to review by an independent third party hired by the Company. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

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

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the OTS and FDIC for institutions both in our market area and nationally for periods that are believed to have experienced similar economic conditions.

We evaluate the allowance for loan losses based on the combined total of the impaired and general components. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review the allowance for loan losses. The Office of Thrift Supervision may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last examination was as of September 30, 2010.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of changes in the allowance for loan losses for the years ended December 31, 2010, 2009, and 2008 follows (in thousands):

	December 31,
	2010	2009	2008

Balance at beginning of year	$15,414	8,778	5,636
Provision for loan losses	10,084	9,038	5,082
Recoveries	20	—	—
Charge-offs	(3,699)	(2,402)	(1,940)

Balance at end of year	$21,819	15,414	8,778

The following table sets forth activity in our allowance for loan losses, by loan type, for the year ended December 31, 2010. The following table also details the amount of loans receivable, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment.

	Real Estate
					Home Equity	Commercial
		One -to-	Construction		and Lines of	and	Insurance
	Commercial	Four Family	and Land	Multifamily	Credit	Industrial	Premium	Other	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$8,403	163	2,409	1,866	210	1,877	101	34	351	$15,414
Charge-offs	(987)	—	(443)	(2,132)	—	(36)	(101)	—	—	(3,699)
Recoveries	—	—	—	—	—	—	20	—	—	20
Provisions	5,238	407	(111)	5,403	32	(1,122)	91	(6)	152	10,084

Ending Balance	$12,654	570	1,855	5,137	242	719	111	28	503	$21,819

Ending balance: individually evaluated for impairment	$2,129	369	36	121	—	—	—	—	—	$2,655

Ending balance: collectively evaluated for impairment	$10,525	201	1,819	5,016	242	719	111	28	503	$19,164

Loans receivable, net:
Ending balance	$339,259	78,109	35,077	284,199	28,337	17,032	44,517	1,061	—	$827,591

Ending balance: individually evaluated for impairment	$51,324	1,750	4,562	5,083	—	500	—	—	—	$63,219

Ending balance: collectively evaluated for impairment	$287,935	76,359	30,515	279,116	28,337	16,532	44,517	1,061	—	$764,372

The Company continuously monitors the credit quality of its loan receivables in an ongoing manner. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loan receivables. Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired). In calculating the provision for loan losses, management has determined that

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one -to- four family loans having loan-to-value ratios of less than 60%, require no allowance for loan losses at each period end. If any such loans were to default, requiring the Company to repossess the collateral, no loss would be expected as the Company would be well secured.

The Company has also adopted a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Monthly, management presents monitored assets to the loan committee. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses. After determining the general reserve loss factor for each portfolio segment, the portfolio segment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve. Loans that have an internal credit rating of special mention or substandard are multiplied by a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point credit risk rating system.

1. Strong
2. Good
3. Acceptable
4. Adequate
5. Watch
6. Special Mention
7. Substandard
8. Doubtful
9. Loss

Loans rated 1 — 5 are considered pass ratings. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated special mention.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table details the recorded investment of loans receivable, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2010 (in thousands).

	Real Estate
								Home Equity
	Commercial		1-4 Family		Construction	Multifamily		and Lines of	Commercial	Insurance
	<35%LTV	=> 35% LTV	< 60% LTV	=> 60% LTV	and Land	< 35% LTV	=> 35% LTV	Credit	and Industrial	Premium	Other	Total

Internal Risk Rating
Pass	24,826	248,759	49,928	22,247	24,767	18,880	256,948	28,042	14,110	44,149	1,061	733,717
Special Mention	1,613	12,108	1,206	1,750	1,128	—	5,233	55	776	239	—	24,108
Substandard	1,385	50,568	623	2,355	9,182	504	2,634	240	2,146	129	—	69,766

Total Loans Receivable, net	27,824	311,435	51,757	26,352	35,077	19,384	264,815	28,337	17,032	44,517	1,061	827,591

Included in loans receivable are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $59.3 million and $41.6 million at December 31, 2010, and December 31, 2009, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $52.0 million and $36.8 million at December 31, 2010, and December 31, 2009, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $7.3 million and $4.8 million at December 31, 2010, and December 31, 2009, respectively. Loans past due ninety days or more and still accruing interest were $1.6 million and $191,000 at December 31, 2010, and December 31, 2009, respectively, and consisted of loans that are well secured or in the process of renewal.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2010 (in thousands).

	Non-Accruing Loans
					> 90 Days
					Past Due	Total Non-
	0-29 Days	30-89 Days	≥ 90 Days		and	Performing
	Past Due	Past Due	Past Due	Total	Accruing	Loans

Real estate loans:
Commercial
LTV < 35%
Special Mention	$29	—	—	29	—	29

Total	29	—	—	29	—	29
LTV > 35%
Substandard	13,650	15,050	17,659	46,359	—	46,359

Total	13,650	15,050	17,659	46,359	—	46,359

Total commercial	13,679	15,050	17,659	46,388	—	46,388

One-to-four family residential
LTV < 60%
Special Mention	—	179	99	278	86	364
Substandard	135	—	197	332	291	623

Total	135	179	296	610	377	987
LTV > 60%
Substandard	—	591	74	665	731	1,396

Total	—	591	74	665	731	1,396

Total one-to-four family residential	135	770	370	1,275	1,108	2,383

Construction and land
Special Mention	—	—	—	—	404	404
Substandard	2,152	1,860	1,110	5,122	—	5,122

Total construction and land	2,152	1,860	1,110	5,122	404	5,526

Multifamily
LTV < 35%
Substandard	—	504	—	504	—	504

Total	—	504	—	504	—	504
LTV > 35%
Special Mention	1,824	—	—	1,824	—	1,824
Substandard	—	423	2,112	2,535	—	2,535

Total	1,824	423	2,112	4,359	—	4,359

Total multifamily	1,824	927	2,112	4,863	—	4,863

Home equity and lines of credit — Substandard	—	—	181	181	59	240

Total home equity and lines of credit	—	—	181	181	59	240

Commercial and industrial loans
Pass	—	—	—	—	38	38
Special Mention	—	—	100	100	—	100
Substandard	—	267	956	1,223	—	1,223

Total commercial and industrial loans	—	267	1,056	1,323	38	1,361

Insurance premium loans — Substandard	—	—	129	129	—	129

Total insurance premium loans	—	—	129	129	—	129

Total Non-Performing Loans	$17,790	18,874	22,617	59,281	1,609	60,890

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the detail and delinquency status of loans receivable, net of deferred fees and costs, by performing and non-performing loans at December 31, 2010 (in thousands).

	Performing (Accruing) Loans			Non-
	0-29 Days Past	30-89 Days		Performing	Total Loans
	Due	Past Due	Total	Loans	Receivable, net

Real estate loans:
Commercial
LTV < 35%
Pass	$24,823	3	24,826	—	24,826
Special Mention	1,068	516	1,584	29	1,613
Substandard	—	1,385	1,385	—	1,385

Total	25,891	1,904	27,795	29	27,824
LTV > 35%
Pass	242,131	6,628	248,759	—	248,759
Special Mention	11,670	438	12,108	—	12,108
Substandard	4,209	—	4,209	46,359	50,568

Total	258,010	7,066	265,076	46,359	311,435

Total commercial	283,901	8,970	292,871	46,388	339,259

One-to-four family residential
LTV < 60%
Pass	48,930	998	49,928	—	49,928
Special Mention	83	759	842	364	1,206
Substandard	—	—	—	623	623

Total	49,013	1,757	50,770	987	51,757
LTV > 60%
Pass	21,429	818	22,247	—	22,247
Special Mention	1,750	—	1,750	—	1,750
Substandard	959	—	959	1,396	2,355

Total	24,138	818	24,956	1,396	26,352

Total one-to-four family residential	73,151	2,575	75,726	2,383	78,109

Construction and land
Pass	24,767	—	24,767	—	24,767
Special Mention	225	499	724	404	1,128
Substandard	4,060	—	4,060	5,122	9,182

Total construction and land	29,052	499	29,551	5,526	35,077

Multifamily
LTV < 35%
Pass	18,656	224	18,880	—	18,880
Substandard	—	—	—	504	504

Total	18,656	224	18,880	504	19,384
LTV > 35%
Pass	251,129	5,819	256,948	—	256,948
Special Mention	3,258	151	3,409	1,824	5,233
Substandard	99	—	99	2,535	2,634

Total	254,486	5,970	260,456	4,359	264,815

Total multifamily	273,142	6,194	279,336	4,863	284,199

Home equity and lines of credit
Pass	27,780	262	28,042	—	28,042
Special Mention	55	—	55	—	55
Substandard	—	—	—	240	240

Total home equity and lines of credit	27,835	262	28,097	240	28,337

Commercial and industrial loans
Pass	13,626	446	14,072	38	14,110
Special Mention	586	90	676	100	776
Substandard	923	—	923	1,223	2,146

Total commercial and industrial loans	15,135	536	15,671	1,361	17,032

Insurance premium loans
Pass	43,728	421	44,149	—	44,149
Special Mention	—	239	239	—	239
Substandard	—	—	—	129	129

Total insurance premium loans	43,728	660	44,388	129	44,517

Other loans
Pass	959	102	1,061	—	1,061

Total other loans	959	102	1,061	—	1,061

	$746,903	19,798	766,701	60,890	827,591

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes impaired loans as of December 31, 2010 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Special Mention	$661	661	—
LTV > 35%
Special Mention	4,807	4,807	—
Substandard	25,590	26,870	—
Construction and land
Substandard	2,152	2,416	—
Multifamily
LTV < 35%
Substandard	504	504	—
LTV > 35%
Special Mention	3,392	5,242	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV > 35%
Substandard	20,766	21,782	(2,129)
One-to-four family residential
LTV > 60%
Special Mention	1,750	1,750	(369)
Construction and land
Substandard	2,410	3,079	(36)
Multifamily
LTV > 35%
Substandard	1,187	1,632	(121)
Total:
Real estate loans
Commercial	51,824	54,120	(2,129)
One-to-four family residential	1,750	1,750	(369)
Construction and land	4,562	5,495	(36)
Multifamily	5,083	7,378	(121)

	$63,219	68,743	(2,655)

At December 31, 2009, the recorded investment of impaired loans was $44.1 million, with related allowances of $2.4 million.

Included in the table above at December 31, 2010, are loans with carrying balances of $24.8 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the $44.1 million of impaired loans at December 31, 2009, are loans with carrying balances of $12.7 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at December 31, 2010, and 2009, have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans.

The average recorded balance of impaired loans for the years ended December 31, 2010, 2009, and 2008 was approximately $54.3 million, $27.2 million, and $7.0 million, respectively. The Company recorded $2.8 million and $624,000 of interest income on impaired loans for the years ended December 31, 2010 and

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2009, respectively. The Company did not record any interest income on impaired loans for the year ended December 31, 2008.

As of December 31, 2010, we serviced $52.1 million of loans for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At December 31, 2010, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

(5)	Premises and Equipment, Net

At December 31, 2010 and 2009, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2010	2009

At cost:
Land	$436	566
Buildings and improvements	3,270	3,407
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	13,724	12,782
Leasehold improvements	14,807	10,570

	34,837	29,925
Accumulated depreciation and amortization	(18,780)	(17,249)

Premises and equipment, net	$16,057	12,676

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $1,791,000, $1,679,000, and $1,490,000, respectively.

During the year ended December 31, 2010, the Company recognized a gain of approximately $197,000 as a result of the sale of premises and equipment. The Company had no sales of premises and equipment in 2009 and 2008.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Deposits

Deposit account balances at December 31, 2010 and 2009, are summarized as follows (dollars in thousands):

	December 31,
	2010		2009
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate

Transaction:
Negotiable orders of withdrawal	$76,251	1.03%	$62,904	1.51%
Non-interest bearing checking	111,413	—	110,015	—

Total transaction	187,664	0.42	172,919	0.55

Savings:
Money market	294,003	0.97	195,055	1.35
Savings	338,140	0.33	369,538	0.64

Total savings	632,143	0.63	564,593	0.89

Certificates of deposit:
Under $100,000	272,266	1.34	302,869	2.02
$100,000 or more	280,769	1.25	276,504	1.76

Total certificates of deposit	553,035	1.29	579,373	1.90

Total deposits	$1,372,842	0.87%	$1,316,885	1.29%

The Company had brokered deposits (classified as certificates of deposit in the above table) of $68.4 million and $54.8 million, at December 31, 2010 and 2009, respectively.

Scheduled maturities of certificates of deposit at December 31, 2010, are summarized as follows (in thousands):

December 31,
2010

2011	$473,989
2012	15,964
2013	5,650
2014	24,243
2015 and after	33,189

$553,035

Interest expense on deposits for the years ended December 31, 2010, 2009, and 2008 is summarized as follows (in thousands):

	December 31,
	2010	2009	2008

Negotiable orders of withdrawal and money market	$3,546	3,213	3,147
Savings-passbook, statement, and tiered	1,573	2,833	2,719
Certificates of deposits	8,454	12,168	12,656

	$13,573	18,214	18,522

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Securities Sold Under Agreements to Repurchase and Other Borrowings

Borrowings consisted of Securities Sold under Agreements to Repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2010	2009

Repurchase agreements	$243,000	200,000
Other borrowings
FHLB advances	146,300	71,300
Over-night borrowings	—	6,000
Obligations under capital leases	1,937	2,124

	$391,237	279,424

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s investment in FHLB capital stock.

Repurchase agreements and FHLB advances have contractual maturities at December 31, 2010, as follows (in thousands):

	December 31, 2010
	FHLB	Repurchase
	Advances	Agreements

2011	$59,000	20,000
2012	13,000	50,000
2013	19,300	55,000
2014	2,500	56,000
2015 and after	52,500	62,000

	$146,300	243,000

The Bank’s repurchase agreements have a weighted average rate of 2.14%. The Bank has $40.0 million of repurchase agreements that mature in less than 30 days, $15.0 million that mature in 30 to 90 days, with the remaining $91.3 million maturing in more than 90 days. The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $266.2 million, and a market value of $275.7 million, at December 31, 2010.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $402.2 million, utilizing unencumbered securities of $442.4 million at December 31, 2010. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest expense on borrowings for the years ended December 31, 2010, 2009, and 2008 are summarized as follows (in thousands):

	December 31,
	2010	2009	2008

Repurchase Agreements	$9,116	7,158	2,728
FHLB advances	1,513	3,358	6,655
Over-night borrowings	26	53	143
Obligations under capital leases	178	194	208

	$10,833	10,763	9,734

(8)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008 consists of the following (in thousands):

	December 31,
	2010	2009	2008

Federal tax expense (benefit):
Current	$8,114	9,434	6,130
Deferred	(1,315)	(3,758)	455

	6,799	5,676	6,585

State and local tax expense (benefit):
Current	1,161	2,122	1,052
Deferred	(1,590)	(1,180)	(456)

	(429)	942	596

Total income tax expense	$6,370	6,618	7,181

The Company has recognized deferred income tax (benefit) expense related to changes in unrealized gains and losses on securities available-for-sale of ($1,090,000), $8,473,000, and $2,428,000, in 2010, 2009, and 2008, respectively. Such amounts are recorded as a component of comprehensive income in the consolidated statements of changes in stockholders’ equity.

The Company has also recognized an income tax expense related to net actuarial losses from other postretirement benefits of $26,000, $26,000, and $28,000 in 2010, 2009, and 2008, respectively. Such amounts are recorded as a component of accumulated comprehensive income in the consolidated statements of changes in stockholders’ equity.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2010, 2009, and 2008 is as follows (dollars in thousands):

	December 31,
	2010	2009	2008

Tax expense at statutory rate of 35%	$7,057	6,542	8,054
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	(279)	612	387
Bank owned life insurance	(796)	(613)	(1,482)
Incentive stock options	149	166	—
Other, net	239	(89)	222

Income tax expense	$6,370	6,618	7,181

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$8,838	6,346
Deferred loan fees	33	181
Capitalized leases	802	886
Charitable deduction carryforward	2,153	3,017
Deferred compensation	2,135	2,175
Accrued salaries	525	51
Postretirement benefits	498	483
Equity awards	1,351	1,030
Unrealized actuarial losses on post retirement benefits	197	223
Straight-line leases adjustment	704	598
Asset retirement obligation	99	87
Reserve for accrued interest receivable	1,304	1,047
Reserve for loan commitments	154	111
New Jersey NOL	22	—
Other	255	210

Total gross deferred tax assets	19,070	16,445

Deferred tax liabilities:
Depreciation	213	383
Unrealized gains on securities — AFS	7,468	8,558
Mortgage servicing rights	49	98
Employee Stock Ownership Plan	78	4
Step up to fair market value of acquired loans	95	120
Step up to fair market value of acquired investment	1	13
Other	12	84

Total gross deferred tax liabilities	7,916	9,260

Valuation allowance	1,038	1,038

Net deferred tax asset	$10,116	6,147

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s Federal, state, and city base-year reserves were approximately $5,900,000, respectively, at December 31, 2010 and 2009. Under the tax laws as amended, events that would result in taxation of certain of these reserves include the following: (a) the Company’s retained earnings represented by this reserve are used for purposes other than to absorb losses from bad debts, including excess dividends or distributions in liquidation; (b) the Company redeems its stock; (c) the Company fails to meet the definition of a bank for Federal purposes or a thrift for state and city purposes; or (d) there is a change in the federal, state, or city tax laws. At December 31, 2005, the Company’s unrecognized deferred tax liabilities with respect to its base-year reserves for Federal, state, and city taxes totaled approximately $2,800,000. Deferred tax liabilities have not been recognized with respect to the 1987 base-year reserves, since the Company does not expect that these amounts will become taxable in the foreseeable future.

At December 31, 2005, the Company did not meet the definition of a thrift for New York State and City purposes, and as a result, recorded a state and local tax expense of approximately $2,200,000 pertaining to the recapture of the state and city base-year reserves accumulated after December 31, 1987.

The Company did not have any uncertain tax positions for the years ended December 31, 2010 and 2009.

The Company records interest accrued related to uncertain tax benefits as tax expense. During the year ended December 31, 2008, the Company accrued $62,000 in interest on uncertain tax positions. The Company records any penalties accrued as other expenses. The Company has not incurred any tax penalties.

The State of New York passed legislation in August of 2010 to conform the bad debt deduction allowed under Article 32 of the New York State tax law to the bad debt deduction allowed for federal income tax purposes. As a result, Northfield Bank no longer establishes, or maintains, a New York reserve for losses on loans, and is required to claim a deduction for bad debts in an amount equal to its actual loan loss experience. In addition, this legislation eliminated the potential recapture of the New York tax bad debt reserve that could have otherwise occurred in certain circumstances under New York State tax law prior to August of 2010. As a result of this new legislation, the Company reversed approximately $738,000 in deferred tax liabilities during the third quarter of 2010.

(9)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least one year of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $166,000, $156,000, and $166,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code. The Company did not contribute to the profit sharing plan during 2010, 2009 and 2008.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company maintains the Northfield Bank Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to, and did purchase, 1,756,279 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share. This purchase was funded with a loan from Northfield Bancorp, Inc. to the ESOP. The first payment on the loan from the ESOP to the Company was due and paid on December 31, 2007, and the outstanding balance at December 31, 2010 and 2009, was $15.4 million and $15.8 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 60,570 and 58,539 shares were released and allocated to participants for the ESOP year ended December 31, 2010 and 2009, respectively. ESOP compensation expense for the year ended December 31, 2010, 2009, and 2008 was $774,000, $676,000, and $644,000, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

The Company maintains a Supplemental Employee Stock Ownership Plan (the SESOP), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company made a contribution to the SESOP plan of $33,000, $41,000, and $54,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company provides post retirement medical and life insurance to a limited number of retired individuals. The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits. The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2010	2009

Accumulated postretirement benefit obligation beginning of year	$1,670	1,559
Service cost	5	4
Interest cost	88	93
Actuarial loss	12	111
Benefits paid	(108)	(97)

Accumulated postretirement benefit obligation end of year	1,667	1,670

Plan assets at fair value	—	—
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	—
Unrecognized loss	—	—

Accrued liability (included in accrued expenses and other liabilities)	$1,667	1,670

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2010	2009

Net loss	$266	280
Transition obligation	84	100
Prior service cost	121	137

Loss recognized in accumulated other comprehensive income (loss)	$471	517

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2011 are $25,182, $16,711, and $15,575, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	December 31,
	2010	2009	2008

Service cost	$5	4	3
Interest cost	88	93	95
Amortization of transition obligation	17	17	17
Amortization of prior service costs	15	15	16
Amortization of unrecognized loss	26	17	22

Net postretirement benefit cost included in compensation and employee benefits	$151	146	153

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plan’s expected benefit payments, rounded to the nearest quarter percentage point. The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2010	2009	2008

Assumptions used to determine benefit obligation at period end:
Discount rate	5.00%	5.50	6.25
Rate of increase in compensation	4.00	4.25	4.25
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	5.50%	6.25	6.25
Rate of increase in compensation	4.25	4.25	4.50

At December 31, 2010, a medical cost trend rate of 8.75% for 2010, decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation. At December 31, 2009, a medical cost trend rate of 9.00% for 2009, decreasing 0.50% per year thereafter until an ultimate rate of 5.00% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third party analysis of recent and projected healthcare cost trends.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage Point Increase		One Percentage Point Decrease
	2010	2009	2010	2009

Effect on benefits earned and interest cost	$7	8	(6)	(6)
Effect on accumulated postretirement benefit obligation	$129	126	(115)	(112)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage			One Percentage
	Point Increase			Point Decrease
	2010	2009	2008	2010	2009	2008

Aggregate of service and interest components of net periodic cost (benefit)	$7	8	7	(6)	(6)	(7)

Benefit payments of approximately $108,000, $97,000, and $88,000 were made in 2010, 2009, and 2008, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $118,000 in 2011; $123,000 in 2012; $127,000 in 2013; $131,000 in 2014; and $133,000 in 2015. The benefit payments expected to be paid in the aggregate for the years 2016 through 2020 are $661,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2010, and include estimated future employee service.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Medicare Act, introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. The Company has evaluated the estimated potential subsidy available under the Medicare Act and the related costs associated with qualifying for the subsidy. Due to the limited number of participants in the plan, the Company has concluded that it is not cost beneficial to apply for the subsidy. Therefore, the accumulated postretirement benefit obligation information and related net periodic postretirement benefit costs do not reflect the effect of any potential subsidy.

On March 23, 2010, President Obama signed into law the comprehensive reform legislation, the Protection and Affordable Care Act (PPACA). Based on the Company’s participant group and coverage currently provided to participants, the legislation had not material effect on the actuarial calculations related to the Company’s plan liabilities and related expenses.

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $4,095,000 and $3,403,000 at December 31, 2010 and 2009, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Expense (income) under this plan was $597,000, $592,000, and $(1,331,000) for the years ended December 31, 2010, 2009, and 2008, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and current director on July 18, 2006. The agreement provides for 120 monthly payments of $17,450. The present value

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006. The present value of the obligation as of December 31, 2010 and 2009, was approximately $1,039,000 and $1,190,000, respectively.

(10)	Equity Incentive Plan

The Company maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The Plan provides for the issuance or delivery of up to 3,073,488 shares of Northfield Bancorp, Inc. common stock subject to certain Plan limitations. On January 30, 2009, certain officers and employees of the Company were granted an aggregate of 1,478,900 stock options and 582,700 shares of restricted stock, and non-employee directors received an aggregate of 623,700 stock options and 249,750 shares of restricted stock. On May 29, 2009, an employee was granted 3,800 stock options and 4,200 restricted stock awards. On January 30, 2010, an employee was granted 3,000 stock options and 4,400 restricted stock awards. All stock options and restricted stock granted to date vests in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%. The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%. The fair value of stock options granted on January 30, 2010, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.90%, volatility of 38.29% and a dividend yield of 1.81%. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

During the years ended December 31, 2010 and 2009, the Company recorded $3.0 million and $2.9 million, respectively, of stock-based compensation. There was no stock based compensation during the year ended December 31, 2008.

The following table is a summary of the Company’s non-vested stock options as of December 31, 2010, and changes therein during the year then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (Years)

Outstanding- December 31, 2009	2,083,400	$3.22	$9.94	9.08
Granted	3,000	4.66	13.24	10.00
Exercised	(13,860)	3.22	9.94	—

Outstanding- December 31, 2010	2,072,540	$3.22	$9.94	8.09

Exercisable- December 31, 2010	424,020	$3.22	$9.94	8.08

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2010, is $4.1 million over an average period of 3.1 years.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the status of the Company’s restricted shares as of December 31, 2010, and changes therein during the year then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value

Non-vested at December 31, 2009	825,150	$9.97
Granted	4,400	13.24
Vested	(175,670)	9.94

Non-vested at December 31, 2010	653,880	$9.97

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2010, is $5.0 million over an average period of 3.1 years.

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

At December 31, 2010, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

Commitments to extend credit	$29,467
Unused lines of credit	32,759
Standby letters of credit	181

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2010. The Company maintains an allowance for estimated losses on commitments to extend credit. At December 31, 2010 and 2009, the allowance was $366,000 and $266,000, respectively, and is recorded as a component of other non-interest expense.

The Company, through its principal subsidiary, the Bank, serviced $52,071,000 and $73,800,000 of loans at December 31, 2010 and 2009, respectively, for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At December 31, 2010,

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

At December 31, 2010, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases, are as follows (in thousands):

	Rental	Rental	Rental
	Payments	Payments	Receipts
	Capitalized	Operating	Operating
	Leases	Leases	Leases

Year ending December 31:
2011	$376	2,291	165
2012	387	2,192	165
2013	399	2,117	170
2014	411	2,094	190
2015	269	2,109	190
Thereafter	806	21,752	1,632

Total minimum lease payments	$2,648	32,555	2,512

Net rental expense included in occupancy expense was approximately $2,353,000, $2,128,000, and $1,466,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

The Bank is required by regulation to maintain a certain level of cash balances on hand and/or on deposit with the Federal Reserve Bank of New York. As of December 31, 2010 and 2009, the Bank was required to maintain balances of $700,000 and $483,000, respectively.

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

(12)	Regulatory Requirements

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Management believes that as of December 31, 2010, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Currently, Northfield Bancorp, Inc. is regulated, supervised, and examined by the OTS as a savings and loan holding company and, as such, is not subject to regulatory capital requirements. The Reform Act will require the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. As a result, on the fifth anniversary of the effective date of the Reform Act, we will become subject to consolidated capital requirements which we have not been subject to previously.

The following is a summary of Northfield Bank’s regulatory capital amounts and ratios compared to the OTS requirements as of December 31, 2010 and 2009, for classification as a well-capitalized institution and minimum capital (dollars in thousands).

	OTS Requirements
					For well
			For Capital		Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio

As of December 31, 2010:
Tangible capital to tangible assets	$292,981	13.43%	$32,723	1.50%	$	NA	NA	%
Tier 1 capital (core) (to adjusted total assets)	292,981	13.43	87,263	4.00		109,078	5.00
Total capital (to risk- weighted assets)	307,375	27.39	89,751	8.00		112,188	10.00
As of December 31, 2009:
Tangible capital to tangible assets	$274,236	14.35%	$28,666	1.50%	$	NA	NA	%
Tier 1 capital (core) (to adjusted total assets)	274,236	14.35	76,442	4.00		95,553	5.00
Total capital (to risk- weighted assets)	287,085	28.52	80,529	8.00		100,661	10.00

(13)	Fair Value of Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2010 and 2009, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$977,872	—	977,872	—
Non-GSE	97,267	—	97,267	—
Corporate bonds	121,788	—	121,788	—
GSE bonds	35,033	—	35,033	—
Equities	12,353	12,353	—	—

Total available-for-sale	1,244,313	12,353	1,231,960	—

Trading securities	4,095	4,095	—	—

Total	$1,248,408	16,448	1,231,960	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage (CRE)	$26,951	—	—	26,951
One- to- four family residential mortgage	1,381	—	—	1,381
Construction and land	4,526	—	—	4,526
Multifamily	2,890	—	—	2,890

Total impaired loans	35,748	—	—	35,748

Other real estate owned (CRE)	171	—	—	171

Total	$35,919	—	—	35,919

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

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

Available -for- Sale Securities:  The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist primarily of money market mutual funds. There were no transfers of securities between Level 1 and Level 2 during the year ended December 31, 2010.

Trading Securities:  Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.

In addition, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

Impaired Loans:  At December 31, 2010, and December 31, 2009, the Company had impaired loans with outstanding principal balances of $38.4 million and $31.4 million that were recorded at their estimated fair value of $35.7 million and $29.0 million, respectively. The Company recorded impairment charges of $2.7 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively, and charge-offs of $3.7 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:  At December 31, 2010 and 2009, the Company had assets acquired through foreclosure of $171,000 and $1.9 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

Subsequent valuation adjustments to other real estate owned (REO) totaled $146,000, for the year ended December 31, 2010, reflecting continued deterioration in estimated fair values. The remaining reduction to REO was a result of sales. During the year ended December 31, 2009, the Company transferred a loan with a principal balance of $1.9 million and an estimated fair value, less costs to sell, of $1.4 million to other real estate owned. During the year ended December 31, 2009, the Company recorded impairment charges of $489,000 prior to the transfer of the loan to OREO utilizing Level 3 inputs. Subsequent valuation adjustments to other real estate owned totaled $516,000 and $0 for the years ended December 31, 2009 and 2008, respectively, reflective of continued deterioration in estimated fair values. Operating costs after acquisition are expensed.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values of the Company’s significant financial instruments at December 31, 2010, and 2009, are presented in the following table (in thousands):

	December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial assets:
Cash and cash equivalents	$43,852	43,852	42,544	42,544
Trading securities	4,095	4,095	3,403	3,403
Securities available-for — sale	1,244,313	1,244,313	1,131,803	1,131,803
Securities held-to-maturity	5,060	5,273	6,740	6,930
Federal Home Loan Bank of New York stock, at cost	9,784	9,784	6,421	6,421
Net loans held-for-investment	805,772	818,295	713,855	726,475
Financial liabilities:
Deposits	$1,372,842	1,377,068	1,316,885	1,319,612
Repurchase Agreements and other borrowings	391,237	403,920	279,424	288,737
Advance payments by borrowers	693	693	757	757

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

On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of December 31, 2010, a total of 224,567 shares were purchased under this repurchase plan at a weighted average cost of $12.76 per share.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s previous stock repurchase program that commenced on February 13, 2009, was terminated on June 4, 2010, in connection with the Company’s announcement that it intended to convert to a fully public company. Under that program, the Company repurchased 367,881 shares of common stock at an average cost of $13.74 per share during 2010, and a total of 2,083,944 shares of common stock at an average cost of $11.99 per share during the life of the repurchase program.

(15)	Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2010	2009	2008

Net income available to common stockholders	$13,793	12,074	15,831
Weighted average shares outstanding-basic	41,387,106	42,405,774	43,133,856
Effect of non-vested restricted stock and stock options outstanding	281,900	126,794	—
Weighted average shares outstanding-diluted	41,669,006	42,532,568	43,133,856
Earnings per share-basic	$0.33	0.28	0.37
Earnings per share-diluted	$0.33	0.28	0.37

(16)	Postponement of Plan of Conversion and Reorganization

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

The Company expensed approximately $1.8 million in costs incurred for the Company’s postponed, second-step offering.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(17)	Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.

Condensed Balance Sheets

	December 31,
	2010	2009
	(in thousands)

Assets
Cash in Northfield Bank	$20,929	18,095
Interest-earning deposits in other financial institutions	658	1,793
Investment in Northfield Bank	319,603	302,260
Securities available-for-sale (corporate bonds)	37,472	50,511
ESOP loan receivable	15,392	15,798
Accrued interest receivable	505	585
Other assets	2,392	2,632

Total assets	$396,951	391,674

Liabilities and Stockholders’ Equity
Total liabilities	$234	134
Total stockholders’ equity	396,717	391,540

Total liabilities and stockholders’ equity	$396,951	391,674

Northfield Bancorp, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Interest on ESOP loan	$513	526	1,189
Interest income on deposit in Northfield Bank	100	273	965
Interest income on deposits in other financial institutions	31	590	1,478
Interest income on corporate bonds	1,247	603	148
Gain on securities transactions, net	38	—	—
Undistributed earnings of Northfield Bank	14,320	11,521	14,103

Total income	16,249	13,513	17,883

Other expenses	2,627	1,177	878
Income tax (benefit) expense	(171)	262	1,174

Total expense	2,456	1,439	2,052

Net income	$13,793	12,074	15,831

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Cash Flows

	December 31,
	2010	2009	2008
	(in thousands)

Cash flows from operating activities
Net income	$13,793	12,074	15,831
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in accrued interest receivable	80	288	(846)
Deferred taxes	830	1,064	262
Increase in due to Northfield Bank	396	312	1,043
Decrease in other assets	(1,178)	(1,154)	(168)
Amortization of premium on corporate bond	1,063	527	100
Gain on securities transactions, net	(38)	—	—
Increase (decrease) in other liabilities	100	134	(46)
Undistributed earnings of Northfield Bank	(14,320)	(11,521)	(14,103)

Net cash provided by operating activities	726	1,724	2,073

Cash flows from investing activities
Dividend from Northfield Bank	—	14,000	—
Purchases of corporate bonds	—	(50,323)	(4,468)
Maturities of corporate bonds	—	4,290
Proceeds from sale of corporate bonds	12,088	—	—
Principal payments on ESOP loan receivable	406	381	179
Maturities (purchases) of certificate of deposits	—	30,153	(23,653)

Net cash provided by (used in) investing activities	12,494	(1,499)	(27,942)

Cash flows from financing activities
Purchase of treasury stock	(8,213)	(19,929)	—
Dividends paid	(3,308)	(2,963)	—

Net cash used in financing activities	(11,521)	(22,892)	—

Net (decrease) increase in cash and cash equivalents	1,699	(22,667)	(25,869)
Cash and cash equivalents at beginning of year	19,888	42,555	68,424

Cash and cash equivalents at end of year	$21,587	19,888	42,555

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2010 and 2009:

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Selected Operating Data:
Interest income	$21,007	22,032	21,682	21,774
Interest expense	6,458	6,115	6,004	5,829

Net interest income	14,549	15,917	15,678	15,945
Provision for loan losses	1,930	2,798	3,398	1,958

Net interest income after provision for loan losses	12,619	13,119	12,280	13,987
Other income	1,723	1,866	1,501	1,752
Other expenses	9,121	8,457	11,171	9,935

Income before income tax expense	5,221	6,528	2,610	5,804
Income tax expense	1,840	2,342	215	1,973

Net income	$3,381	4,186	2,395	3,831

Net income per common share- basis and diluted	$0.08	0.10	0.06	0.09

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)

Interest income	$20,482	21,013	21,855	22,218
Interest expense	7,721	7,176	7,078	7,002

Net interest income	12,761	13,837	14,777	15,216
Provision for loan losses	1,644	3,099	2,723	1,572

Net interest income after provision for loan losses	11,117	10,738	12,054	13,644
Other income	969	1,524	1,357	1,543
Other expenses	7,782	9,061	8,429	8,982

Income before income tax expense	4,304	3,201	4,982	6,205
Income tax expense	1,569	1,079	1,795	2,175

Net income	$2,735	2,122	3,187	4,030

Net income per common share- basis and diluted	$0.06	0.05	0.08	0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chief Executive Officer, and Steven M. Klein, our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) the “Exchange Act” as of December 31, 2010. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and it is included in Item 8, under Part II of this Annual Report on Form 10-K. This report appears on page 73 of the document.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of the Stockholders (the” 2011 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters -Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2011 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation,” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2011 Proxy Statement entitled “Voting Securities and Principal Holders Thereof”, “Corporate Governance and Board Matters — Equity Compensation Plans Approved by Stockholders” and “Proposal I-Election of Directors” are incorporated herein by reference

Set forth below is information as of December 31, 2010, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Stock-Based
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights(1)	Reflected in First Column)

Equity compensation plans approved by security holders	2,726,420	$9.94	123,038
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,726,420	$9.94	123,038

(1)	Represents the weighted average exercise price of 2,072,540 outstanding options at December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section of the Company’s 2011 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” is incorporated herein by reference

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2011 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets — at December 31, 2010, and 2009

(C) Consolidated Statements of Income — Years ended December 31, 2010, 2009, and 2008

(D) Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2010, 2009, and 2008

(E) Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009, and 2008

(F) Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

None.

(a)(3)  Exhibits

3.1	Charter of Northfield Bancorp, Inc.(1)

3.2	Bylaws of Northfield Bancorp, Inc.(1)

3.3	Amendments to Bylaws of Northfield Bancorp, Inc.(8)

4	Form of Common Stock Certificate of Northfield Bancorp, Inc.(1)

10.1	Amended Employment Agreement with Kenneth J. Doherty(10)

10.2	Amended Employment Agreement with Steven M. Klein(10)

10.3	Supplemental Executive Retirement Agreement with Albert J. Regen(1)

10.4	Northfield Bank 2011 Management Cash Incentive Compensation Plan(4)

10.5	Short Term Disability and Long Term Disability for Senior Management(1)

10.6	Northfield Bank Non-Qualified Deferred Compensation Plan(3)

10.7	Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan(3)

10.8	Amended Employment Agreement with John W. Alexander(2)

10.9	Amended Employment Agreement with Michael J. Widmer(2)

10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan(6)

10.11	Amendment to Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan(6)

10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan(5)

10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan(6)

10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive Plan(6)

10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan(7)

10.19	Group Term Replacement Plan(9)

10.20	Addendum to Employment Agreement with Steven M. Klein(2)

10.21	Addendum to Employment Agreement with Kenneth J. Doherty(2)

21	Subsidiaries of Registrant(1)

23	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

(2)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated January 3, 2011, filed with the Securities and Exchange Commission on January 4, 2011 (File Number 001-33732).

(3)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated December 22, 2010, filed with the Securities and Exchange Commission on December 27, 2010 (File Number 001-33732).

(5)	Incorporated by reference to Northfield Bancorp Inc.’s Proxy Statement Pursuant to Section 14(a) filed with the Securities and Exchange Commission on November 12, 2008 (File Number 001-33732).

(6)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 001-33732).

(7)	Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (File No. 001-33732) as filed with the Securities and Exchange Commission on April 23, 2009).

(8)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 25, 2009, filed with the Securities and Exchange Commission on March 27, 2009 (File Number 001-33732).

(9)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated April 28, 2010, filed with the Securities and Exchange Commission on April 29, 2010 (File Number 001-33732).

(10)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated June 23, 2010, filed with the Securities and Exchange Commission on June 25, 2010 (File Number 001-33732).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

By:	/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

Date: March 15, 2011

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Alexander John W. Alexander	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2011

/s/ Steven M. Klein Steven M. Klein	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2011

/s/ John R. Bowen John R. Bowen	Director	March 15, 2011

/s/ Annette Catino Annette Catino	Director	March 15, 2011

/s/ Gil Chapman Gil Chapman	Director	March 15, 2011

/s/ John P. Connors, Jr. John P. Connors, Jr.	Director	March 15, 2011

/s/ John J. DePierro John J. DePierro	Director	March 15, 2011

/s/ Susan Lamberti Susan Lamberti	Director	March 15, 2011

/s/ Albert J. Regen Albert J. Regen	Director	March 15, 2011

/s/ Patrick E. Scura, Jr. Patrick E. Scura, Jr.	Director	March 15, 2011