Form 10-Q
period 2011-03-31
Northfield Bancorp, Inc.
filed 2011-05-10
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 42,617,931 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 5, 2011.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

PART I
ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2011, and December 31, 2010
(In thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS:

Cash and due from banks	$9,986	9,862
Interest-bearing deposits in other financial institutions	82,685	33,990

Total cash and cash equivalents	92,671	43,852

Trading securities	4,381	4,095
Securities available-for-sale, at estimated fair value (encumbered $393,348 in 2011 and $275,694 in 2010)	1,280,188	1,244,313
Securities held-to-maturity, at amortized cost (estimated fair value of $4,898 in 2011 and $5,273 in 2010) (encumbered $0 in 2011 and 2010)	4,710	5,060
Loans held-for-sale	322	1,170
Loans held-for-investment, net	853,099	827,591
Allowance for loan losses	(22,015)	(21,819)

Net loans held-for-investment	831,084	805,772

Accrued interest receivable	7,879	7,873
Bank owned life insurance	75,546	74,805
Federal Home Loan Bank of New York stock, at cost	9,334	9,784
Premises and equipment, net	16,357	16,057
Goodwill	16,159	16,159
Other real estate owned	521	171
Other assets	16,579	18,056

Total assets	$2,355,731	2,247,167

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,403,263	1,372,842
Borrowings	489,365	391,237
Advance payments by borrowers for taxes and insurance	2,325	693
Accrued expenses and other liabilities	65,016	85,678

Total liabilities	1,959,969	1,850,450

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 shares issued at March 31, 2011, and December 31, 2010, respectively, 42,917,594 and 43,316,021 outstanding at March 31, 2011, and December 31, 2010, respectively	456	456
Additional paid-in-capital	206,857	205,863
Unallocated common stock held by employee stock ownership plan	(15,042)	(15,188)
Retained earnings	226,776	222,655
Accumulated other comprehensive income	10,015	10,910
Treasury stock at cost; 2,715,017 and 2,316,590 shares at March 31, 2011, and December 31, 2010, respectively	(33,300)	(27,979)

Total stockholders’ equity	395,762	396,717

Total liabilities and stockholders’ equity	$2,355,731	2,247,167

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months ended March 31, 2011, and 2010
(Unaudited)
(In thousands, except share data)

	Three months ended
	March 31,
	2011	2010

Interest income:
Loans	$12,474	10,293
Mortgage-backed securities	8,417	9,065
Other securities	970	1,500
Federal Home Loan Bank of New York dividends	109	95
Deposits in other financial institutions	28	54

Total interest income	21,998	21,007

Interest expense:
Deposits	3,017	3,952
Borrowings	3,210	2,506

Total interest expense	6,227	6,458

Net interest income	15,771	14,549

Provision for loan losses	1,367	1,930

Net interest income after provision for loan losses	14,404	12,619

Non-interest income:
Fees and service charges for customer services	694	660
Income on bank owned life insurance	741	423
Gain on securities transactions, net	1,805	615
Other-than-temporary impairment losses on securities	(161)	—
Portion recognized in other comprehensive income (before taxes)	—	—

Net impairment losses on securities recognized in earnings	(161)	—

Other	30	25

Total non-interest income	3,109	1,723

Non-interest expense:
Compensation and employee benefits	5,162	4,791
Director compensation	399	397
Occupancy	1,492	1,194
Furniture and equipment	287	272
Data processing	672	617
FDIC insurance	460	430
Professional fees	440	379
Other	1,041	1,041

Total non-interest expense	9,953	9,121

Income before income tax expense	7,560	5,221

Income tax expense	2,590	1,840

Net income	$4,970	3,381

Basic and diluted earnings per share	$0.12	0.08

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three months ended March 31, 2011, and 2010
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock		Accumulated
	Common Stock		Additional	held by the		other		Total
		Par	paid-in	employee stock	Retained	comprehensive	Treasury	stockholders’
	Shares	value	capital	ownership plan	earnings	income	Stock	equity

Balance at December 31, 2009	45,628,211	$456	202,479	(15,807)	212,196	12,145	(19,929)	391,540
Comprehensive income:
Net income					3,381			3,381
Change in accumulated comprehensive income, net of tax of $2,108						3,545		3,545

Total comprehensive income								6,926

ESOP shares allocated or committed to be released			55	147				202
Stock compensation expense			776					776
Additional stock benefit on stock awards			231					231
Exercise of stock options					(26)		163	137
Dividends declared ($0.04 per share)					(772)			(772)
Issuance of restricted stock	4,400	—	—					—
Treasury stock (average cost of $13.25 per share)							(2,754)	(2,754)

Balance at March 31, 2010	45,632,611	456	203,541	(15,660)	214,779	15,690	(22,520)	396,286

Balance at December 31, 2010	45,632,611	456	205,863	(15,188)	222,655	10,910	(27,979)	396,717
Comprehensive income:
Net income					4,970			4,970
Change in accumulated comprehensive income, net of tax of $598						(895)		(895)

Total comprehensive income								4,075

ESOP shares allocated or committed to be released			49	146				195
Stock compensation expense			759					759
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		6	5
Dividends declared ($0.05 per share)					(848)			(848)
Treasury stock (average cost of $13.35 per share)							(5,327)	(5,327)

Balance at March 31, 2011	45,632,611	$456	206,857	(15,042)	226,776	10,015	(33,300)	395,762

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2011, and 2010
(Unaudited) (In thousands)

	Three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$4,970	3,381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,367	1,930
ESOP and stock compensation expense	954	978
Depreciation	498	432
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	82	123
Amortization of intangible assets	44	68
Income on bank owned life insurance	(741)	(423)
Net gain on sale of loans held-for-sale	(14)	—
Proceeds from sale of loans held-for-sale	3,730	—
Origination of loans held-for-sale	(2,868)	—
Gain on securities transactions, net	(1,805)	(615)
Net impairment losses on securities recognized in earnings	161	—
Net purchases of trading securities	(100)	(42)
(Increase) decrease in accrued interest receivable	(6)	12
Decrease in other assets	1,681	499
Decrease in accrued expenses and other liabilities	(678)	(154)

Net cash provided by operating activities	7,275	6,189

Cash flows from investing activities:
Net increase in loans receivable	(27,003)	(8,367)
Redemptions of Federal Home Loan Bank of New York stock, net	450	1,395
Purchases of securities available-for-sale	(245,578)	(217,161)
Principal payments and maturities on securities available-for-sale	101,420	123,590
Principal payments and maturities on securities held-to-maturity	351	519
Proceeds from sale of securities available-for-sale	88,505	15,193
Purchases and improvements of premises and equipment	(798)	(870)

Net cash used in investing activities	(82,653)	(85,701)

Cash flows from financing activities:
Net increase in deposits	30,421	76,020
Dividends paid	(848)	(772)
Exercise of stock options	5	137
Purchase of treasury stock	(5,327)	(2,754)
Additional tax benefit on equity awards	186	231
Increase in advance payments by borrowers for taxes and insurance	1,632	1,281
Repayments under capital lease obligations	(51)	(44)
Proceeds from borrowings	317,773	69,680
Repayments related to borrowings	(219,594)	(56,000)

Net cash provided by financing activities	124,197	87,779

Net increase in cash and cash equivalents	48,819	8,267
Cash and cash equivalents at beginning of period	43,852	42,544

Cash and cash equivalents at end of period	$92,671	50,811

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,010	6,645
Income taxes	1,024	1,565
Non-cash transactions:
Loans charged-off, net	1,171	198
Other real estate owned charged-off	—	146
Transfers to other real estate owned	350	—
Decrease in due to broker for purchases of securities available-for-sale	(19,984)	—
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
     In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three-month period ended March 31, 2011, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.
     Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010, of Northfield Bancorp, Inc. as filed with the SEC.
Note 2 — Securities Available-for-Sale
     The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at March 31, 2011, and December 31, 2010 (in thousands):

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$560,644	13,217	65	573,796
Non-GSE	12,033	35	474	11,594
Real estate mortgage investment conduits (REMICs):
GSE	517,197	2,636	2,887	516,946
Non-GSE	55,977	3,183	49	59,111

	1,145,851	19,071	3,475	1,161,447

Other securities:
Equity investments-mutual funds	7,924	—	—	7,924
Corporate bonds	109,248	1,651	82	110,817

	117,172	1,651	82	118,741

Total securities available-for-sale	$1,263,023	20,722	3,557	1,280,188

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$342,316	13,479	—	355,795
Non-GSE	27,801	814	737	27,878
Real estate mortgage investment conduits (REMICs):
GSE	622,582	3,020	3,525	622,077
Non-GSE	65,766	3,674	51	69,389

	1,058,465	20,987	4,313	1,075,139

Other securities:
Equity investments-mutual funds	12,437	31	115	12,353
GSE bonds	34,988	45	—	35,033
Corporate bonds	119,765	2,146	123	121,788

	167,190	2,222	238	169,174

Total securities available-for-sale	$1,225,655	23,209	4,551	1,244,313

     The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2011 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due in one year or less	$69,328	70,421
Due after one year through five years	39,920	40,396

	$109,248	110,817

     Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.
     For the three months ended March 31, 2011, the Company had gross proceeds of $88.5 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $1.6 million and $0, respectively. For the three months ended March 31, 2010, the Company had gross proceeds of $15.2 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $270,000 and $0, respectively. The Company recognized $186,000 and $345,000 in gains on its trading securities portfolio during the three months ended March 31, 2011 and 2010, respectively. The Company recognized other-than-temporary impairment charges of $161,000 against earnings during the three months ended March 31, 2011 related to one equity investment in a mutual fund. The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2010.
     Gross unrealized losses on mortgage-backed securities, GSE bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011, and December 31, 2010, were as follows (in thousands):

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$65	26,558	—	—	65	26,558
Non-GSE	—	—	474	5,945	474	5,945
Real estate mortgage investment conduits (REMICs)
GSE	2,887	279,882	—	—	2,887	279,882
Non-GSE	—	—	49	1,088	49	1,088
Corporate bonds	82	13,831	—	—	82	13,831

Total	$3,034	320,271	523	7,033	3,557	327,304

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$—	—	737	10,126	737	10,126
REMICs
GSE	3,525	344,971	—	—	3,525	344,971
Non-GSE	—	—	51	1,238	51	1,238
Corporate bonds	123	13,880	—	—	123	13,880
Equity Investments — mutual funds	115	4,884	—	—	115	4,884

Total	$3,763	363,735	788	11,364	4,551	375,099

     Included in the above available-for-sale security amounts at March 31, 2011, was one pass-through non-GSE mortgage-backed security in a continuous unrealized loss position of greater than twelve months that was rated less than AAA at March 31, 2011. This security, had an estimated fair value of $5.9 million (amortized cost of $6.4 million), was rated Caa2, and had the following underlying collateral characteristics: 83% originated in 2004, and 17% originated in 2005. The rating of the security detailed above represents the lowest rating for the security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of this security. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for this security. Since management does not have the intent to sell the security and it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery, the Company believes that the unrealized loss at March 31, 2011, is temporary, and as such, is recorded as a component of accumulated other comprehensive income, net of tax.
     The Company held one REMIC non-GSE mortgage-backed security that was in a continuous unrealized loss position of greater than twelve months, and three corporate bonds, four pass-through GSE mortgage-backed securities, and nineteen REMIC mortgage-backed securities issued or guaranteed by GSEs, that were in an unrealized loss position of less than twelve months, and rated investment grade at March 31, 2011. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.
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
     In addition to the one pass-through non-GSE mortgage-backed security discussed above, the Company had one additional private label security that was rated less than AAA at March 31, 2011. This security was rated CC, and was in an unrealized gain position at March 31, 2011. Two REMIC non-GSE mortgage-backed securities, both in unrealized gain positions at March 31, 2011, were downgraded from AAA to A2 and A1, respectively, subsequent to March 31, 2011.

Note 3 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Real estate loans:
Commercial mortgage	$326,494	339,321
One- to- four family residential mortgage	75,458	78,032
Construction and land	30,318	35,054
Multifamily	323,316	283,588
Home equity and lines of credit	30,076	28,125

Total real estate loans	785,662	764,120

Commercial and industrial loans	15,477	17,020
Insurance premium loans	49,701	44,517
Other loans	1,259	1,062

Total commercial and industrial, insurance premium, and other loans	66,437	62,599

Total loans held-for-investment	852,099	826,719
Deferred loan cost, net	1,000	872

Loans held-for-investment, net	853,099	827,591
Allowance for loan losses	(22,015)	(21,819)

Net loans held-for-investment	$831,084	805,772

     Loans held-for-sale amounted to $322,000 and $1.2 million at March 31, 2011, and December 31, 2010, respectively. All loans held for sale are one- to four-family residential mortgage loans.
     The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.
     The Company, through its principal subsidiary, the Bank, serviced $49.1 million and $52.1 million of loans at March 31, 2011 and December 31, 2010, respectively, for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At March 31, 2011, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. Servicing of loans for others does not have a material effect on our financial position or results of operations.
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
     Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	three months ended
	March 31,
	2011	2010

Beginning balance	$21,819	15,414
Provision for loan losses	1,367	1,930
Charge-offs, net	(1,171)	(198)

Ending balance	$22,015	17,146

     The following tables set forth activity in our allowance for loan losses, by loan type, for the three months ended March 31, 2011, and the year ended December 31, 2010, respectively. The following tables also detail the amount of loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment, as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Real Estate
					Home Equity
		One -to- Four	Construction		and Lines of	Commercial and	Insurance
	Commercial	Family	and Land	Multifamily	Credit	Industrial	Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$12,654	570	1,855	5,137	242	719	111	28	503	$21,819
Charge-offs	(1,150)	—	—	(25)	—	—	(2)	—	—	(1,177)
Recoveries	6	—	—	—	—	—	—	—	—	6
Provisions	1,196	(6)	(635)	466	17	(95)	15	7	402	1,367

Ending Balance, March 31, 2011	$12,706	564	1,220	5,578	259	624	124	35	905	$22,015

Ending balance, March 31, 2011:
individually evaluated for impairment	$1,880	369	36	122	—	—	—	—	—	$2,407

Ending balance, March 31, 2011:
collectively evaluated for impairment	$10,826	195	1,184	5,456	259	624	124	35	905	$19,608

Loans held-for-investment, net:
Ending balance, March 31, 2011	$326,412	75,541	30,340	324,056	30,308	15,482	49,701	1,259	—	$853,099

Ending balance, March 31, 2011:
individually evaluated for impairment	$49,955	1,750	3,620	3,223	—	1,473	—	—	—	$60,021

Ending balance, March 31, 2011:
collectively evaluated for impairment	$276,457	73,791	26,720	320,833	30,308	14,009	49,701	1,259	—	$793,078

	December 31, 2010
	Real Estate
					Home Equity
		One -to- Four	Construction		and Lines of	Commercial and	Insurance
	Commercial	Family	and Land	Multifamily	Credit	Industrial	Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2009	$8,403	163	2,409	1,866	210	1,877	101	34	351	$15,414
Charge-offs	(987)	—	(443)	(2,132)	—	(36)	(101)	—	—	(3,699)
Recoveries	—	—	—	—	—	—	20	—	—	20
Provisions	5,238	407	(111)	5,403	32	(1,122)	91	(6)	152	10,084

Ending Balance, December 31, 2010	$12,654	570	1,855	5,137	242	719	111	28	503	$21,819

Ending balance, December 31, 2010:
individually evaluated for impairment	$2,129	369	36	121	—	—	—	—	—	$2,655

Ending balance, December 31, 2010:
collectively evaluated for impairment	$10,525	201	1,819	5,016	242	719	111	28	503	$19,164

Loans held-for-investment, net:
Ending balance, December 31, 2010	$339,259	78,109	35,077	284,199	28,337	17,032	44,517	1,061	—	$827,591

Ending balance, December 31, 2010:
individually evaluated for impairment	$51,324	1,750	4,562	5,083	—	500	—	—	—	$63,219

Ending balance, December 31, 2010:
collectively evaluated for impairment	$287,935	76,359	30,515	279,116	28,337	16,532	44,517	1,061	—	$764,372

     The Company routinely monitors the credit quality of its loans. Credit quality is monitored by reviewing certain key credit quality indicators. Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans. Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired). In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one- to four-family loans having loan-to-value ratios of less than 60%, require no allowance for loan losses at each period end. If any such loans were to default, requiring the Company to repossess the collateral, no loss would be expected as the Company would be considered well secured.
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
     Loans rated 1 through 5 are considered pass ratings. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated special mention.

     The following tables detail the recorded investment of loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2011, and December 31, 2010 (in thousands).

	At March 31, 2011
	Real Estate
								Home Equity
	Commercial		One- to Four-Family		Construction	Multifamily		and Lines of	Commercial	Insurance
	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV	and Land	< 35% LTV	=> 35% LTV	Credit	and Industrial	Premium	Other	Total
Internal Risk Rating
Pass	$27,851	223,994	46,291	24,378	22,578	21,355	293,005	30,014	11,257	49,295	1,259	$751,277
Special Mention	1,011	22,723	764	2,096	404	—	6,123	54	1,143	217	—	34,535
Substandard	1,488	49,345	620	1,392	7,358	563	3,010	240	3,082	189	—	67,287

Total loans held-for-investment, net, March 31, 2011	30,350	296,062	47,675	27,866	30,340	21,918	302,138	30,308	15,482	49,701	1,259	853,099

	At December 31, 2010
	Real Estate
								Home Equity
	Commercial		One- to Four-Family		Construction	Multifamily		and Lines of	Commercial	Insurance
	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV	and Land	< 35% LTV	=> 35% LTV	Credit	and Industrial	Premium	Other	Total
Internal Risk Rating
Pass	24,826	248,759	49,928	22,247	24,767	18,880	256,948	28,042	14,110	44,149	1,061	733,717
Special Mention	1,613	12,108	1,206	1,750	1,128	—	5,233	55	776	239	—	24,108
Substandard	1,385	50,568	623	2,355	9,182	504	2,634	240	2,146	129	—	69,766

Total loans held-for-investment, net, December 31, 2010	$27,824	311,435	51,757	26,352	35,077	19,384	264,815	28,337	17,032	44,517	1,061	$827,591

     Included in loans held-for-investment, net, are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $55.8 million and $59.3 million, at March 31, 2011, and December 31, 2010, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.
     These non-accrual amounts included loans deemed to be impaired of $47.8 million and $52.0 million at March 31, 2011, and December 31, 2010, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $8.0 million and $7.3 million at March 31, 2011, and December 31, 2010, respectively. Loans past due 90 days or more and still accruing interest were $876,000 and $1.6 million at March 31, 2011, and December 31, 2010, respectively, and consisted of loans that are well secured or in the process of renewal.

     The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at March 31, 2011, and December 31, 2010 (in thousands).

	At March 31, 2011
	Non-Accruing Loans
					90 Days or
			90 Days or		More Past	Total Non-
	0-29 Days	30-89 Days	More Past		Due and	Performing
	Past Due	Past Due	Due	Total	Accruing	Loans
Real estate loans:
Commercial
LTV < 35%
Substandard	$48	—	360	408	—	$408

Total	48	—	360	408	—	408

LTV => 35%
Substandard	24,837	2,749	16,756	44,342	—	44,342

Total	24,837	2,749	16,756	44,342	—	44,342

Total Commercial	24,885	2,749	17,116	44,750	—	44,750

One-to-four family residential
LTV < 60%
Special Mention	153	24	98	275	86	361
Substandard	—	—	198	198	—	198

Total	153	24	296	473	86	559

LTV => 60%
Substandard	196	391	74	661	731	1,392

Total	196	391	74	661	731	1,392

Total One-to-four family residential	349	415	370	1,134	817	1,951

Construction and land
Special Mention	—	—	404	404	—	404
Substandard	1,210	—	2,735	3,945	—	3,945

Total construction and land	1,210	—	3,139	4,349	—	4,349

Multifamily
LTV < 35%
Substandard	—	496	67	563	—	563

Total	—	496	67	563	—	563

LTV => 35%
Substandard	—	—	2,837	2,837	—	2,837

Total	—	—	2,837	2,837	—	2,837

Total Multifamily	—	496	2,904	3,400	—	3,400

Home equity and lines of credit
Substandard	—	—	181	181	59	240

Total home equity and lines of credit	—	—	181	181	59	240

Commercial and industrial loans
Special Mention	—	—	497	497	—	497
Substandard	557	—	741	1,298	—	1,298

Total commercial and industrial loans	557	—	1,238	1,795	—	1,795

Insurance premium loans
Substandard	—	—	189	189	—	189

Total insurance premium loans	—	—	189	189	—	189

Total Non-Performing Loans, March 31, 2011	$27,001	3,660	25,137	55,798	876	$56,674

	At December 31, 2010
	Non-Accruing Loans
					90 Days or
			90 Days or		More Past	Total Non-
	0-29 Days	30-89 Days	More Past		Due and	Performing
	Past Due	Past Due	Due	Total	Accruing	Loans
Real estate loans:
Commercial
LTV < 35%
Special Mention	$29	—	—	29	—	$29

Total	29	—	—	29	—	29

LTV => 35%
Substandard	13,650	15,050	17,659	46,359	—	46,359

Total	13,650	15,050	17,659	46,359	—	46,359

Total Commercial	13,679	15,050	17,659	46,388	—	46,388

One-to-four family residential
LTV < 60%
Special Mention	—	179	99	278	86	364
Substandard	135	—	197	332	291	623

Total	135	179	296	610	377	987

LTV => 60%
Substandard	—	591	74	665	731	1,396

Total	—	591	74	665	731	1,396

Total One-to-four family residential	135	770	370	1,275	1,108	2,383

Construction and land
Special Mention	—	—	—	—	404	404
Substandard	2,152	1,860	1,110	5,122	—	5,122

Total construction and land	2,152	1,860	1,110	5,122	404	5,526

Multifamily
LTV < 35%
Substandard	—	504	—	504	—	504

Total	—	504	—	504	—	504

LTV => 35%
Special Mention	1,824	—	—	1,824	—	1,824
Substandard	—	423	2,112	2,535	—	2,535

Total	1,824	423	2,112	4,359	—	4,359

Total Multifamily	1,824	927	2,112	4,863	—	4,863

Home equity and lines of credit
Substandard	—	—	181	181	59	240

Total home equity and lines of credit	—	—	181	181	59	240

Commercial and industrial loans
Pass	—	—	—	—	38	38
Special Mention	—	—	100	100	—	100
Substandard	—	267	956	1,223	—	1,223

Total commercial and industrial loans	—	267	1,056	1,323	38	1,361

Insurance premium loans
Substandard	—	—	129	129	—	129

Total insurance premium loans	—	—	129	129	—	129

Total Non-Performing Loans, December 31, 2010	$17,790	18,874	22,617	59,281	1,609	$60,890

     The following tables set forth the detail and delinquency status of loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2011, and December 31, 2010 (in thousands).

	At March 31, 2011
	Performing (Accruing) Loans
				Non-
	0-29 Days Past	30-89 Days		Performing	Total Loans
	Due	Past Due	Total	Loans	Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$27,851	—	27,851	—	$27,851
Special Mention	73	938	1,011	—	1,011
Substandard	—	1,080	1,080	408	1,488

Total	27,924	2,018	29,942	408	30,350

LTV => 35%
Pass	220,473	3,521	223,994	—	223,994
Special Mention	21,701	1,022	22,723	—	22,723
Substandard	5,003	—	5,003	44,342	49,345

Total	247,177	4,543	251,720	44,342	296,062

Total Commercial	275,101	6,561	281,662	44,750	326,412

One-to-four family residential
LTV < 60%
Pass	45,875	416	46,291	—	46,291
Special Mention	—	403	403	361	764
Substandard	133	289	422	198	620

Total	46,008	1,108	47,116	559	47,675

LTV => 60%
Pass	24,029	349	24,378	—	24,378
Special Mention	1,750	346	2,096	—	2,096
Substandard	—	—	—	1,392	1,392

Total	25,779	695	26,474	1,392	27,866

Total one-to-four family residential	71,787	1,803	73,590	1,951	75,541

Construction and land
Pass	22,578	—	22,578	—	22,578
Special Mention	—	—	—	404	404
Substandard	3,413	—	3,413	3,945	7,358

Total construction and land	25,991	—	25,991	4,349	30,340

Multifamily
LTV < 35%
Pass	21,355	—	21,355	—	21,355
Substandard	—	—	—	563	563

Total	21,355	—	21,355	563	21,918

LTV => 35%
Pass	289,476	3,529	293,005	—	293,005
Special Mention	5,076	1,047	6,123	—	6,123
Substandard	173	—	173	2,837	3,010

Total	294,725	4,576	299,301	2,837	302,138

Total Multifamily	316,080	4,576	320,656	3,400	324,056

Home equity and lines of credit
Pass	29,760	254	30,014	—	30,014
Special Mention	54	—	54	—	54
Substandard	—	—	—	240	240

Total home equity and lines of credit	29,814	254	30,068	240	30,308

Commercial and industrial loans
Pass	10,533	724	11,257	—	11,257
Special Mention	646	—	646	497	1,143
Substandard	1,784	—	1,784	1,298	3,082

Total commercial and industrial loans	12,963	724	13,687	1,795	15,482

Insurance premium loans
Pass	48,940	355	49,295	—	49,295
Special Mention	—	217	217	—	217
Substandard	—	—	—	189	189

Total insurance premium loans	48,940	572	49,512	189	49,701

Other loans
Pass	1,198	61	1,259	—	1,259

Total other loans	1,198	61	1,259	—	1,259

	$781,874	14,551	796,425	56,674	$853,099

	At December 31, 2010
	Performing (Accruing) Loans
				Non-
	0-29 Days Past	30-89 Days		Performing	Total Loans
	Due	Past Due	Total	Loans	Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$24,823	3	24,826	—	$24,826
Special Mention	1,068	516	1,584	29	1,613
Substandard	—	1,385	1,385	—	1,385

Total	25,891	1,904	27,795	29	27,824

LTV => 35%					—
Pass	242,131	6,628	248,759	—	248,759
Special Mention	11,670	438	12,108	—	12,108
Substandard	4,209	—	4,209	46,359	50,568

Total	258,010	7,066	265,076	46,359	311,435

Total Commercial	283,901	8,970	292,871	46,388	339,259

One-to-four family residential
LTV < 60%
Pass	48,930	998	49,928	—	49,928
Special Mention	83	759	842	364	1,206
Substandard	—	—	—	623	623

Total	49,013	1,757	50,770	987	51,757

LTV => 60%
Pass	21,429	818	22,247	—	22,247
Special Mention	1,750	—	1,750	—	1,750
Substandard	959	—	959	1,396	2,355

Total	24,138	818	24,956	1,396	26,352

Total one-to-four family residential	73,151	2,575	75,726	2,383	78,109

Construction and land
Pass	24,767	—	24,767	—	24,767
Special Mention	225	499	724	404	1,128
Substandard	4,060	—	4,060	5,122	9,182

Total construction and land	29,052	499	29,551	5,526	35,077

Multifamily
LTV < 35%
Pass	18,656	224	18,880	—	18,880
Substandard	—	—	—	504	504

Total	18,656	224	18,880	504	19,384

LTV => 35%
Pass	251,129	5,819	256,948	—	256,948
Special Mention	3,258	151	3,409	1,824	5,233
Substandard	99	—	99	2,535	2,634

Total	254,486	5,970	260,456	4,359	264,815

Total Multifamily	273,142	6,194	279,336	4,863	284,199

Home equity and lines of credit
Pass	27,780	262	28,042	—	28,042
Special Mention	55	—	55	—	55
Substandard	—	—	—	240	240

Total home equity and lines of credit	27,835	262	28,097	240	28,337

Commercial and industrial loans
Pass	13,626	446	14,072	38	14,110
Special Mention	586	90	676	100	776
Substandard	923	—	923	1,223	2,146

Total commercial and industrial loans	15,135	536	15,671	1,361	17,032

Insurance premium loans
Pass	43,728	421	44,149	—	44,149
Special Mention	—	239	239	—	239
Substandard	—	—	—	129	129

Total insurance premium loans	43,728	660	44,388	129	44,517

Other loans
Pass	959	102	1,061	—	1,061

Total other loans	959	102	1,061	—	1,061

	$746,903	19,798	766,701	60,890	$827,591

     The following tables summarize impaired loans as of March 31, 2011, and December 31, 2010 (in thousands):

	At March 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Special Mention	$73	73	—
LTV => 35%
Special Mention	4,734	4,734	—
Substandard	29,507	31,870	—

Construction and land
Substandard	1,210	1,389	—

Multifamily
LTV < 35%
Substandard	496	496	—
LTV => 35%
Special Mention	1,564	1,564	—

Commercial and industrial
Special Mention	42	42	—
Substandard	1,775	1,775	—

With an Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	2,412	2,412	(570)
Substandard	12,885	14,148	(1,310)
One-to-four family residential
LTV => 60%
Special Mention	1,750	1,750	(369)
Construction and land
Substandard	2,410	3,079	(36)
Multifamily
LTV => 35%
Substandard	1,163	1,632	(122)

Total:
Real estate loans
Commercial	49,611	53,237	(1,880)
One-to-four family residential	1,750	1,750	(369)
Construction and land	3,620	4,468	(36)
Multifamily	3,223	3,692	(122)
Commercial and industrial loans	1,817	1,817	—

	$60,021	64,964	(2,407)

	At December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Special Mention	$661	661	—
LTV => 35%
Special Mention	4,807	4,807	—
Substandard	25,590	26,870	—

Construction and land
Substandard	2,152	2,416	—

Multifamily
LTV < 35%
Substandard	504	504	—
LTV => 35%
Special Mention	3,392	5,242	—

With an Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	20,766	21,782	(2,129)
One-to-four family residential
LTV => 60%
Special Mention	1,750	1,750	(369)
Construction and land
Substandard	2,410	3,079	(36)
Multifamily
LTV => 35%
Substandard	1,187	1,632	(121)

Total:
Real estate loans
Commercial	51,824	54,120	(2,129)
One-to-four family residential	1,750	1,750	(369)
Construction and land	4,562	5,495	(36)
Multifamily	5,083	7,378	(121)

	$63,219	68,743	(2,655)

     Included in the table above at March 31, 2011, are loans with carrying balances of $29.3 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2010, are loans with carrying balances of $24.8 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at March 31, 2011, and December 31, 2010, are considered to have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans.
     The average recorded balance of impaired loans for three months ended March 31, 2011 and 2010, was approximately $61.6 million and $46.2 million, respectively. The Company recorded $854,000 and $420,000 of interest income on impaired loans for the three months ended March 31, 2011 and 2010, respectively.

     The following tables summarize loans that were modified in a troubled debt restructuring during the three months ended March 31, 2011.

	Three months ended March 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
		(in thousands)
Troubled Debt Restructurings
Commercial real estate loans — LTV => 35%
Substandard	2	$11,433	$10,279
Commercial and industrial loans
Special Mention	1	43	42
Substandard	2	1,775	1,775

Total Troubled Debt Restructurings	5	$13,251	$12,096

     One commercial real estate loan amounting to $3.1 million (pre-modification), which was supported by a retail center, was restructured during the quarter ended March 31, 2011. This loan was charged down by $1.1 million as part of the restructuring. This loan also received a reduction to its interest rate. The second commercial real estate relationship consisted of five loans amounting to $8.3 million (post-modification). Three of these five loans, or $3.1 million (post-modification), were restructured during a prior quarter. The two additional loans, totaling $5.2 million (post-modification), were restructured during the quarter ended March 31, 2011. This entire relationship included in the table above, received a reduction in rate and certain loan maturities in the relationship were extended.
     The one commercial and industrial loan that was risk rated special mention was an unsecured line of credit in the amount of $43,000 that matured. As the borrower was unable to repay the loan in full, the Company termed out the loan over five years at a reduced interest rate.
     One commercial and industrial loan relationship that was risk rated substandard in the table above consisted of two loans amounting to $1.7 million (pre-modification), which was supported by an office/warehouse, a commercial property, and a personal residence. This relationship was restructured to reduce the monthly payments for a 24 month period. The interest rates were reduced on both loans for a 24 month period, with no forgiveness of principal. The second commercial and industrial loan relationship that was restructured during the quarter ended March 31, 2011, consisted of one loan amounting to $90,000 (pre-modification), secured by business assets. The Company provided the borrower with six months to pay interest only beginning February 2011, in order to allow the borrower time to sell the business.
     Management classifies all troubled debt restructurings as impaired loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans which could have a material effect on our financial results.
     There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the current quarter ended March 31, 2011.

Note 4 — Deposits
Deposits are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Non-interest-bearing demand	$114,554	111,413
Interest-bearing negotiable orders of withdrawal (NOW)	84,209	76,251
Savings-passbook, statement, tiered, and money market	611,438	632,143
Certificates of deposit	593,062	553,035

	$1,403,263	1,372,842

     Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended
	March 31,
	2011	2010
Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$1,134	1,420
Certificates of deposit	1,883	2,532

	$3,017	3,952

Note 5 —Equity Incentive Plan
     The following table is a summary of the Company’s stock options outstanding as of March 31, 2011, and changes therein during the three months then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding- December 31, 2010	2,072,540	$3.22	$9.94	8.09
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(640)	3.22	9.94	—

Outstanding- March 31, 2011	2,071,900	$3.22	$9.95	7.84

Exercisable- March 31, 2011	834,600	$3.22	$9.94	7.84

     Expected future stock option expense related to the non-vested options outstanding as of March 31, 2011, is $3.8 million over an average period of 2.8 years.
     The following is a summary of the status of the Company’s restricted share awards as of March 31, 2011, and changes therein during the three months then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2010	653,880	$9.97
Granted	—	—
Vested	(162,410)	9.96
Forfeited	—	—

Non-vested at March 31, 2011	491,470	$9.97

     Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2011, is $4.6 million over an average period of 2.8 years.
     During the three months ended March 31, 2011 and 2010, the Company recorded $759,000 and $776,000 of stock-based compensation related to the above plans, respectively.
Note 6- Fair Value Measurements
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2011, and December 31, 2010, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs — Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

(in thousands)

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$1,090,742	—	1,090,742	—
Non-GSE	70,705	—	70,705	—
Corporate bonds	110,817	—	110,817	—
Equities	7,924	7,924	—	—

Total available-for-sale	1,280,188	7,924	1,272,264	—

Trading securities	4,381	4,381	—	—

Total	$1,284,569	12,305	1,272,264	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage (CRE)	$22,283	—	—	22,283
One- to- four family residential mortgage	1,381	—	—	1,381
Construction and land	3,584	—	—	3,584
Multifamily	1,041	—	—	1,041

Total impaired loans	28,289	—	—	28,289

Other real estate owned (CRE)	521	—	—	521

Total	$28,810	—	—	28,810

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$977,872	—	977,872	—
Non-GSE	97,267	—	97,267	—
Corporate bonds	121,788	—	121,788	—
GSE bonds	35,033	—	35,033	—
Equities	12,353	12,353	—	—

Total available-for-sale	1,244,313	12,353	1,231,960	—

Trading securities	4,095	4,095	—	—

Total	$1,248,408	16,448	1,231,960	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage	$26,951	—	—	26,951
One- to four-family residential mortgage	1,381	—	—	1,381
Construction and land	4,526	—	—	4,526
Multifamily	2,890	—	—	2,890

Total impaired loans	35,748	—	—	35,748

Other real estate owned (CRE)	171	—	—	171

Total	$35,919	—	—	35,919

     Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist of mutual funds. There were no transfers of securities between Level 1 and Level 2 during the quarter ended March 31, 2011.
     Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.
     Impaired Loans: At March 31, 2011, and December 31, 2010, the Company had impaired loans with outstanding principal balances of $30.7 million and $38.4 million, which were recorded at their estimated fair value of $28.3 million and $35.7 million, respectively. The Company recorded impairment charges of $2.4 million and $1.1 million for the three months ended March 31, 2011, and 2010, respectively, and net charge-offs of $1.2 million and $198,000 for the three months ended March 31, 2011, and 2010, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.
     Other Real Estate Owned: At March 31, 2011, and December 31, 2010, the Company had assets acquired through foreclosure of $521,000 and $171,000, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. During the three months ended March 31, 2011, the Company transferred a loan with a principal balance of $422,000 and an estimated fair value, less costs to sell, of $350,000 to other real estate owned. The Company charged the $72,000 excess of the loan balance over fair value, less estimated costs to sell, to the allowance for loan losses, utilizing Level 3 inputs. Subsequent valuation adjustments to other real estate owned (REO) totaled $0 and $146,000, for the three months ended March 31, 2011, and 2010, respectively, reflecting continued deterioration in estimated fair values. Operating costs after acquisition are expensed.
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

     The estimated fair values of the Company’s significant financial instruments at March 31, 2011, and December 31, 2010, are presented in the following table (in thousands):

	March 31,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$92,671	92,671	43,852	43,852
Trading securities	4,381	4,381	4,095	4,095
Securities available-for-sale	1,280,188	1,280,188	1,244,313	1,244,313
Securities held-to-maturity	4,710	4,898	5,060	5,273
Federal Home Loan Bank of New York stock, at cost	9,334	9,334	9,784	9,784
Net loans held-for-investment	831,084	845,791	805,772	818,295

Financial liabilities:
Deposits	$1,403,263	1,407,328	1,372,842	1,377,068
Borrowings	489,365	501,068	391,237	403,920
Advance payments by borrowers	2,325	2,325	693	693
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
     The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except share data):

	For the three months ended
	March 31,
	2011	2010
Net income available to common stockholders	$4,970	3,381

Weighted average shares outstanding-basic	41,101,028	41,509,173
Effect of non-vested restricted stock and stock options outstanding	441,840	314,621
Weighted average shares outstanding-diluted	41,542,868	41,823,794

Earnings per share-basic	$0.12	0.08
Earnings per share-diluted	$0.12	0.08
Note 8 — Stock Repurchase Program
     On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company will conduct such repurchases in accordance with a Rule 10b5-1 trading plan. As of March 31, 2011, a total of 581,567 shares were purchased under this repurchase plan at a weighted average cost of $13.17 per share.
Note 9 — Income Taxes
     The Company files income tax returns in the United States federal jurisdiction and in the State of New Jersey. The Company’s subsidiary files income tax returns in the State and City of New York, and the State of New Jersey. The State and City of New York have informed our subsidiary that they will begin examining our subsidiary’s tax returns filed for 2007, 2008, and 2009. The Company, and its subsidiary, are no longer subject to federal and local income tax examinations by tax authorities for years prior to 2007.
Note 10 — Recent Accounting Pronouncements
     Accounting Standards Update No. 2011-02 amends Topic 310 and clarifies the guidance on a creditor’s evaluation of whether it has granted a concession, and whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Company has early adopted the requirements of this Accounting Standard Update as of March 31, 2011, and has provided the applicable disclosures as part of Note 3 to these condensed financial statements. The adoption of this Accounting Standard Update did not result in a material change to the Company’s consolidated financial statements.

     Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements, amends Topic 860 (Transfers and Servicing) where an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based on whether or not the transferor has maintained effective control. In the assessment of effective control, Accounting Standard Update 2011-03 has removed the criteria that requires transferors to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control have not been changed. This guidance is effective for prospective periods beginning on or after December 15, 2011. Early adoption is prohibited. We do not expect the adoption of this Accounting Standard Update to have a material effect on the Company’s consolidated financial statements.

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
Critical Accounting Policies
     Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010.
Overview
     This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2010.
     Net income amounted to $5.0 million for the three months ended March 31, 2011, as compared to $3.4 million for the three months ended March 31, 2010. Basic and diluted earnings per share were $0.12 for the three months ended March 31, 2011, compared to $0.08 for the three months ended March 31, 2010. For the three months ended March 31, 2011, our return on average assets and average shareholders’ equity were 0.90% and 5.08%, respectively, as compared to 0.67% and 3.48% for the three months ended March 31, 2010. The increase in net income was due primarily to increases in our net interest income and non-interest income, as well as a decrease in our provision for loan losses, partially offset by an increase in non-interest expenses, during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.
     We increased our assets by 4.8% to $2.356 billion at March 31, 2011, from $2.247 billion at December 31, 2010. The increase in total assets reflected increases in loans held for investment, net, of $25.5 million, or 3.1%, securities of $35.8 million, or 2.9%, and interest-bearing deposits in other financial institutions of $48.7 million, or 143.3%. The increase in our total assets during 2011 was funded primarily by an increase in deposits and borrowings. Deposits increased $30.4 million to $1.403 billion at March 31, 2011, from $1.373 billion at December 31, 2010. The increase in deposits was attributable to growth in transaction accounts and certificates of deposit issued by the Bank. Borrowed funds increased $98.1 million to $489.4 million at March 31, 2011, from $391.2 million at December 31, 2010.
Comparison of Financial Condition at March 31, 2011, and December 31, 2010
     Total assets increased $108.6 million, or 4.8%, to $2.4 billion at March 31, 2011, from $2.2 billion at December 31, 2010. The increase was primarily attributable to increases in loans held for investment, net, of $25.5 million, or 3.1%, securities of $35.8 million, or 2.9%, and interest-bearing deposits in other financial institutions of $48.7 million, or 143.3%.
     Cash and cash equivalents increased $48.8 million, or 111.3%, to $92.7 million at March 31, 2011, from $43.9 million at December 31, 2010. The Company routinely maintains liquid assets in interest-bearing accounts in other well-capitalized financial institutions.
     Securities available-for-sale increased $35.9 million, or 2.9%, to $1.3 billion at March 31, 2011, from $1.2 billion at December 31, 2010. The increase was primarily attributable to purchases of $225.6 million, partially offset by a decrease of $1.5 million in net unrealized gains, maturities and paydowns of $101.4 million, and sales of $88.5 million.
     Securities held-to-maturity decreased $350,000, or 6.9%, to $4.7 million at March 31, 2011, from $5.1 million at December 31, 2010. The decrease was attributable to maturities and paydowns during the three months ended March 31, 2011.
     The Company’s securities portfolio totaled $1.3 billion at March 31, 2011, and December 31, 2010. At March 31, 2011, $1.1 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.” The private label securities had an amortized cost of $68.0 million and an estimated fair value of $70.7 million at March 31, 2011. These private label securities were in a net unrealized gain position of $2.7 million at March 31, 2011, consisting of gross unrealized gains of $3.2 million and gross unrealized losses of $523,000. In addition to the above mortgage-backed securities, the Company held $110.8 million in securities issued by corporate entities which were all rated investment grade at March 31, 2011, and $7.9 million of equity investments in mutual funds, consisting primarily of Community Reinvestment Act mutual funds and money market mutual funds.

     Of the $70.7 million of private label securities, two securities with an estimated fair value of $10.0 million (amortized cost of $10.5 million) were rated less than AAA at March 31, 2011. One of the two securities was rated CC and was in an unrealized gain position at March 31, 2011. The other security, rated Caa2, was in an unrealized loss position, having an estimated fair value of $5.9 million (amortized cost of $6.4 million). Two additional securities, in unrealized gain positions at March 31, 2011, were downgraded from AAA to A1 and A2, respectively, subsequent to March 31, 2011. The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for the security rated Caa2 at March 31, 2011. Since management does not have the intent to sell the security and it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery, the Company believes that the unrealized loss at March 31, 2011, is temporary, and as such, is recorded as a component of accumulated other comprehensive income, net of tax.
     During the three months ended March 31, 2011, the Company recognized an other-than-temporary impairment charge on an equity investment in a mutual fund. The investment has been in a continuous loss position for approximately ten months, and as a result of management’s evaluation of this security, the Company believed that the unrealized loss of $161,000 was other-than-temporary, and as such, recognized this charge in earnings during the three months ended March 31, 2011.
     Loans held for investment, net, totaled $853.1 million at March 31, 2011, as compared to $827.6 million at December 31, 2010. The increase was primarily in multi-family real estate loans, which increased $39.7 million, or 14.0%, to $323.3 million at March 31, 2011, from $283.6 million at December 31, 2010. Insurance premium loans increased $5.2 million, or 11.6%, to $49.7 million, and home equity loans increased $2.0 million, or 6.9%, to $30.1 million at March 31, 2011. These increases were partially offset by decreases in commercial real estate, one-to-four family residential, land and construction, and commercial and industrial loans. Currently, management is focused on originating multi-family loans, with less emphasis on other loan types, considering risk profile, market demand, and related financial returns.
     Bank owned life insurance increased $741,000, or 1.0%, from December 31, 2010 to March 31, 2011. The increase resulted from income earned on bank owned life insurance for the three months ended March 31, 2011.
     Federal Home Loan Bank of New York stock, at cost, decreased $450,000, or 4.6%, to $9.3 million at March 31, 2011, from $9.8 million at December 31, 2010. This decrease was attributable to a decrease in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.
     Premises and equipment, net, increased $300,000, or 1.9%, to $16.4 million at March 31, 2011, from $16.1 million at December 31, 2010. This increase is primarily attributable to leasehold improvements made to new branches and the renovation of existing branches.
     Other real estate owned increased $350,000, or 205%, to $521,000 at March 31, 2011, from $171,000 at December 31, 2010. This increase was attributable to the Company acquiring the collateral, by way of deed in lieu of foreclosure, supporting one commercial real estate loan.
     Other assets decreased $1.5 million, or 8.2%, to $16.6 million at March 31, 2011, from $18.1 million at December 31, 2010. The decrease in other assets was attributable to a decrease in amounts due to us from taxing authorities, and a decrease in prepaid FDIC insurance premiums due to amortization related to the FDIC prepayment of insurance premiums that was made in 2009.
     The increase in deposits for the three months ended March 31, 2011, was due in part to an increase of certificates of deposit (issued by the Bank) of $67.1 million, or 13.8% as compared to December 31, 2010. In addition, transaction accounts increased $11.1 million, or 5.9%, from December 31, 2010 to March 31, 2011. These increases were partially offset by a decrease of $20.7 million in total savings deposits, and a decrease of $27.1 million in short-term certificates of deposit originated through the CDARS® Network. The Company utilizes the CDARS® Network as a cost effective alternative to other short-term funding sources. The Company continues to focus its marketing and pricing of products which it believes promotes longer-term customer relationships.
     Borrowings, consisting primarily of Federal Home Loan Bank advances and repurchase agreements, increased $98.1 million, or 25.1%, to $489.4 million at March 31, 2011, from $391.2 million at December 31, 2010.

The increase in borrowings was primarily the result of the Company taking advantage of the current lower interest rate market to reduce interest rate risk, partially offset by maturities during the three months ended March 31, 2011.
     Accrued expenses and other liabilities decreased $20.7 million, to $65.0 million at March 31, 2011, from $85.7 million at December 31, 2010. The decrease was primarily a result of a decrease in due to securities brokers which resulted from a decrease in the amount of securities purchases occurring prior to March 31, 2011, and settling after quarter end, than those that existed at December 31, 2010.
     Total stockholders’ equity decreased to $395.8 million at March 31, 2011, from $396.7 million at December 31, 2010. The decrease was primarily attributable to $5.3 million in stock repurchases; the payment of approximately $848,000 in cash dividends, and a decrease in accumulated other comprehensive income of $895,000 for the three months ended March 31, 2011. Generally, as market interest rates increase, the estimated fair value of our securities available for sale decreases. These decreases were partially offset by net income of $5.0 million for the three months ended March 31, 2011, and an increase of $994,000 in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards.
     On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of March 31, 2011, a total of 580,267 shares were purchased under this repurchase plan at a weighted average cost of $13.17 per share.
Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010
     Net income. Net income increased $1.6 million, or 47.0%, to $5.0 million for the three months ended March 31, 2011, as compared to $3.4 million for the three months ended March 31, 2010. Net interest income increased $1.2 million, or 8.4%, non-interest income increased $1.4 million, or 80.4%, and the provision for loan losses decreased $563,000, or 29.2%, which were partially offset by an increase of $832,000, or 9.1%, in non-interest expense, and an increase of $750,000, or 40.8%, in income tax expense.
     Interest income. Interest income increased $991,000, or 4.7%, to $22.0 million for the three months ended March 31, 2011, from $21.0 million for the three months ended March 31, 2010. The increase in interest income was primarily the result of a 33 basis point increase in the rate earned on loans, coupled with an increase of $107.0 million, or 14.6%, in average loans outstanding. The increase in interest income on loans was partially offset by a decrease in interest income earned on mortgage-backed securities and other securities. The average balance of mortgage-backed securities increased $160.8 million, or 17.7%, which was more than offset by a decrease of 85 basis points on the rate earned on mortgage-backed securities from the three months ended March 31, 2010, to the three months ended March 31, 2011. The rate earned on other securities decreased 5 basis points to 2.60% for the three months ended March 31, 2011, from 2.65% for the three months ended March 31, 2010, in addition to a decrease in the average balance of other securities outstanding.
     Interest expense. Interest expense decreased $231,000, or 3.6%, to $6.2 million for the three months ended March 31, 2011, from $6.5 million for the three months ended March 31, 2010. The decrease was attributable to a decrease in interest expense on deposits of $935,000, or 23.7%, partially offset by an increase in interest expense on borrowings of $704,000, or 28.1%. The decrease in interest expense on deposits was attributable to a decrease in the cost of interest-bearing deposits of 32 basis points, or 24.4%, to 0.99% for the quarter ended March 31, 2011, from 1.31% for the quarter ended March 31, 2010, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $10.8 million, or 0.9%, in average interest-bearing deposits outstanding between the two quarters. The increase in interest expense on borrowings was primarily attributable to an increase of $180.2 million, or 57.8%, in average borrowings outstanding for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, partially offset by a decrease in the cost of borrowings of 61 basis points, to 2.65%, from 3.26% for the three months ended March 31, 2010, reflecting lower market interest rates for borrowed funds.
     Net Interest Income. Net interest income increased $1.2 million, or 8.4%, due primarily to average interest earning assets increasing $171.8 million, or 8.8%, partially offset by a decrease in the net interest margin of one basis point, or 0.3%, for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. The average yield earned on interest earning assets decreased 16 basis points, or 3.7%, to 4.22% for the quarter ended

March 31, 2011, compared to 4.38% for the quarter ended March 31, 2010. This change was partially offset by a 24 basis point decrease in the average rate paid on interest-bearing liabilities from 1.70% to 1.46%. The general decline in yields was due to the overall low interest rate environment and was driven by decreases in yields earned on mortgage-backed securities, as principal repayments were reinvested into lower yielding securities. The increase in average interest earning assets was due primarily to increases in average loans outstanding of $107.0 million and $160.8 million in mortgage-backed securities, partially offset by decreases in other securities and interest-earning assets in other financial institutions. Other securities consist primarily of investment-grade shorter-term corporate bonds, and government-sponsored enterprise bonds.
     Provision for Loan Losses. The provision for loan losses was $1.4 million for the quarter ended March 31, 2011; a decrease of $563,000, or 29.2%, from the $1.9 million provision recorded in the quarter ended March 31, 2010. The decrease in the provision for loan losses in the current quarter was due primarily to a shift in the composition of our loan portfolio to multi-family loans, which generally require lower reserves than commercial real estate loans, and decreased levels of delinquencies and non-performing loans. As a result of improved levels of delinquencies and non-performing loans from December 31, 2010 to March 31, 2011, the general loss factors utilized in management’s estimate of credit losses inherent in the loan portfolio did not increase as compared to the quarter ended March 31, 2010. The Company experienced an increase in delinquencies and non-performing loans from December 31, 2009 to March 31, 2010, which warranted increases to general loss factors during the quarter ended March 31, 2010. During the quarter ended March 31, 2011, the Company recorded $1.2 million of charge-offs on three non-accruing commercial real estate loans and $25,000 of charge-offs on two non-accruing multifamily loans, based on the receipt of current appraisals. Net charge-offs were $198,000 for the quarter ended March 31, 2010.
     Non-interest Income. Non-interest income increased $1.4 million, or 80.4%, to $3.1 million for the quarter ended March 31, 2011, as compared to $1.7 million for the quarter ended March 31, 2010. This increase was primarily a result of an increase of $1.2 million in gains on securities transactions, net, and a $318,000 increase of income earned on bank owned life insurance, generated by increased cash surrender values, primarily resulting from higher levels of bank owned life insurance. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. These increases were partially offset by a $161,000 other-than-temporary impairment charge recognized on an equity investment in a mutual fund.
     Non-interest Expense. Non-interest expense increased $832,000, or 9.1%, for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010, due primarily to compensation and employee benefits expense increasing $371,000, which resulted primarily from increases in full-time equivalent employees related to additional branch and operations personnel, and to a lesser extent, salary adjustments effective January 1, 2011. Occupancy expense increased $298,000, or 25.0%, over the same time period, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches.
     Income Tax Expense. The Company recorded income tax expense of $2.6 million and $1.8 million for the quarters ended March 31, 2011 and 2010, respectively. The effective tax rate for the quarter ended March 31, 2011, was 34.3%, as compared to 35.2% for the quarter ended March 31, 2010. The decrease in the effective tax rate was primarily a result of an increase in bank owned life insurance income.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)
Interest-earning assets:
Loans (5)	$841,400	$12,474	6.01%	$734,417	$10,293	5.68%
Mortgage-backed securities	1,070,119	8,417	3.19	909,351	9,065	4.04
Other securities	151,435	970	2.60	229,298	1,500	2.65
Federal Home Loan Bank of New York stock	10,839	109	4.08	6,068	95	6.35
Interest-earning deposits in financial institutions	42,709	28	0.27	65,561	54	0.33

Total interest-earning assets	2,116,502	21,998	4.22	1,944,695	21,007	4.38
Non-interest-earning assets	127,783			107,191

Total assets	2,244,285			2,051,886

Interest-bearing liabilities:
Savings, NOW, and money market accounts	695,572	1,134	0.66	637,500	1,420	0.90
Certificates of deposit	541,373	1,883	1.41	588,675	2,532	1.74

Total interest-bearing deposits	1,236,945	3,017	0.99	1,226,175	3,952	1.31
Borrowed funds	491,957	3,210	2.65	311,798	2,506	3.26

Total interest-bearing liabilities	1,728,902	6,227	1.46	1,537,973	6,458	1.70
Non-interest-bearing deposit accounts	110,285			109,640
Accrued expenses and other liabilities	8,371			10,124

Total liabilities	1,847,558			1,657,737
Stockholders’ equity	396,727			394,149

Total liabilities and stockholders’ equity	2,244,285			2,051,886

Net interest income		$15,771			$14,549

Net interest rate spread (2)			2.76			2.68
Net interest-earning assets (3)	$387,600			$406,722

Net interest margin (4)			3.02			3.03
Average interest-earning assets to interest-bearing liabilities			122.42%			126.45%

(1)	Average yields and rates for the three months ended March 31, 2011 and 2010, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

Asset Quality
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

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
Non-accruing loans	$31,662	39,303	37,882	34,007	31,248
Non-accruing loans subject to restructuring agreements	24,136	19,978	17,261	17,417	13,090

Total non-accruing loans	55,798	59,281	55,143	51,424	44,338
Loans 90 days or more past due and still accruing	876	1,609	248	77	5,710

Total non-performing loans	56,674	60,890	55,391	51,501	50,048
Other real estate owned	521	171	171	1,362	1,533

Total non-performing assets	$57,195	61,061	55,562	52,863	51,581

Loans subject to restructuring agreements and still accruing	$12,259	11,198	11,218	10,708	8,817

Accruing loans 30 to 89 days delinquent	$14,551	19,798	35,190	30,619	38,371

Non-performing loans to total loans held for investment, net	6.64%	7.36%	6.90%	6.66%	6.79%

Non-performing assets to total assets	2.43%	2.72%	2.53%	2.39%	2.46%
     Total non-accruing loans decreased $3.5 million, to $55.8 million at March 31, 2011, from $59.3 million at December 31, 2010. This decrease was primarily attributable to the following loan types being returned to accrual status during the quarter ended March 31, 2011: $1.8 million of multifamily loans, $407,000 of commercial real estate loans, and $135,000 of one-to-four family residential loans. Loans returned to accrual status were current as to principal and interest as of March 31, 2011, and factors indicating doubtful collection no longer existed, including the borrower’s performance under the original loan terms for at least six months. Non-accrual loans also decreased as a result of a $235,000 pay-off of a construction and land loan, the transfer of a $376,000 commercial real estate loan to other real estate owned, an additional $1.1 million of charge-offs being recorded on existing non-accrual loans, and principal paydowns of approximately $1.4 million. The above decreases in non-accruing loans during the quarter ended March 31, 2011, were partially offset by the following loan types being placed on non-accrual status during the quarter ended March 31, 2011: $651,000 of commercial real estate loans, $508,000 of commercial and industrial loans, $404,000 of construction and land loans, and $393,000 of multifamily loans.
     Non-accruing loans subject to restructuring agreements totaled $24.1 million and $20.0 million at March 31, 2011, and December 31, 2010, respectively. Loans subject to restructuring agreements, and still accruing, totaled $12.3 million and $11.2 million at March 31, 2011, and December 31, 2010, respectively. During the three months ended March 31, 2011, we entered into five restructuring agreements, of which $1.7 million and $7.3 million were classified as accruing and non-accruing, respectively, at March 31, 2011. At March 31, 2011, $11.7 million, or 95.2%, of the $12.3 million of accruing troubled debt restructurings, and $20.8 million, or 86.3%, of the $24.1 million of non-accruing troubled debt restructurings, were performing in accordance with their restructured terms. Generally, restructured loans are placed on non-accrual status until sufficient performance under the restructured terms is achieved (generally six months). In certain circumstances, including demonstrated performance prior to the restructuring, management will continue to maintain a restructured loan in an accruing status.
     Loans 90 days or more past due and still accruing decreased to $876,000 from $1.6 million at December 31, 2010. During the quarter ended March 31, 2011, a $291,000 one- to four-family residential loan was brought current, and a $38,000 commercial industrial loan and a $404,000 construction and land loan were moved to non-accrual status. Loans 90 days or more past due and still accruing at March 31, 2011, are considered well secured and in the process of collection.
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
     The following tables detail the delinquency status of non-accruing loans at March 31, 2011, and December 31, 2010 (dollars in thousands).

	March 31, 2011
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$24,885	2,749	17,116	44,750
One -to- four family residential	349	415	370	1,134
Construction and land	1,210	—	3,139	4,349
Multifamily	—	496	2,904	3,400
Home equity and lines of credit	—	—	181	181
Commercial and industrial loans	557	—	1,238	1,795
Insurance premium loans	—	—	189	189

Total non-accruing loans	$27,001	3,660	25,137	55,798

	December 31, 2010
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$13,679	15,050	17,659	46,388
One -to- four family residential	135	770	370	1,275
Construction and land	2,152	1,860	1,110	5,122
Multifamily	1,824	927	2,112	4,863
Home equity and lines of credit	—	—	181	181
Commercial and industrial loans	—	267	1,056	1,323
Insurance premium loans	—	—	129	129

Total non-accruing loans	$17,790	18,874	22,617	59,281

     Loans 30 to 89 days delinquent and on accrual status at March 31, 2011, totaled $14.6 million, a decrease of $5.2 million from the December 31, 2010, balance of $19.8 million. The following table sets forth delinquencies for accruing loans by type and by amount at March 31, 2011, and December 31, 2010 (dollars in thousands).

	Delinquent Accruing Loans
	90 Days or
	30 to 89 Days	Over	Total
At March 31, 2011
Real estate loans:
Commercial	$6,561	—	6,561
One- to four-family residential	1,803	817	2,620
Multifamily	4,576	—	4,576
Home equity and lines of credit	254	59	313
Commercial and industrial loans	724	—	724
Insurance premium loans	572	—	572
Other loans	61	—	61

Total	$14,551	876	15,427

At December 31, 2010
Real estate loans:
Commercial	$8,970	—	8,970
One- to four-family residential	2,575	1,108	3,683
Construction and land	499	404	903
Multifamily	6,194	—	6,194
Home equity and lines of credit	262	59	321
Commercial and industrial loans	536	38	574
Insurance premium loans	660	—	660
Other loans	102	—	102

Total	$19,798	1,609	21,407

     The following table sets forth the amounts and categories of the troubled debt restructurings by loan type as of March 31, 2011, and December 31, 2010 (dollars in thousands).

	At March 31, 2011		At December 31, 2010
	Non-		Non-
	Accruing	Accruing	Accruing	Accruing
Troubled Debt Restructurings:
Real Estate Loans:
Commercial	$20,480	8,030	13,138	7,879
One- to- four family residential	—	1,750	—	1,750
Construction and land	3,070	—	4,012	—
Multifamily	496	1,563	2,327	1,569
Commercial and industrial	90	916	501	—

Total	$24,136	12,259	19,978	11,198

     Other real estate owned amounted to $521,000 at March 31, 2011, as compared to $171,000 at December 31, 2010. This increase was attributable to the Company acquiring the collateral, by way of deed in lieu of foreclosure, supporting one commercial real estate loan.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	At or For the Three Months Ended March 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$21,819	15,414

Charge-offs:
Real estate loans:
Commercial	(1,150)	—
One- to- four family residential	—	—
Construction and land	—	(110)
Multifamily	(25)	(32)
Home equity and lines of credit	—	—
Commercial and industrial loans	—	(5)
Insurance premium loans	(2)	(51)
Other loans	—	—

Total charge-offs	(1,177)	(198)

Recoveries:
Commercial real estate loans	6	—

Total recoveries	6	—

Net charge-offs	(1,171)	(198)

Provisions (benefits) for loan losses:
Real estate loans:
Commercial	1,196	2,350
One- to- four family residential	(6)	63
Construction and land	(635)	(16)
Multifamily	466	491
Home equity and lines of credit	17	32
Commercial and industrial loans	(95)	(979)
Insurance premium loans	15	50
Other loans	7	4
Unallocated	402	(65)

Total provisions for loan losses	1,367	1,930

Balance at end of period	$22,015	17,146

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis. The Bank’s borrowed funds, excluding capitalized lease obligations, were $487.5 million at March 31, 2011, at a weighted average interest rate of 2.67%. A total of $103.2 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, were $389.3 million at December 31, 2010. The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $294.7 million, utilizing unencumbered securities of $324.2 million at March 31, 2011. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At March 31, 2011, and December 31, 2010, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
	Actual	Adequacy	Action
	Ratio	Purposes	Provisions
As of March 31, 2011:
Tangible capital to tangible assets	13.04%	1.50%	NA %
Tier 1 capital (core) — (to adjusted assets)	13.04	4.00	5.00
Total capital (to risk-weighted assets)	27.55	8.00	10.00

As of December 31, 2010:
Tangible capital to tangible assets	13.43%	1.50%	NA %
Tier 1 capital (core) — (to adjusted assets)	13.43	4.00	5.00
Total capital (to risk-weighted assets)	27.39	8.00	10.00
Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

     The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2011:

			One to less	Three to
		Less than	than Three	less than	Five Years
Contractual Obligation	Total	One Year	Years	Five Years	and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$487,479	103,179	170,800	201,500	12,000
Commitments to originate loans	$61,193	61,193	—	—	—
Commitments to fund unused lines of credit	$13,323	13,323	—	—	—
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
     As of March 31, 2011, we serviced $49.1 million of loans for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At March 31, 2011, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
     Net Portfolio Value Analysis. We compute amounts by which the net present value of our assets and liabilities (net portfolio value or “NPV”) would change in the event market interest rates changed over an assumed range of rates. Our simulation model uses a discounted cash flow analysis to measure the interest rate sensitivity of NPV. Depending on current market interest rates we estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
     Net Interest Income Analysis. In addition to NPV calculations, we analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. In our model, we estimate what our net interest income would be for a twelve-month period. Depending on current market interest rates we then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase or decrease of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points, which is based on the current interest rate environment.

     The table below sets forth, as of March 31, 2011, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
					Estimated
Change in	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Interest Rates	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
(basis points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change

+400	$2,122,281	$1,809,375	$312,906	$(128,701)	14.74%	(19.03)%
+300	2,174,482	1,838,245	336,237	(105,370)	15.46	(14.34)
+200	2,237,043	1,868,103	368,940	(72,667)	16.49	(9.22)
+100	2,303,360	1,898,995	404,365	(37,242)	17.56	(4.30)
0	2,372,576	1,930,969	441,607	—	18.61	—
-100	2,431,200	1,963,684	467,516	25,909	19.23	2.67
-200	2,460,591	1,988,602	471,989	30,382	19.18	(1.51)
     The table above indicates that at March 31, 2011, in the event of a 300 basis point increase in interest rates, we would experience a 315 basis point decrease in NPV ratio (18.61% versus 15.46%), and a 14.34% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 57 basis point increase in NPV ratio (18.61% versus 19.18%) and a 1.51% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at March 31, 2011. At March 31, 2011, we were in compliance with all board approved policies with respect to interest rate risk management.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended March 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
     Except as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended March 31, 2011.

			(c) Total Number of
			Shares Purchased	(d) Maximum Number
	(a) Total Number	(b) Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
January 1, 2011, through January 31, 2011	134,367	$13.14	92,300	1,860,166
February 1, 2011, through February 28, 2011	80,000	13.27	80,000	1,780,166
March 1, 2011, through March 31, 2011	184,700	13.54	184,700	1,595,466

Total	399,067	$13.35	357,000

(1)	On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan.

As of March 31, 2011, under its current repurchase plan, the Company has repurchased 581,567 shares of its stock at an average price of $13.17 per share. The Company has repurchased a total of 2,665,511 shares of its common stock (under its current and prior repurchase plans) at an average price of $12.24 per share.

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
Date: May 10, 2011

/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer

/s/ Steven M. Klein
Steven M. Klein
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, and Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.