Form 10-Q
period 2011-06-30
Northfield Bancorp, Inc.
filed 2011-08-09
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 42,306,478 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of July 29, 2011.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	51

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	53
Item 4. [Removed and Reserved]	53
Item 5. Other Information	53
Item 6. Exhibits	53

Signatures	54
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1.	FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2011, and December 31, 2010
(In thousands, except per share amounts)

	June 30,	December 31,
	2011	2010

	(Unaudited)
ASSETS:

Cash and due from banks	$10,731	9,862
Interest-bearing deposits in other financial institutions	52,176	33,990

Total cash and cash equivalents	62,907	43,852

Trading securities	4,439	4,095
Securities available-for-sale, at estimated fair value (encumbered $370,796 in 2011 and $275,694 in 2010)	1,212,319	1,244,313
Securities held-to-maturity, at amortized cost (estimated fair value of $4,629 in 2011 and $5,273 in 2010) (encumbered $0 in 2011 and 2010)	4,421	5,060
Loans held-for-sale	125	1,170
Loans held-for-investment, net	902,564	827,591
Allowance for loan losses	(23,520)	(21,819)

Net loans held-for-investment	879,044	805,772

Accrued interest receivable	7,568	7,873
Bank owned life insurance	76,292	74,805
Federal Home Loan Bank of New York stock, at cost	8,631	9,784
Premises and equipment, net	17,509	16,057
Goodwill	16,159	16,159
Other real estate owned	118	171
Other assets	18,039	18,056

Total assets	$2,307,571	2,247,167

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$1,448,569	1,372,842
Borrowings	444,522	391,237
Advance payments by borrowers for taxes and insurance	1,869	693
Accrued expenses and other liabilities	14,440	85,678

Total liabilities	1,909,400	1,850,450

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 shares issued at June 30, 2011, and December 31, 2010, respectively, 42,370,928 and 43,316,021 outstanding at June 30, 2011, and December 31, 2010, respectively	456	456
Additional paid-in-capital	207,686	205,863
Unallocated common stock held by employee stock ownership plan	(14,896)	(15,188)
Retained earnings	230,125	222,655
Accumulated other comprehensive income	15,611	10,910
Treasury stock at cost; 3,261,683 and 2,316,590 shares at June 30, 2011, and December 31, 2010, respectively	(40,811)	(27,979)

Total stockholders’ equity	398,171	396,717

Total liabilities and stockholders’ equity	$2,307,571	2,247,167

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and six months ended June 30, 2011, and 2010
(Unaudited)
(In thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income:
Loans	$12,778	12,098	$25,252	22,391
Mortgage-backed securities	8,675	8,244	17,092	17,308
Other securities	787	1,567	1,757	3,068
Federal Home Loan Bank of New York dividends	121	63	230	158
Deposits in other financial institutions	77	60	105	114

Total interest income	22,438	22,032	44,436	43,039

Interest expense:
Deposits	3,270	3,382	6,287	7,334
Borrowings	3,339	2,733	6,549	5,239

Total interest expense	6,609	6,115	12,836	12,573

Net interest income	15,829	15,917	31,600	30,466
Provision for loan losses	1,750	2,798	3,117	4,728

Net interest income after provision for loan losses	14,079	13,119	28,483	25,738

Non-interest income:
Fees and service charges for customer services	743	630	1,437	1,289
Income on bank owned life insurance	746	514	1,487	937
Gain on securities transactions, net	839	529	2,644	1,145
Other-than-temporary impairment losses on securities	(991)	—	(1,152)	—
Portion recognized in other comprehensive income (before taxes)	743	—	743	—

Net impairment losses on securities recognized in earnings	(248)	—	(409)	—

Other	110	193	140	218

Total non-interest income	2,190	1,866	5,299	3,589

Non-interest expense:
Compensation and employee benefits	5,048	4,208	10,210	8,999
Director compensation	372	372	771	769
Occupancy	1,327	1,185	2,819	2,379
Furniture and equipment	292	259	579	531
Data processing	662	651	1,334	1,268
FDIC insurance	400	455	860	885
Professional fees	628	475	1,068	854
Other	855	852	1,896	1,893

Total non-interest expense	9,584	8,457	19,537	17,578

Income before income tax expense	6,685	6,528	14,245	11,749
Income tax expense	2,338	2,342	4,928	4,182

Net income	$4,347	4,186	$9,317	7,567

Basic and diluted earnings per share	$0.11	0.10	$0.23	0.18

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six months ended June 30, 2011, and 2010
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock		Accumulated
	Common Stock		Additional	held by the		other		Total
		Par	paid-in	employee stock	Retained	comprehensive	Treasury	stockholders’
	Shares	value	capital	ownership plan	earnings	income	Stock	equity

Balance at December 31, 2009	45,628,211	$456	202,479	(15,807)	212,196	12,145	(19,929)	391,540
Comprehensive income:
Net income					7,567			7,567
Change in accumulated comprehensive income, net of tax of $3,274						5,283		5,283

Total comprehensive income								12,850

ESOP shares allocated or committed to be released			117	293				410
Stock compensation expense			1,499					1,499
Additional stock benefit on stock awards			231					231
Exercise of stock options					(26)		163	137
Dividends declared ($0.09 per share)					(1,581)			(1,581)
Issuance of restricted stock	4,400
Treasury stock (average cost of $12.00 per share)							(5,347)	(5,347)

Balance at June 30, 2010	45,632,611	456	204,326	(15,514)	218,156	17,428	(25,113)	399,739

Balance at December 31, 2010	45,632,611	456	205,863	(15,188)	222,655	10,910	(27,979)	396,717
Comprehensive income:
Net income					9,317			9,317
Change in accumulated comprehensive income, net of tax of $3,134						4,701		4,701

Total comprehensive income								14,018

ESOP shares allocated or committed to be released			102	292				394
Stock compensation expense			1,535					1,535
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		6	5
Dividends declared ($0.11 per share)					(1,846)			(1,846)
Treasury stock (average cost of $13.58 per share)							(12,838)	(12,838)

Balance at June 30, 2011	45,632,611	$456	207,686	(14,896)	230,125	15,611	(40,811)	398,171

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2011, and 2010
(Unaudited) (In thousands)

	2011	2010

Cash flows from operating activities:
Net income	$9,317	7,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,117	4,728
ESOP and stock compensation expense	1,929	1,909
Depreciation	1,008	852
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	295	267
Amortization of intangible assets	59	162
Income on bank owned life insurance	(1,487)	(937)
Gain on sale of premises and equipment and other real estate owned	(84)	(197)
Net gain on sale of loans held-for-sale	(15)	(2)
Proceeds from sale of loans held-for-sale	5,484	334
Origination of loans held-for-sale	(4,424)	(580)
Gain on securities transactions, net	(2,644)	(1,145)
Net impairment losses on securities recognized in earnings	409	—
Net purchases of trading securities	(205)	(22)
Decrease in accrued interest receivable	305	53
Increase in other assets	(2,084)	(200)
(Decrease) increase in accrued expenses and other liabilities	(491)	296

Net cash provided by operating activities	10,489	13,085

Cash flows from investing activities:
Net increase in loans receivable	(76,940)	(45,166)
Redemptions (purchase) of Federal Home Loan Bank of New York stock, net	1,153	(1,698)
Purchases of securities available-for-sale	(342,901)	(435,937)
Principal payments and maturities on securities available-for-sale	198,444	235,647
Principal payments and maturities on securities held-to-maturity	641	913
Proceeds from sale of securities available-for-sale	114,446	96,082
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sale of other real estate owned	487	—
Proceeds from the sale of premises and equipment	—	394
Purchases and improvements of premises and equipment	(2,460)	(1,960)

Net cash used in investing activities	(107,130)	(161,725)

Cash flows from financing activities:
Net increase in deposits	75,728	63,810
Dividends paid	(1,846)	(1,581)
Exercise of stock options	5	137
Purchase of treasury stock	(12,838)	(5,347)
Additional tax benefit on equity awards	186	231
Increase in advance payments by borrowers for taxes and insurance	1,176	799
Repayments under capital lease obligations	(102)	(91)
Proceeds from borrowings	412,981	176,680
Repayments related to borrowings	(359,594)	(99,680)

Net cash provided by financing activities	115,696	134,958

Net increase (decrease) in cash and cash equivalents	19,055	(13,682)
Cash and cash equivalents at beginning of period	43,852	42,544

Cash and cash equivalents at end of period	$62,907	28,862

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,586	12,543
Income taxes	6,129	5,528
Other transactions:
Loans charged-off, net	1,416	1,020
Other real estate owned charged-off	26	146
Transfers to other real estate owned	376	—
Decrease in due to broker for purchases of securities available-for-sale	(70,747)	—
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
     In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six month period ended June 30, 2011, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Note 2 — Securities Available-for-Sale
     The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at June 30, 2011, and December 31, 2010 (in thousands):

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$549,817	19,543	1	569,359
Non-GSE	9,787	—	743	9,044
Real estate mortgage investment conduits (REMICs):
GSE	475,168	4,763	527	479,404
Non-GSE	38,491	2,311	16	40,786

	1,073,263	26,617	1,287	1,098,593

Other securities:
Equity investments-mutual funds	9,140	50	—	9,190
Corporate bonds	103,422	1,178	64	104,536

	112,562	1,228	64	113,726

Total securities available-for-sale	$1,185,825	27,845	1,351	1,212,319

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$342,316	13,479	—	355,795
Non-GSE	27,801	814	737	27,878
Real estate mortgage investment conduits (REMICs):
GSE	622,582	3,020	3,525	622,077
Non-GSE	65,766	3,674	51	69,389

	1,058,465	20,987	4,313	1,075,139

Other securities:
Equity investments-mutual funds	12,437	31	115	12,353
GSE bonds	34,988	45	—	35,033
Corporate bonds	119,765	2,146	123	121,788

	167,190	2,222	238	169,174

Total securities available-for-sale	$1,225,655	23,209	4,551	1,244,313

     The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2011 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due in one year or less	$63,716	64,357
Due after one year through five years	39,706	40,179

	$103,422	104,536

     Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.
     For the three and six months ended June 30, 2011, the Company had gross proceeds of $25.9 million and $114.4 million on sales of securities available-for-sale with gross realized gains of approximately $886,000 and $2.5 million, and gross realized losses of $0 and $0, respectively. For the three and six months ended June 30, 2010, the Company had gross proceeds of $80.9 million and $96.1 million on sales of securities available-for-sale with gross realized gains of approximately $785,000 and $1.0 million, and gross realized losses of approximately $0 and $0, respectively. The Company recognized $(47,000) in losses and $139,000 in gains on its trading securities portfolio during the three and six months ended June 30, 2011, respectively. The Company recognized $(255,000) in losses and $90,000 in gains on its trading securities portfolio during the three and six months ended June 30, 2010, respectively. The Company recognized other-than-temporary impairment charges of $248,000 and $409,000 against earnings during the three and six months ended June 30, 2011, related to one equity investment in a mutual fund and two private label mortgage-backed securities. The Company recognized the credit component of $248,000 in earnings and the non-credit component of $743,000 as a component of accumulated other comprehensive income, net of tax for the three and six months ended June 30, 2011. The Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2010.
     Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2011 and 2010, is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$330	176	330	176
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	248	—	248	—

Cumulative pre-tax credit losses, end of period	$578	176	578	176

     Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011, and December 31, 2010, were as follows (in thousands):

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$1	165	—	—	1	165
Non-GSE	289	3,354	454	5,689	743	9,043
Real estate mortgage investment conduits (REMICs)
GSE	527	53,176	—	—	527	53,176
Non-GSE	—	—	16	1,031	16	1,031
Corporate bonds	64	13,760	—	—	64	13,760

Total	$881	70,455	470	6,720	1,351	77,175

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$—	—	737	10,126	737	10,126
REMICs
GSE	3,525	344,971	—	—	3,525	344,971
Non-GSE	—	—	51	1,238	51	1,238
Corporate bonds	123	13,880	—	—	123	13,880
Equity Investments — mutual funds	115	4,884	—	—	115	4,884

Total	$3,763	363,735	788	11,364	4,551	375,099

     Included in the above available-for-sale security amounts at June 30, 2011, was one pass-through non-GSE mortgage-backed security in a continuous unrealized loss position of greater than twelve months that was rated less than investment grade at June 30, 2011. The security had an estimated fair value of $5.7 million (amortized cost of $6.1 million), was rated Caa2, and had the following underlying collateral characteristics: 83% originated in 2004, and 17% originated in 2005. The rating of the security detailed above represents the lowest rating for the security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of this security. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for this security. As a result of management’s evaluation of this security, the Company recognized during the quarter ended June 30, 2011, other than temporary impairment of $593,000. Since management does not have the intent to sell the security and it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery (which may be maturity), the credit component of $139,000 was recognized in earnings, and the non credit component of $454,000 was recorded as a component of accumulated other comprehensive income, net of tax.
     In addition to the one pass-through non-GSE mortgage-backed security discussed above, the Company had one additional private label security that was rated less than investment grade at June 30, 2011. The security, had an estimated fair value of $3.4 million (amortized cost of $3.6 million), was rated CC, and was supported by collateral which was originated in 2006. The rating of the security detailed above represents the lowest rating for the security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of this security. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for this security. As a result of management’s evaluation of this security, the Company recognized during the quarter ended June 30, 2011, other than temporary impairment of $398,000. Since management does not have the intent to sell the security and it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery (which may be maturity), the credit component of $109,000 was recognized in earnings, and the non credit component of $289,000 was recorded as a component of accumulated other comprehensive income, net of tax.
     The Company held one REMIC non-GSE mortgage-backed security that was in a continuous unrealized loss position of greater than twelve months, and three corporate bonds, two pass-through GSE mortgage-backed securities, and five REMIC mortgage-backed securities issued or guaranteed by GSEs, that were in an unrealized loss position of less than twelve months, and rated investment grade at June 30, 2011. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.
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

Note 3 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Real estate loans:
Commercial mortgage	$335,485	339,321
One- to- four family residential mortgage	74,825	78,032
Construction and land	28,078	35,054
Multifamily	358,130	283,588
Home equity and lines of credit	30,195	28,125

Total real estate loans	826,713	764,120

Commercial and industrial loans	13,974	17,020
Insurance premium loans	59,037	44,517
Other loans	1,700	1,062

Total commercial and industrial, insurance premium, and other loans	74,711	62,599

Total loans held-for-investment	901,424	826,719
Deferred loan cost, net	1,140	872

Loans held-for-investment, net	902,564	827,591
Allowance for loan losses	(23,520)	(21,819)

Net loans held-for-investment	$879,044	805,772

     Loans held-for-sale amounted to $125,000 and $1.2 million at June 30, 2011, and December 31, 2010, respectively. All loans held for sale are one- to four-family residential mortgage loans.
     The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.
     The Company, through its principal subsidiary, the Bank, serviced $46.9 million and $52.1 million of loans at June 30, 2011, and December 31, 2010, respectively, for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At June 30, 2011, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. Servicing of loans for others does not have a material effect on our financial position or results of operations.
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
     In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s board of directors or an automated valuation model. The appraisal is subject to review by an independent third party hired by the Company. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.
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
     In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the federal regulators for institutions both in our market area and nationally for periods that are believed to have experienced similar economic conditions.
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

     Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Office of the Comptroller of the Currency, as it relates to the Bank, and the Board of Governors of the Federal Reserve System, as it relates to Northfield Bancorp, Inc, are subject to periodic examination, including review of our allowance for loan losses. Our regulators may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last examination, as of September 30, 2010, of Northfield Bancorp, Inc. and the Bank, were conducted by the Office of Thrift Supervision, our predecessor regulator.
     Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	six months ended
	June 30,
	2011	2010
Beginning balance	$21,819	15,414
Provision for loan losses	3,117	4,728
Charge-offs, net	(1,416)	(1,020)

Ending balance	$23,520	19,122

     The following tables set forth activity in our allowance for loan losses, by loan type, for the six months ended June 30, 2011, and the year ended December 31, 2010, respectively. The following tables also detail the amount of loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment, as of June 30, 2011 and December 31, 2010.

June 30, 2011
	Real Estate
					Home Equity
		One -to- Four	Construction		and Lines of	Commercial	Insurance
	Commercial	Family	and Land	Multifamily	Credit	and Industrial	Premium	Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance, December 31, 2010	$12,654	570	1,855	5,137	242	719	111	28	503	21,819
Charge-offs	(1,198)	—	—	(25)	—	(196)	(26)	—	—	(1,445)
Recoveries	6	—	—	—	—	23	—	—	—	29
Provisions	1,884	161	(734)	702	110	169	63	16	746	3,117

Ending Balance, June 30, 2011	13,346	731	1,121	5,814	352	715	148	44	1,249	23,520

Ending balance, June 30, 2011: individually evaluated for impairment	2,325	369	128	122	—	—	—	—	—	2,944

Ending balance, June 30, 2011: collectively evaluated for impairment	11,021	362	993	5,692	352	715	148	44	1,249	20,576

Loans held-for-investment, net:
Ending Balance, June 30, 2011	335,520	74,915	28,097	358,887	30,431	13,977	59,037	1,700	—	902,564

Ending Balance, June 30, 2011 individually evaluated for impairment	52,097	3,618	3,079	3,214	—	1,455	—	—	—	63,463

Ending Balance, June 30, 2011 collectively evaluated for impairment	$283,423	71,297	25,018	355,673	30,431	12,522	59,037	1,700	—	839,101

December 31, 2010
	Real Estate
					Home Equity
		One -to- Four	Construction		and Lines of	Commercial	Insurance
	Commercial	Family	and Land	Multifamily	Credit	and Industrial	Premium	Other	Unallocated	Total
Allowance for loan losses:

Beginning Balance, December 31, 2009	$8,403	163	2,409	1,866	210	1,877	101	34	351	15,414
Charge-offs	(987)	—	(443)	(2,132)	—	(36)	(101)	—	—	(3,699)
Recoveries	—	—	—	—	—	—	20	—	—	20
Provisions	5,238	407	(111)	5,403	32	(1,122)	91	(6)	152	10,084

Ending Balance, December 31, 2010	12,654	570	1,855	5,137	242	719	111	28	503	21,819

Ending balance, December 31, 2010: individually evaluated for impairment	2,129	369	36	121	—	—	—	—	—	2,655

Ending balance, December 31, 2010: collectively evaluated for impairment	10,525	201	1,819	5,016	242	719	111	28	503	19,164

Loans held-for-investment, net:

Ending balance, December 31, 2010	339,259	78,109	35,077	284,199	28,337	17,032	44,517	1,061	—	827,591

Ending balance, December 31, 2010: individually evaluated for impairment	51,324	1,750	4,562	5,083	—	500	—	—	—	63,219

Ending balance, December 31, 2010: collectively evaluated for impairment	$287,935	76,359	30,515	279,116	28,337	16,532	44,517	1,061	—	764,372

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
     The Company also maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lending officer learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Monthly, management presents monitored assets to the loan committee. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and in confirming the adequacy of the allowance for loan losses. After determining the general reserve loss factor for each portfolio segment, the portfolio segment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve. Loans that have an internal credit rating of special mention or substandard are multiplied by a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.

     When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point credit risk rating system.
1.	Strong

2.	Good

3.	Acceptable

4.	Adequate

5.	Watch

6.	Special Mention

7.	Substandard

8.	Doubtful

9.	Loss
     Loans rated 1 through 5 are considered pass ratings. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated special mention.

     The following tables detail the recorded investment of loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2011, and December 31, 2010 (in thousands).

	At June 30, 2011
	Real Estate
								Home
								Equity and	Commercial
					Construction			Lines of	and	Insurance
	Commercial		One- to Four-Family		and Land	Multifamily		Credit	Industrial	Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV		< 35% LTV	=> 35% LTV
Internal Risk Rating
Pass	$32,779	229,780	46,516	22,984	21,281	20,795	326,755	30,043	10,368	58,848	1,700	801,849
Special Mention	239	10,102	905	—	73	—	6,603	51	67	132	—	18,172
Substandard	2,010	60,610	834	3,676	6,743	558	4,176	337	3,542	57	—	82,543

Total loans held-for-investment, net	$35,028	300,492	48,255	26,660	28,097	21,353	337,534	30,431	13,977	59,037	1,700	902,564

	At December 31, 2010
	Real Estate
								Home
								Equity and	Commercial
					Construction			Lines of	and	Insurance
	Commercial		One- to Four-Family		and Land	Multifamily		Credit	Industrial	Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV		< 35% LTV	=> 35% LTV
Internal Risk Rating
Pass	$24,826	248,759	49,928	22,247	24,767	18,880	256,948	28,042	14,110	44,149	1,061	733,717
Special Mention	1,613	12,108	1,206	1,750	1,128	—	5,233	55	776	239	—	24,108
Substandard	1,385	50,568	623	2,355	9,182	504	2,634	240	2,146	129	—	69,766

Total loans held-for-investment, net	$27,824	311,435	51,757	26,352	35,077	19,384	264,815	28,337	17,032	44,517	1,061	827,591

     Included in loans held-for-investment, net, are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $56.0 million and $59.3 million, at June 30, 2011, and December 31, 2010, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

     These non-accrual amounts included loans deemed to be impaired of $47.8 million and $52.0 million at June 30, 2011, and December 31, 2010, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $8.2 million and $7.3 million at June 30, 2011, and December 31, 2010, respectively. Loans past due 90 days or more and still accruing interest were $2.0 million and $1.6 million at June 30, 2011, and December 31, 2010, respectively, and consisted of loans that are considered well secured and in the process of collection.

     The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at June 30, 2011, and December 31, 2010 (in thousands).

	At June 30, 2011
	Non-Accruing Loans				90 Days or
			90 Days or		More Past	Total Non-
	0-29 Days	30-89 Days	More Past		Due and	Performing
	Past Due	Past Due	Due	Total	Accruing	Loans
Real estate loans:
Commercial
LTV < 35%
Special Mention	$—	—	218	218		218
Substandard	—	—	360	360	—	360

Total	—	—	578	578	—	578

LTV => 35%
Pass	—	—	—	—	496	496
Substandard	25,237	3,986	15,069	44,292	—	44,292

Total	25,237	3,986	15,069	44,292	496	44,788

Total commercial	25,237	3,986	15,647	44,870	496	45,366

One-to-four family residential
LTV < 60%
Special Mention	152	24	328	504	—	504
Substandard	—	—	415	415	—	415

Total	152	24	743	919	—	919

LTV => 60%
Substandard	—	388	1,343	1,731	—	1,731

Total	—	388	1,343	1,731	—	1,731

Total one-to-four family residential	152	412	2,086	2,650	—	2,650

Construction and land
Special Mention	—	—	—	—	—	—
Substandard	2,456	—	875	3,331	—	3,331

Total construction and land	2,456	—	875	3,331	—	3,331

Multifamily
LTV < 35%
Substandard	—	—	558	558	—	558

Total	—	—	558	558	—	558

LTV => 35%
Substandard	—	—	2,443	2,443	—	2,443

Total	—	—	2,443	2,443	—	2,443

Total multifamily	—	—	3,001	3,001	—	3,001

Home equity and lines of credit
Pass	—	—	—	—	1,491	1,491
Substandard	—	—	337	337	—	337

Total home equity and lines of credit	—	—	337	337	1,491	1,828

Commercial and industrial loans
Special Mention	—	—	—	—	—	—
Substandard	552	—	1,232	1,784	—	1,784

Total commercial and industrial loans	552	—	1,232	1,784	—	1,784

Insurance premium loans
Substandard	—	—	57	57	—	57

Total insurance premium loans	—	—	57	57	—	57

Total non-performing loans, June 30, 2011	$28,397	4,398	23,235	56,030	1,987	58,017

	At December 31, 2010
	Non-Accruing Loans				90 Days or
			90 Days or		More Past	Total Non-
	0-29 Days	30-89 Days	More Past		Due and	Performing
	Past Due	Past Due	Due	Total	Accruing	Loans
Real estate loans:
Commercial
LTV < 35%
Special Mention	$29	—	—	29	—	29

Total	29	—	—	29	—	29

LTV => 35%
Substandard	13,650	15,050	17,659	46,359	—	46,359

Total	13,650	15,050	17,659	46,359	—	46,359

Total commercial	13,679	15,050	17,659	46,388	—	46,388

One-to-four family residential
LTV < 60%
Special Mention	—	179	99	278	86	364
Substandard	135	—	197	332	291	623

Total	135	179	296	610	377	987

LTV => 60%
Substandard	—	591	74	665	731	1,396

Total	—	591	74	665	731	1,396

Total one-to-four family residential	135	770	370	1,275	1,108	2,383

Construction and land
Special Mention	—	—	—	—	404	404
Substandard	2,152	1,860	1,110	5,122	—	5,122

Total construction and land	2,152	1,860	1,110	5,122	404	5,526

Multifamily
LTV < 35%
Substandard	—	504	—	504	—	504

Total	—	504	—	504	—	504

LTV => 35%
Special Mention	1,824	—	—	1,824	—	1,824
Substandard	—	423	2,112	2,535	—	2,535

Total	1,824	423	2,112	4,359	—	4,359

Total multifamily	1,824	927	2,112	4,863	—	4,863

Home equity and lines of credit
Substandard	—	—	181	181	59	240

Total home equity and lines of credit	—	—	181	181	59	240

Commercial and industrial loans
Pass	—	—	—	—	38	38
Special Mention	—	—	100	100	—	100
Substandard	—	267	956	1,223	—	1,223

Total commercial and industrial loans	—	267	1,056	1,323	38	1,361

Insurance premium loans
Substandard	—	—	129	129	—	129

Total insurance premium loans	—	—	129	129	—	129

Total non-performing loans, December 31, 2010	$17,790	18,874	22,617	59,281	1,609	60,890

     The following tables set forth the detail and delinquency status of loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2011, and December 31, 2010 (in thousands).

	June 30, 2011
	Performing (Accruing) Loans			Non-
	0-29 Days	30-89 Days		Performing	Total Loans
	Past Due	Past Due	Total	Loans	Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$32,052	727	32,779	—	32,779
Special Mention	—	21	21	218	239
Substandard	—	1,650	1,650	360	2,010

Total	32,052	2,398	34,450	578	35,028

LTV > 35%					—
Pass	226,501	2,783	229,284	496	229,780
Special Mention	10,102	—	10,102	—	10,102
Substandard	13,947	2,371	16,318	44,292	60,610

Total	250,550	5,154	255,704	44,788	300,492

Total commercial	282,602	7,552	290,154	45,366	335,520

One-to-four family residential
LTV < 60%
Pass	45,830	686	46,516	—	46,516
Special Mention	401	—	401	504	905
Substandard	132	287	419	415	834

Total	46,363	973	47,336	919	48,255

LTV > 60%
Pass	22,371	613	22,984	—	22,984
Special Mention	—	—	—	—	—
Substandard	1,945	—	1,945	1,731	3,676

Total	24,316	613	24,929	1,731	26,660

Total one-to-four family residential	70,679	1,586	72,265	2,650	74,915

Construction and land
Pass	20,781	500	21,281	—	21,281
Special Mention	73	—	73	—	73
Substandard	3,412	—	3,412	3,331	6,743

Total construction and land	24,266	500	24,766	3,331	28,097

Multifamily
LTV < 35%
Pass	20,795	—	20,795	—	20,795
Substandard	—	—	—	558	558

Total	20,795	—	20,795	558	21,353

LTV > 35%
Pass	326,063	692	326,755	—	326,755
Special Mention	5,152	1,451	6,603	—	6,603
Substandard	172	1,561	1,733	2,443	4,176

Total	331,387	3,704	335,091	2,443	337,534

Total multifamily	352,182	3,704	355,886	3,001	358,887

Home equity and lines of credit
Pass	28,458	94	28,552	1,491	30,043
Special Mention	51	—	51	—	51
Substandard	—	—	—	337	337

Total home equity and lines of credit	28,509	94	28,603	1,828	30,431

Commercial and industrial loans
Pass	10,231	137	10,368	—	10,368
Special Mention	67	—	67	—	67
Substandard	1,758	—	1,758	1,784	3,542

Total commercial and industrial loans	12,056	137	12,193	1,784	13,977

Insurance premium loans
Pass	58,453	395	58,848	—	58,848
Special Mention	—	132	132	—	132
Substandard	—	—	—	57	57

Total insurance premium loans	58,453	527	58,980	57	59,037

Other loans
Pass	1,631	69	1,700	—	1,700

Total other loans	1,631	69	1,700	—	1,700

	$830,378	14,169	844,547	58,017	902,564

	December 31, 2010
	Performing (Accruing) Loans			Non-
	0-29 Days Past	30-89 Days		Performing	Total Loans
	Due	Past Due	Total	Loans	Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$24,823	3	24,826	—	24,826
Special Mention	1,068	516	1,584	29	1,613
Substandard	—	1,385	1,385	—	1,385

Total	25,891	1,904	27,795	29	27,824

LTV > 35%
Pass	242,131	6,628	248,759	—	248,759
Special Mention	11,670	438	12,108	—	12,108
Substandard	4,209	—	4,209	46,359	50,568

Total	258,010	7,066	265,076	46,359	311,435

Total commercial	283,901	8,970	292,871	46,388	339,259

One-to-four family residential
LTV < 60%
Pass	48,930	998	49,928	—	49,928
Special Mention	83	759	842	364	1,206
Substandard	—	—	—	623	623

Total	49,013	1,757	50,770	987	51,757

LTV > 60%
Pass	21,429	818	22,247	—	22,247
Special Mention	1,750	—	1,750	—	1,750
Substandard	959	—	959	1,396	2,355

Total	24,138	818	24,956	1,396	26,352

Total one-to-four family residential	73,151	2,575	75,726	2,383	78,109

Construction and land
Pass	24,767	—	24,767	—	24,767
Special Mention	225	499	724	404	1,128
Substandard	4,060	—	4,060	5,122	9,182

Total construction and land	29,052	499	29,551	5,526	35,077

Multifamily
LTV < 35%
Pass	18,656	224	18,880	—	18,880
Substandard	—	—	—	504	504

Total	18,656	224	18,880	504	19,384

LTV > 35%
Pass	251,129	5,819	256,948	—	256,948
Special Mention	3,258	151	3,409	1,824	5,233
Substandard	99	—	99	2,535	2,634

Total	254,486	5,970	260,456	4,359	264,815

Total multifamily	273,142	6,194	279,336	4,863	284,199

Home equity and lines of credit
Pass	27,780	262	28,042	—	28,042
Special Mention	55	—	55	—	55
Substandard	—	—	—	240	240

Total home equity and lines of credit	27,835	262	28,097	240	28,337

Commercial and industrial loans
Pass	13,626	446	14,072	38	14,110
Special Mention	586	90	676	100	776
Substandard	923	—	923	1,223	2,146

Total commercial and industrial loans	15,135	536	15,671	1,361	17,032

Insurance premium loans
Pass	43,728	421	44,149	—	44,149
Special Mention	—	239	239	—	239
Substandard	—	—	—	129	129

Total insurance premium loans	43,728	660	44,388	129	44,517

Other loans
Pass	959	102	1,061	—	1,061

Total other loans	959	102	1,061	—	1,061

	$746,903	19,798	766,701	60,890	827,591

     The following tables summarize impaired loans as of June 30, 2011, and December 31, 2010 (in thousands):

	At June 30, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	$1,791	1,791	—
Substandard	33,429	34,665	—

One-to-four family residential
LTV < 60%
Pass	639	639	—
Special Mention	152	152	—
LTV => 60%
Substandard	1,077	1,077	—

Construction and land
Substandard	1,146	1,326	—

Multifamily
LTV < 35%
Substandard	491	491	—

LTV => 35%
Substandard	1,561	1,561	—

Commercial and industrial
Special Mention	42	42	—
Substandard	951	951	—

With an Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Substandard	17,411	18,749	(2,325)

One-to-four family residential
LTV => 60%
Special Mention	1,750	1,750	(369)

Construction and land
Substandard	1,860	2,529	(128)

Multifamily
LTV => 35%
Substandard	1,163	1,632	(122)

Total:
Real estate loans
Commercial	52,631	55,205	(2,325)
One-to-four family residential	3,618	3,618	(369)
Construction and land	3,006	3,855	(128)
Multifamily	3,215	3,684	(122)
Commercial and industrial loans	993	993	—

	$63,463	67,355	(2,944)

	At December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
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

     Included in the table above at June 30, 2011, are loans with carrying balances of $33.5 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2010, are loans with carrying balances of $24.8 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at June 30, 2011, and December 31, 2010, are considered to have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans.
     The average recorded balance of impaired loans for the six months ended June 30, 2011 and 2010, was $62.2 million and $47.9 million, respectively. The Company recorded $735,000 and $1.6 million of interest income on impaired loans for the three and six months ended June 30, 2011, respectively, compared to $743,000 and $1.2 million of interest income on impaired loans for the three and six months ended June 30, 2010, respectively.

     The following tables summarize loans that were modified in a troubled debt restructuring during the six months ended June 30, 2011.

	Six months ended June 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
		(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	4	$17,681	16,527
Construction and land
Substandard	1	405	405
One -to- four Family
Pass	2	639	639
Substandard	1	152	152
Commercial and industrial loans
Special Mention	1	43	42
Substandard	2	1,775	1,775

Total Troubled Debt Restructurings	11	$20,695	19,540

     One commercial real estate loan amounting to $3.1 million (pre-modification), which was supported by a retail center, was restructured during the quarter ended March 31, 2011. This loan was charged down by $1.1 million as part of the restructuring. This loan also received a reduction to its interest rate. The second commercial real estate relationship consisted of five loans amounting to $8.3 million (post-modification). Three of these five loans, or $3.1 million (post-modification), were restructured during a prior quarter. The two additional loans, totaling $5.2 million (post-modification), were restructured during the quarter ended March 31, 2011. This entire relationship included in the table above, received a reduction in rate and certain loan maturities in the relationship were extended. The third commercial real estate loan amounting to $2.5 million was an owner occupied industrial building modified during the quarter ended June 30, 2011. This loan received a reduction to its interest rate. The fourth relationship amounting to $3.8 million is supported by two properties which were comprised of an office building and a residential property modified during the quarter ended June 30, 2011. One of the loans received a reduction in the interest rate while the other loan was provided a forbearance agreement to allow the owner to liquidate the property.
     The one construction and land loan amounting to $405,000 received a forbearance agreement allowing the owner to liquidate the collateral was modified during the quarter ended June 30, 2011.
     The three one -to- four family loans amounting to $791,000 each received a temporary reduction in interest rate was modified during the quarter ended June 30, 2011.
     The one commercial and industrial loan that was risk rated special mention was an unsecured line of credit in the amount of $43,000 that matured during the quarter ended March 31, 2011. As the borrower was unable to repay the loan in full, the Company termed out the loan over five years at a reduced interest rate.
     One commercial and industrial loan relationship that was risk rated substandard in the table above consisted of two loans amounting to $1.7 million (pre-modification), which was supported by an office/warehouse, a commercial property, and a personal residence. This relationship was restructured to reduce the monthly payments for a 24-month period. The interest rates were reduced on both loans for a 24-month period, with no forgiveness of principal. The second commercial and industrial loan relationship that was restructured during the quarter ended March 31, 2011, consisted of one loan amounting to $90,000 (pre-modification), secured by business assets. The Company provided the borrower with six months to pay interest only beginning February 2011, in order to allow the borrower time to sell the business.
     Management classifies all troubled debt restructurings as impaired loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections and our established allowance for loan losses on these loans, which could have a material effect on our financial results.
     There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the current quarter ended June 30, 2011.

Note 4 — Deposits
Deposits are as follows (in thousands):

	June 30,	December 31,
	2011	2010

Non-interest-bearing demand	$118,942	111,413
Interest-bearing negotiable orders of withdrawal (NOW)	87,221	76,251
Savings-passbook, statement, tiered, and money market	626,907	632,143
Certificates of deposit	615,499	553,035

	$1,448,569	1,372,842

     Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$1,164	1,265	2,298	2,685
Certificates of deposit	2,106	2,117	3,989	4,649

	$3,270	3,382	6,287	7,334

Note 5 — Equity Incentive Plan
     The following table is a summary of the Company’s stock options outstanding as of June 30, 2011, and changes therein during the three months then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding- December 31, 2010	2,072,540	$3.22	$9.94	8.09
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(640)	3.22	9.94	—

Outstanding- June 30, 2011	2,071,900	$3.22	$9.95	7.57

Exercisable- June 30, 2011	839,320	$3.22	$9.94	7.53

     Expected future stock option expense related to the non-vested options outstanding as of June 30, 2011, is $3.4 million over an average period of 2.6 years.

     The following is a summary of the status of the Company’s restricted share awards as of June 30, 2011, and changes therein during the three months then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2010	653,880	$9.97
Granted	—	—
Vested	(165,050)	9.96
Forfeited	—	—

Non-vested at June 30, 2011	488,830	$9.97

     Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2011, is $4.2 million over an average period of 2.6 years.
     During the three and six months ended June 30, 2011, the Company recorded $775,000 and $1.5 million of stock-based compensation related to the above plans, respectively. During the three and six months ended June 30, 2010, the Company recorded $723,000 and $1.5 million of stock-based compensation related to the above plans, respectively.
Note 6 — Fair Value Measurements
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2011, and December 31, 2010, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.
•	Level 3 Inputs — Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$1,048,763	—	1,048,763	—
Non-GSE	49,830	—	49,830	—
Corporate bonds	104,536	—	104,536	—
Equities	9,190	9,190	—	—

Total available-for-sale	1,212,319	9,190	1,203,129	—

Trading securities	4,439	4,439	—	—

Total	$1,216,758	13,629	1,203,129	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage (CRE)	$22,152	—	—	22,152
One- to- four family residential mortgage	1,381	—	—	1,381
Construction and land	2,474	—	—	2,474
Multifamily	1,041	—	—	1,041

Total impaired loans	27,048	—	—	27,048

Other real estate owned (CRE)	118	—	—	118

Total	$27,166	—	—	27,166

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
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

     Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist of mutual funds. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2011.
     Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.
     Impaired Loans: At June 30, 2011, and December 31, 2010, the Company had impaired loans with outstanding principal balances of $30.0 million and $38.4 million, which were recorded at their estimated fair value of $27.0 million and $35.7 million, respectively. The Company recorded net impairment charges of $1.7 million and $646,000 for the six months ended June 30, 2011, and 2010, respectively. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.
     Other Real Estate Owned: At June 30, 2011, and December 31, 2010, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $118,000 and $171,000, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. During the three months ended March 31, 2011, the Company transferred a loan with a principal balance of $422,000 and an estimated fair value, less costs to sell, of $350,000 to other real estate owned. The Company charged the $72,000 excess of the loan balance over fair value, less estimated costs to sell, to the allowance for loan losses, utilizing Level 3 inputs during the three months ended March 31, 2011, the property was sold during the three months ended June 30, 2011. Subsequent valuation adjustments to other real estate owned (REO) totaled $0 and $146,000, for the three and six months ended June 30, 2010 reflecting continued deterioration in estimated fair values. Operating costs after acquisition are expensed.
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

     The estimated fair values of the Company’s significant financial instruments at June 30, 2011, and December 31, 2010, are presented in the following table (in thousands):

	June 30,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$62,907	62,907	43,852	43,852
Trading securities	4,439	4,439	4,095	4,095
Securities available-for-sale	1,212,319	1,212,319	1,244,313	1,244,313
Securities held-to-maturity	4,421	4,629	5,060	5,273
Federal Home Loan Bank of New York stock, at cost	8,631	8,631	9,784	9,784
Net loans held-for-investment	879,044	907,248	805,772	818,295

Financial liabilities:
Deposits	$1,448,569	1,453,785	1,372,842	1,377,068
Borrowings	444,522	461,167	391,237	403,920
Advance payments by borrowers	1,869	1,869	693	693
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
Note 7 — Earnings Per Share
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
     The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income available to common stockholders	$4,347	4,186	9,317	7,567

Weighted average shares outstanding-basic	40,599,400	41,417,662	40,848,467	41,462,961
Effect of non-vested restricted stock and stock
options outstanding	381,291	366,068	411,566	340,345
Weighted average shares outstanding-diluted	40,980,691	41,783,730	41,260,033	41,803,306

Earnings per share-basic	$0.11	0.10	0.23	0.18
Earnings per share-diluted	$0.11	0.10	0.23	0.18
Note 8 — Stock Repurchase Program
     On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company will conduct such repurchases in accordance with a Rule 10b5-1 trading plan. As of June 30, 2011, a total of 1,127,096 shares were purchased under this repurchase plan at a weighted average cost of $13.44 per share.
Note 9 — Income Taxes
     The Company files income tax returns in the United States federal jurisdiction and in the State of New Jersey. The Company’s subsidiary files income tax returns in the State and City of New York, and the State of New Jersey. The State and City of New York are currently examining our subsidiary’s tax returns filed for 2007, 2008, and 2009. The Company, and its subsidiary, are no longer subject to federal and local income tax examinations by tax authorities for years prior to 2007.
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
     In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risk or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements.
     In June 2011, the FASB issued ASU No. 2011-05, “ Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no affect on the Company’s balance sheets.
Note 11 — Subsequent Events
     On July 6, 2011, the Company provided notice to the manager of our premium finance division indicating that we are exercising our right to terminate the licensing agreement. We have been and continue to negotiate amendments to the licensing agreement. If we cannot reach an agreement there are two expected outcomes, either our existing premium finance loans will continue to receive contractual amortization until the loans are paid in full or we may sell the portfolio. At June 30, 2011, these loans had a carrying value of $59.0 million.
     On August 5, 2011, Standard and Poor’s lowered the United States of America’s long-term sovereign credit rating from “AAA” to “AA+.” This downgrade could affect the stability of residential mortgage-backed securities issued or guaranteed by government sponsored enterprises (GSEs). These factors could affect the liquidity or valuation of our current portfolio of residential mortgage-backed securities issued or guaranteed by GSEs, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

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
     Net income amounted to $4.3 million and $9.3 million for the three and six months ended June 30, 2011, as compared to $4.2 million and $7.6 million for the three and six months ended June 30, 2010. Basic and diluted earnings per share were $0.11 and $0.23 for the three and six months ended June 30, 2011, compared to $0.10 and $0.18 for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2011, our return on average assets was 0.75% and 0.82%, as compared to 0.80% and 0.74% for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2011, our return on average shareholders’ equity was 4.40% and 4.74%, as compared to 4.23% and 3.86% for the three and six months ended June 30, 2010.
     We increased our assets by 2.7% to $2.31 billion at June 30, 2011, from $2.25 billion at December 31, 2010. The increase in total assets reflected increases in loans held for investment, net, of $75.0 million, or 9.1% and interest-bearing deposits in other financial institutions of $18.2 million, or 53.5% these significant increases were partially offset by decreases in our security portfolio. The increase in our total assets during 2011 was funded primarily by an increase in deposits and borrowings. Deposits increased $75.7 million to $1.45 billion at June 30, 2011, from $1.37 billion at December 31, 2010. The increase in deposits was attributable to growth in transaction accounts and certificates of deposit issued by the Bank. Borrowed funds increased $53.3 million to $444.5 million at June 30, 2011, from $391.2 million at December 31, 2010.
Comparison of Financial Condition at June 30, 2011, and December 31, 2010
     Total assets increased $60.4 million, or 2.7%, to $2.31 billion at June 30, 2011, from $2.25 billion at December 31, 2010. The increase was primarily attributable to increases in loans held for investment, net, of $75.0 million, or 9.1% and interest-bearing deposits in other financial institutions of $18.2 million, or 53.5%.
     Cash and cash equivalents increased $19.1 million, or 43.5%, to $62.9 million at June 30, 2011, from $43.9 million at December 31, 2010. The Company routinely maintains liquid assets in interest-bearing accounts in other well-capitalized financial institutions.
     Securities available-for-sale decreased $32.0 million, or 2.6%, to $1.21 billion at June 30, 2011, from $1.24 billion at December 31, 2010. The decrease was primarily attributable to maturities and paydowns of $198.4 million, and sales of $115.8 million, partially offset by purchases of $273.4 million and an increase of $7.9 million in net unrealized gains.
     Securities held-to-maturity decreased $639,000, or 12.6%, to $4.4 million at June 30, 2011, from $5.1 million at December 31, 2010. The decrease was attributable to maturities and paydowns during the six months ended June 30, 2011.
     The Company’s securities portfolio totaled $1.22 billion at June 30, 2011, compared to $1.25 billion at December 31, 2010. At June 30, 2011, $1.05 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.” The private label securities had an amortized cost of $48.3 million and an estimated fair value of $49.8 million at June 30, 2011. These private label securities were in a net unrealized gain position of $1.5 million at June 30, 2011, consisting of gross unrealized gains of $2.3 million and gross unrealized losses of $759,000. In addition to the above mortgage-backed securities, the Company held $104.5 million in securities issued by corporate entities which were all rated investment grade at June 30, 2011, and $9.2 million of equity investments in mutual funds, which focus on investments that qualify under the Community Reinvestment Act and money market mutual funds.
     Of the $48.3 million of private label securities, two securities with an estimated fair value of $9.0 million (amortized cost of $9.8 million) were rated less than investment grade at June 30, 2011. One of the two securities was rated CC and the other security was rated Caa2. The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for the securities rated rate below investment grade at June 30, 2011. As a result of management’s evaluation of these securities, the Company recognized other-than-temporary impairment of $991,000 on the securities rated below investment grade for the quarter ended June 30, 2011. Since management does not have the intent to sell the security, and believes it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery, the credit component of $248,000 was recognized in earnings for the quarter ended June 30, 2011, and the non-credit component of $743,000 was recorded as a component of accumulated other comprehensive income, net of tax. All other losses within the Company’s investment portfolio were deemed to be temporary at June 30, 2011, and as such, were recorded as a component of accumulated other comprehensive income, net of tax.
     During the three months ended March 31, 2011, the Company recognized an other-than-temporary impairment charge on an equity investment in a mutual fund. The investment had been in a continuous loss position for approximately ten months, and as a result of management’s evaluation of this security, the Company believed that the unrealized loss of $161,000 was other-than-temporary, and as such, recognized this charge in earnings during the three months ended March 31, 2011. There was no further impairment during the three months ended June 30, 2011.
     Loans held for investment, net, totaled $902.6 million at June 30, 2011, as compared to $827.6 million at December 31, 2010. The increase was primarily in multi-family real estate loans, which increased $74.5 million, or 26.3%, to $358.1 million at June 30, 2011, from $283.6 million at December 31, 2010. Insurance premium loans increased $14.5 million, or 32.6%, to $59.0 million, and home equity loans increased $2.1 million, or 7.4%, to $30.2 million at June 30, 2011. These increases were partially offset by decreases in commercial real estate, one-to-four family residential, land and construction, and commercial and industrial loans. Currently, management is focused on originating multi-family loans, with less emphasis on other loan types, considering risk profile, market demand, and related financial returns.
     Bank owned life insurance increased $1.5 million, or 2.0%, from December 31, 2010 to June 30, 2011. The increase resulted from income earned on bank owned life insurance for the six months ended June 30, 2011.
     Federal Home Loan Bank of New York stock, at cost, decreased $1.2 million, or 11.8%, to $8.6 million at June 30, 2011, from $9.8 million at December 31, 2010. This decrease was attributable to a decrease in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.
     Premises and equipment, net, increased $1.5 million, or 9.0%, to $17.5 million at June 30, 2011, from $16.1 million at December 31, 2010. This increase is primarily attributable to leasehold improvements made to new branches and the renovation of existing branches.
     Other real estate owned decreased $53,000, or 31.0%, to $118,000 at June 30, 2011, from $171,000 at December 31, 2010. This decrease is attributable to the sales of several properties during the six months ended June 30, 2011.
     Other assets decreased $17,000, or 0.1%, to $18.0 million at June 30, 2011, from $18.1 million at December 31, 2010. The decrease in other assets was attributable to a decrease in amounts due to us from taxing authorities, and a decrease in prepaid FDIC insurance premiums due to amortization related to the FDIC prepayment of insurance premiums that was made in 2009 partially offset by an increase in prepaid expenses.
     The increase in deposits for the six months ended June 30, 2011 was due in part to an increase of certificates of deposit (issued by the Bank) of $92.7 million, or 19.1% as compared to December 31, 2010. In addition, transaction accounts increased $18.5 million, or 9.9%, from December 31, 2010 to June 30, 2011. These increases were partially offset by a decrease of $5.2 million in total savings deposits, and a decrease of $30.2 million in short-term certificates of deposit originated through the CDARS® Network. Deposits originated through the CDARS® Network totaled $38.2 million at June 30, 2011, and $68.4 million at December 31, 2010. The Company utilizes the CDARS® Network as a cost effective alternative to other short-term funding sources.
     Borrowings, consisting primarily of Federal Home Loan Bank advances and repurchase agreements, increased $53.3 million, or 13.6%, to $444.5 million at June 30, 2011, from $391.2 million at December 31, 2010.

The increase in borrowings was primarily the result of the Company taking advantage of the current lower interest rate market to reduce interest rate risk, partially offset by maturities during the six months ended June 30, 2011.
     Accrued expenses and other liabilities decreased $71.2 million, to $14.4 million at June 30, 2011, from $85.7 million at December 31, 2010. The decrease was primarily a result of a decrease in due to securities brokers.
     Total stockholders’ equity increased by $1.5 million to $398.2 million at June 30, 2011, from $396.7 million at December 31, 2010. The increase was primarily due to net income of $9.3 million for the six months ended June 30, 2011, and an increase of $1.8 million in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards, and an increase in accumulated other comprehensive income of $4.7 million for the six months ended June 30, 2011. These increases were partially offset by $12.8 million in stock repurchases and the payment of approximately $1.8 million in cash dividends.
     On October 27, 2010, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 2,177,033 shares, representing approximately 5% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of June 30, 2011, a total of 1,127,096 shares were purchased under this repurchase plan at a weighted average cost of $13.44 per share.
Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010
     Net income Net income increased $161,000, or 3.9%, to $4.3 million for the quarter ended June 30, 2011, as compared to $4.2 million for the quarter ended June 30, 2010, due primarily to an increase of $324,000 in non-interest income, and a $1.0 million decrease in the provision for loan losses, partially offset by a decrease in net interest income of $88,000 and an increase of $1.1 million in non-interest expense.
     Interest income. Interest income increased $406,000, or 1.8%, to $22.4 million for the three months ended June 30, 2011, from $22.0 million for the three months ended June 30, 2010. The increase was primarily due to an increase in interest income on loans of $680,000 and an increase in interest income on mortgage backed securities of $431,000. The increase in interest income of loans and mortgage-backed securities can be attributed to an increase in the average balances of $119.1 million and $239.6 million, respectively. These increases in average balances were partially offset by decreases in the yield earned on loans and mortgage-backed securities of fifty-six basis points and sixty-four basis points, respectively. These increases were partially offset by a decrease of $780,000 in interest income on other securities. The decrease in the interest income earned on other securities was primarily attributable to a decrease in the average balance of $136.2 million.
     Interest expense. Interest expense increased $494,000, or 8.1%, to $6.6 million for the three months ended June 30, 2011, from $6.1 million for the three months ended June 30, 2010. The increase was comprised of an increase of $606,000 in interest expense on borrowings, partially offset by a decrease in interest expense on deposits of $112,000. The increase in interest expense on borrowings can be attributed to an increase in the average balances of borrowings of $179.8 million or 56.0% from $320.8 million for the three months ended June 30, 2010, as compared to $500.5 million for the three months ended June 30, 2011, partially offset by a decrease in the cost of seventy-four basis points from 3.42% to 2.68%. The decrease in interest expense on deposits can be attributed to a decrease in the cost of deposits of 7 basis points from 1.08% to 1.01%, partially offset by the increase in average balance of interest bearing deposit accounts of $48.6 million or 3.9% from $1.25 billion for the three months ended June 30, 2010, to $1.30 billion for the three months ended June 30, 2011.
     Net Interest Income. Net interest income decreased $88,000, or 0.6%, which is primarily attributable to a twenty-six basis point decrease in the net interest rate spread from 2.91% for the three months ended June 30, 2010, to 2.65% the three months ended June 30, 2011. Also the net interest margin decreased thirty-three basis points to 2.90% for the three months ended June 30, 2011, as compared to 3.23% for the three months ended June 30, 2010. The margin compressed due to a decrease in the average earning asset to average cost bearing liability ratio from 125.70% for the three months ended June 30, 2010, to 121.46% for the three months ending June 30, 2011 and the decrease in the net interest rate spread. The general decline in yields was due to the overall low interest rate environment and was driven by decreases in yields earned on mortgage-backed securities and loans, as principal repayments were reinvested into lower yielding securities and loans.

     Provision for Loan Losses. The provision for loan losses was $1.8 million for the quarter ended June 30, 2011; a decrease of $1.0 million, or 37.5%, from the $2.8 million provision recorded in the quarter ended June 30, 2010. The decrease in the provision for loan losses in the current quarter was due primarily to a shift in the composition of our loan portfolio to multi-family loans, which generally require lower general reserves than other commercial real estate loans, and decreased levels of delinquencies. During the quarter ended June 30, 2011, the Company recorded net charge-offs of $245,000 compared to net charge-offs of $822,000 for the quarter ended June 30, 2010.
     Non-interest Income. Non-interest income increased $324,000, or 17.4%, to $2.2 million for the quarter ended June 30, 2011, as compared to $1.9 million for the quarter ended June 30, 2010. This increase was primarily a result of a $101,000 increase in gains on security sales, with $886,000 in gains on security sales for the current year quarter as compared to $785,000 for the comparable quarter in 2010, a $114,000 increase in fees and service charges for customer services, a $208,000 decrease in trading losses on securities maintained in the Company’s deferred compensation plan, and a $232,000 increase of income earned on bank owned life insurance, generated by increased cash surrender values, primarily resulting from higher levels of bank owned life insurance. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. These increases were partially offset by a $248,000 other-than-temporary credit impairment charge recognized on two private label mortgage-backed securities, and a decrease of $83,000 in other income.
     Non-interest Expense. Non-interest expense increased $1.1 million, or 13.3%, for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010, due primarily to compensation and employee benefits expense increasing $840,000 which resulted primarily from increases in employees related to additional branch and operations personnel, and to a lesser extent, salary adjustments effective January 1, 2011. Occupancy expense increased $142,000, or 12.0%, over the same time period, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches. Professional fees increased $153,000, over the same time period, primarily due to increased costs related to loan workouts.
     Income Tax Expense. The Company recorded income tax expense of $2.3 million for the quarters ended June 30, 2011, and 2010. The effective tax rate for the quarter ended June 30, 2011, was 35.0%, as compared to 35.9% for the quarter ended June 30, 2010. The decrease in the effective tax rate was primarily a result of an increase in bank owned life insurance income.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Quarter Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)
Interest-earning assets:
Loans (5)	$876,389	$12,778	5.85%	$757,240	$12,098	6.41%
Mortgage-backed securities	1,128,099	8,675	3.08	888,469	8,244	3.72
Other securities	119,161	787	2.65	255,392	1,567	2.46
Federal Home Loan Bank of New York stock	10,104	121	4.80	6,475	63	3.90
Interest-earning deposits in financial institutions	52,652	77	0.59	68,078	60	0.35

Total interest-earning assets	2,186,405	22,438	4.12	1,975,654	22,032	4.47
Non-interest-earning assets	141,330			112,605

Total assets	2,327,735			2,088,259

Interest-bearing liabilities:
Savings, NOW, and money market accounts	700,613	1,164	0.67	670,371	1,265	0.76
Certificates of deposit	598,932	2,106	1.41	580,565	2,117	1.46

Total interest-bearing deposits	1,299,545	3,270	1.01	1,250,936	3,382	1.08
Borrowed funds	500,548	3,339	2.68	320,783	2,733	3.42

Total interest-bearing liabilities	1,800,093	6,609	1.47	1,571,719	6,115	1.56
Non-interest bearing deposit accounts	120,352			113,011
Accrued expenses and other liabilities	10,723			6,457

Total liabilities	1,931,168			1,691,187
Stockholders’ equity	396,567			397,072

Total liabilities and stockholders’ equity	2,327,735			2,088,259

Net interest income		$15,829			$15,917

Net interest rate spread (2)			2.65			2.91
Net interest-earning assets (3)	$386,312			$403,935

Net interest margin (4)			2.90%			3.23%
Average interest-earning assets to interest-bearing liabilities			121.46			125.70

(1)	Average yields and rates for the three months ended June 30, 2011 and 2010, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010
     Net income Net income increased $1.8 million, or 23.1%, to $9.3 million for the six months ended June 30, 2011, as compared to $7.6 million for the six months ended June 30, 2010, due primarily to an increase of $1.7 million in non-interest income, an increase in net interest income of $1.1 million, and a $1.6 million decrease in the provision for loan losses, partially offset by an increase of $2.0 million in non-interest expense, and an increase of $746,000 in income tax expense.
     Interest income. Interest income increased $1.4 million, or 3.2%, to $44.4 million for the six months ended June 30, 2011, from $43.0 million for the six months ended June 30, 2010. The increase was primarily due to an increase in interest income on loans of $2.9 million. The increase in interest income of loans can be attributed to an increase in the average balances of $113.1 million partially offset by a decrease in the yield earned on loans of thirteen basis points. The increase in interest income earned on loans was partially offset by a decrease in interest income on mortgage-backed securities and other securities of $216,000 and $1.3 million, respectively. The decrease in interest income earned on mortgage-backed securities was primarily attributable to a decrease in the yield earned by eighty-one basis points partially offset by an increase in the average balance of $200.6 million. The decrease in interest earned on other securities was primarily attributable to a decrease in the average balances of $106.2 million partially offset by an increase of thirty-two basis points in the yield earned.
     Interest expense. Interest expense increased $263,000, or 2.1%, to $12.8 million for the six months ended June 30, 2011, from $16.6 million for the six months ended June 30, 2010. The increase was comprised of an increase of $1.3 million in interest expense on borrowings, partially offset by a decrease in interest expense on deposits of $1.0 million. The increase in interest expense on borrowings can be attributed to an increase in the average balances of borrowings of $180.0 million or 56.9% from $316.3 million for the six months ended June 30, 2010, as compared to $496.3 million for the six months ended June 30, 2011, partially offset by a decrease in the cost of sixty-eight basis points from 3.34% to 2.66%. The decrease in interest expense on deposits can be attributed to a decrease in the cost of deposits of nineteen basis points from 1.19% to 1.00%, partially offset by the increase in average balance of interest bearing deposit accounts of $29.6 million or 2.4% from $1.24 billion for the six months ended June 30, 2010, to $1.27 billion for the six months ended June 30, 2011.
     Net Interest Income. Net interest income increased $1.1 million or 3.7% from $30.5 million to $31.6 million for the six months ended June 30, 2011. This is primarily attributable to the increase in average earning assets of $192.6 million partially offset by a 10 basis point decrease in net interest rate spread from 2.80% for the six months ended June 30, 2010, to 2.70% the six months ended June 30, 2011. Net interest margin decreased eighteen basis points to 2.96% for the six months ended June 30, 2011, as compared to 3.14% for the six months ended June 30, 2010. The margin compressed slightly due to a decrease in the average earning asset to average cost bearing liability ratio from 125.97% for the six months ended June 30, 2010, to 121.92% for the six months ending June 30, 2011. The general decline in yields was due to the overall low interest rate environment and was driven by decreases in yields earned on mortgage-backed securities and loans, as principal repayments were reinvested into lower yielding securities and loans.
     Provision for Loan Losses. The provision for loan losses was $3.1 million for the six months ended June 30, 2011; a decrease of $1.6 million, or 34.1%, from the $4.7 million provision recorded in the six months ended June 30, 2010. The decrease in the provision for loan losses in the current six months was due primarily to a shift in the composition of our loan portfolio to multi-family loans, which generally require lower general reserves than other commercial real estate loans, and decreased levels of delinquencies. During the six months ended June 30, 2011, the Company recorded net charge-offs of $1.4 million compared to net charge-offs of $1.0 million for the six months ended June 30, 2010.
     Non-interest Income. Non-interest income increased $1.7 million, or 47.7%, to $5.3 million for the six months ended June 30, 2011, as compared to $3.6 million for the six months ended June 30, 2010. This increase was primarily a result of a $1.5 million increase in gains on security sales, with $2.5 million in gains on security sales for the current six months as compared to $1.1 million for the comparable six months in 2010, a $148,000 increase in fees and service charges for customer services, and a $550,000 increase in income earned on bank owned life insurance, generated by increased cash surrender values, primarily resulting from higher levels of bank owned life insurance. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. These increases were partially offset by a $409,000 other-than-temporary credit impairment charge recognized on two private label mortgage backed securities and an equity mutual fund and a decrease of $78,000 in other income.

     Non-interest Expense. Non-interest expense increased $2.0 million, or 11.1%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due primarily to compensation and employee benefits expense increasing $1.2 million which resulted primarily from increases in employees related to additional branch and operations personnel, and to a lesser extent, salary adjustments effective January 1, 2011. Occupancy expense increased $440,000, or 18.5%, over the same time period, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches. Professional fees increased $214,000, over the same time period, primarily due to increased costs related to loan workouts.
     Income Tax Expense. The Company recorded income tax expense of $4.9 million and $4.2 million for the six months ended June 30, 2011, and 2010, respectively. The effective tax rate for the six months ended June 30, 2011, was 34.6%, as compared to 35.6% for the six months ended June 30, 2010. The decrease in the effective tax rate was primarily a result of an increase in bank owned life insurance income, partially offset by an increase in taxable income.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Six Months Ended June,
	2011			2010
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)
Interest-earning assets:
Loans (5)	$858,991	$25,252	5.93%	$745,891	$22,391	6.05%
Mortgage-backed securities	1,099,390	17,092	3.14	898,788	17,308	3.88
Other securities	134,822	1,757	2.63	241,014	3,068	2.57
Federal Home Loan Bank of New York stock	10,469	230	4.43	6,272	158	5.08
Interest-earning deposits in financial institutions	47,708	105	0.44	66,826	114	0.34

Total interest-earning assets	2,151,380	44,436	4.17	1,958,791	43,039	4.43
Non-interest-earning assets	134,861			111,381

Total assets	2,286,241			2,070,172

Interest-bearing liabilities:
Savings, NOW, and money market accounts	697,955	2,298	0.66	654,026	2,685	0.83
Certificates of deposit	570,312	3,989	1.41	584,598	4,649	1.60

Total interest-bearing deposits	1,268,267	6,287	1.00	1,238,624	7,334	1.19
Borrowed funds	496,276	6,549	2.66	316,315	5,239	3.34

Total interest-bearing liabilities	1,764,543	12,836	1.47	1,554,939	12,573	1.63
Non-interest bearing deposit accounts	115,346			111,335
Accrued expenses and other liabilities	9,706			8,278

Total liabilities	1,889,595			1,674,552
Stockholders’ equity	396,646			395,620

Total liabilities and stockholders’ equity	2,286,241			2,070,172

Net interest income		$31,600			$30,466

Net interest rate spread (2)			2.70			2.80
Net interest-earning assets (3)	$386,837			$403,852

Net interest margin (4)			2.96%			3.14%
Average interest-earning assets to interest-bearing liabilities			121.92			125.97

(1)	Average yields and rates for the six months ended June 30, 2011 and 2010, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.

Asset Quality
     Nonperforming loans totaled $58.0 million (6.4% of total loans) as compared to $56.7 million (6.6% of total loans) at March 31, 2011, $60.9 million (7.4% of total loans) at December 31, 2010, $55.4 million (6.9% of total loans) at September 30, 2010, and $51.5 million (6.7% of total loans) at June 30, 2010. The following table also shows, for the same dates, troubled debt restructurings on which interest is accruing, and accruing loans delinquent 30 to 89 days (dollars in thousands).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
Non-accruing loans	$29,036	31,662	39,303	37,882	34,007
Non-accruing loans subject to restructuring agreements	26,994	24,136	19,978	17,261	17,417

Total non-accruing loans	56,030	55,798	59,281	55,143	51,424
Loans 90 days or more past due and still accruing	1,987	876	1,609	248	77

Total non-performing loans	58,017	56,674	60,890	55,391	51,501
Other real estate owned	118	521	171	171	1,362

Total non-performing assets	$58,135	57,195	61,061	55,562	52,863

Loans subject to restructuring agreements and still accruing	$15,622	12,259	11,198	11,218	10,708

Accruing loans 30 to 89 days delinquent	$14,169	14,551	19,798	35,190	30,619
Total Non-Accruing Loans
     Total non-accruing loans decreased $3.3 million, to $56.0 million at June 30, 2011, from $59.3 million at December 31, 2010. This decrease was primarily attributable to the following loan types being returned to accrual status during the six months ended June 30, 2011: $1.8 million of multifamily loans, $942,000 of commercial real estate loans, and $332,000 of one-to-four family residential loans. Loans returned to accrual status were current as to principal and interest, and factors indicating doubtful collection no longer existed, including the borrower’s performance under the original loan terms for at least six months. Non-accrual loans also decreased as a result of a $612,000 of pay-offs., the transfer of a $376,000 commercial real estate loan to other real estate owned, an additional $1.4 million of charge-offs being recorded on existing and new non-accrual loans, and principal pay-downs of approximately $2.6 million. The above decreases in non-accruing loans during the six months ended June 30, 2011, were partially offset by the following loan types being placed on non-accrual status during the six months ended June 30, 2011: $1.9 million of commercial real estate loans, $676,000 of commercial and industrial loans, $405,000 of construction and land loans, home equity loans of $155,000, and $1.7 million of one-to-four family loans.
Delinquency Status of Total Non-accruing Loans
     Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have a minimum of six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent, and still be in a non-accruing status.

     The following tables detail the delinquency status of non-accruing loans at June 30, 2011 and December 31, 2010 (dollars in thousands).

	June 30, 2011
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$25,237	3,986	15,647	44,870
One -to- four family residential	152	412	2,086	2,650
Construction and land	2,456	—	875	3,331
Multifamily	—	—	3,001	3,001
Home equity and lines of credit	—	—	337	337
Commercial and industrial loans	552	—	1,232	1,784
Insurance premium loans	—	—	57	57

Total non-accruing loans	$28,397	4,398	23,235	56,030

	December 31, 2010
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$13,679	15,050	17,659	46,388
One -to- four family residential	135	770	370	1,275
Construction and land	2,152	1,860	1,110	5,122
Multifamily	1,824	927	2,112	4,863
Home equity and lines of credit	—	—	181	181
Commercial and industrial loans	—	267	1,056	1,323
Insurance premium loans	—	—	129	129

Total non-accruing loans	$17,790	18,874	22,617	59,281

Loans Subject to Restructuring Agreements
     Included in non-accruing loans are loans subject to restructuring agreements totaling $27.0 million and $20.0 million at June 30, 2011, and December 31, 2010, respectively. At June 30, 2011, $25.5 million, or 94.4% of the $27.0 million were performing in accordance with their restructured terms.
     The Company also holds loans subject to restructuring agreements, and still accruing, which totaled $15.6 million and $11.2 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, $14.1 million, or 90.0% of the $15.6 million were performing in accordance with their restructured terms.
     The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2011 and December 31, 2010 (dollars in thousands).

	At June 30, 2011		At December 31, 2010
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled debt restructurings:
Real estate loans:
Commercial	$22,998	$10,770	$13,138	$7,879
One- to four-family residential	498	2,388	—	1,750
Construction and land	2,456	—	4,012	—
Multifamily	491	1,561	2,327	1,569
Commercial and industrial	551	903	501	—

Total	$26,994	$15,622	$19,978	$11,198

Performing in accordance with restructured terms	94.40%	90.00%	61.03%	100.00%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned
     Loans 90 days or more past due and still accruing increased to $378,000 from $1.6 million at December 31, 2010 to $2.0 million at June 30, 2011. Loans 90 days or more past due and still accruing at June 30, 2011, are considered well-secured and in the process of collection. Of the $2.0 million, $1.5 million made payments on July, 1, 2011, and $496,000 was past maturity, paying interest in accordance with original loan terms, and in the process of renewal.
     Other real estate owned amounted to $118,000 at June 30, 2011, as compared to $171,000 at December 31, 2010.
Delinquency Status of Accruing Loans 30-89 Days Delinquent
     Loans 30 to 89 days delinquent and on accrual status at June 30, 2011, totaled $14.2 million, a decrease of $5.6 million, from the December 31, 2010 balance of $19.8 million. The following tables set forth delinquencies for accruing loans by type and by amount at June 30, 2011 and December 31, 2010 (dollars in thousands).

	June 30, 2011
	30 to 89 Days	90 Days and Over	Total
Real estate loans:
Commercial	$7,552	$496	$8,048
One- to four-family residential	1,586	—	1,586
Construction and land	500	—	500
Multifamily	3,704	—	3,704
Home equity and lines of credit	94	1,491	1,585
Commercial and industrial loans	137	—	137
Insurance premium loans	527	—	527
Other loans	69	—	69

Total delinquent accruing loans	$14,169	$1,987	$16,156

	December 31, 2010
	30 to 89 Days	90 Days and Over	Total
Real estate loans:
Commercial	$8,970	$—	$8,970
One- to four-family residential	2,575	1,108	3,683
Construction and land	499	404	903
Multifamily	6,194	—	6,194
Home equity and lines of credit	262	59	321
Commercial and industrial loans	536	38	574
Insurance premium loans	660	—	660
Other loans	102	—	102

Total delinquent accruing loans	$19,798	$1,609	$21,407

     The following table sets forth the activity in our allowance for loan losses for the periods indicated.

	At or For the Six Months Ended June 30,
	2011	2010
	(in thousands)
Balance at beginning of period	$21,819	15,414

Charge-offs:
Real estate loans:
Commercial	(1,198)	(469)
One- to- four family residential	—	—
Construction and land	—	(443)
Multifamily	(25)	(32)
Home equity and lines of credit	—	—
Commercial and industrial loans	(196)	(36)
Insurance premium loans	(26)	(40)
Other loans	—	—

Total charge-offs	(1,445)	(1,020)

Recoveries:
Commercial real estate loans	6	—
Commercial and industrial loans	23

Total recoveries	29	—

Net charge-offs	(1,416)	(1,020)

Provisions (benefits) for loan losses:
Real estate loans:
Commercial	1,884	3,961
One- to- four family residential	161	399
Construction and land	(734)	145
Multifamily	702	781
Home equity and lines of credit	110	53
Commercial and industrial loans	169	(942)
Insurance premium loans	63	63
Other loans	16	11
Unallocated	746	257

Total provisions for loan losses	3,117	4,728

Balance at end of period	$23,520	19,122

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis. The Bank’s borrowed funds, excluding capitalized lease obligations, were $442.3 million at June 30, 2011, at a weighted average interest rate of 2.91%. A total of $58.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, were $389.3 million at December 31, 2010. The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $543.7 million, utilizing unencumbered securities of $604.1 million at June 30, 2011. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At June 30, 2011, and December 31, 2010, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

			Minimum
			Required to Be
		Minimum	Well Capitalized
		Required for	under Prompt
		Capital	Corrective
	Actual	Adequacy	Action
	Ratio	Purposes	Provisions
As of June 30, 2011:
Tangible capital to tangible assets	13.57%	1.50%	NA %
Tier 1 capital (core) — (to adjusted assets)	13.57	4.00	5.00
Total capital (to risk-weighted assets)	27.51	8.00	10.00

As of December 31, 2010:
Tangible capital to tangible assets	13.43%	1.50%	NA %
Tier 1 capital (core) — (to adjusted assets)	13.43	4.00	5.00
Total capital (to risk-weighted assets)	27.39	8.00	10.00
Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

     The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2011:

			One to less	Three to
		Less than	than Three	less than	Five Years
Contractual Obligation	Total	One Year	Years	Five Years	and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$442,300	58,000	170,800	201,500	12,000
Commitments to originate loans	$52,803	52,803	—	—	—
Commitments to fund unused lines of credit	$31,085	31,085	—	—	—
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
     As of June 30, 2011, we serviced $46.9 million of loans for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At June 30, 2011, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale funding. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management asset liability committee, comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Chief Operating Officer/Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the asset liability management committee of our board of director’s the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
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

     The table below sets forth, as of June 30, 2011, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
					Estimated
Change in	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Interest Rates	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
(basis points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change

+400	$2,086,473	$1,768,516	$317,957	$(130,400)	15.24%	(19.50)%
+300	2,138,857	1,797,131	341,726	(106,631)	15.98	(14.56)
+200	2,202,234	1,826,703	375,531	(72,826)	17.05	(9.29)
+100	2,268,359	1,857,277	411,082	(37,275)	18.12	(4.31)
0	2,337,255	1,888,898	448,357	—	19.18	—
-100	2,382,808	1,919,852	462,956	14,599	19.43	(0.94)
-200	2,409,315	1,937,627	471,688	23,331	19.58	(4.36)
     The table above indicates that at June 30, 2011, in the event of a 300 basis point increase in interest rates, we would experience a 320 basis point decrease in NPV ratio (19.18% versus 15.98%), and a 14.56% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 40 basis point increase in NPV ratio (19.18% versus 19.58%) and a 4.36% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock. At June 30, 2011, we were in compliance with all board approved policies with respect to interest rate risk management.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS
     United States political, credit and financial market conditions may negatively affect or impair the value of our current portfolio of residential mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac (GSEs).
     As a result of the uncertain domestic political, credit and financial market conditions, investments in these types of financial instruments pose increased risks arising from liquidity and credit concerns. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our investments will not occur. Currently we have approximately $1.05 billion invested in residential mortgage-backed securities issued or guaranteed by GSEs. On August 5, 2011, Standard and Poor’s lowered the United States of America’s long-term sovereign credit rating from “AAA” to “AA+.” This downgrade could affect the stability of residential mortgage-backed securities issued or guaranteed by GSEs. These factors could affect the liquidity or valuation of our current portfolio of residential mortgage-backed securities issued or guaranteed by GSEs, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.
     Except as disclosed above or in documents we have previously filed with the SEC, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended June 30, 2011.

			(c) Total Number of
			Shares Purchased	(d) Maximum Number
	(a) Total Number	(b) Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs (1)	Plans or Programs (1)
April 1, 2011, through April 30, 2011	274,043	$13.72	274,043	1,321,423
May 1, 2011, through May 31, 2011	121,070	13.70	120,250	1,201,173
June 1, 2011, through June 30, 2011	151,553	13.81	151,236	1,049,937

Total	546,666	$13.74	545,529

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
As of June 30, 2011, under its current repurchase plan, the Company has repurchased 1,127,096 shares of its stock at an average price of $13.44 per share. The Company has repurchased a total of 3,211,040 shares of its common stock (under its current and prior repurchase plans) at an average price of $12.49 per share.

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

Date: August 9, 2011
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