Form 10-Q
period 2011-09-30
Northfield Bancorp, Inc.
filed 2011-11-09
CIK 1401700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 40,624,731 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 4, 2011.

NORTHFIELD BANCORP, INC.
Form 10-Q Quarterly Report

Page
Number
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	46

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3. Defaults Upon Senior Securities	48
Item 4. [Removed and Reserved]	48
Item 5. Other Information	48
Item 6. Exhibits	48

Signatures	49
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1. FINANCIAL STATEMENTS
NORTHFIELD BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2011, and December 31, 2010
(In thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS:
Cash and due from banks	$10,311	$9,862
Interest-bearing deposits in other financial institutions	23,193	33,990

Total cash and cash equivalents	33,504	43,852

Trading securities	3,902	4,095
Securities available-for-sale, at estimated fair value (encumbered $360,891 in 2011 and $275,694 in 2010)	1,206,069	1,244,313
Securities held-to-maturity, at amortized cost (estimated fair value of $4,324 in 2011 and $5,273 in 2010) (encumbered $0 in 2011 and 2010)	4,130	5,060
Loans held-for-sale	1,555	1,170
Loans held-for-investment, net	965,257	827,591
Allowance for loan losses	(25,503)	(21,819)

Net loans held-for-investment	939,754	805,772

Accrued interest receivable	7,804	7,873
Bank owned life insurance	77,040	74,805
Federal Home Loan Bank of New York stock, at cost	9,531	9,784
Premises and equipment, net	18,260	16,057
Goodwill	16,159	16,159
Other real estate owned	34	171
Other assets	13,371	18,056

Total assets	2,331,113	2,247,167

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	1,454,827	1,372,842
Borrowings	454,346	391,237
Advance payments by borrowers for taxes and insurance	2,901	693
Accrued expenses and other liabilities	28,785	85,678

Total liabilities	1,940,859	1,850,450

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 shares issued at September 30, 2011, and December 31, 2010, respectively, 41,220,491 and 43,316,021 outstanding at September 30, 2011, and December 31, 2010, respectively	456	456
Additional paid-in-capital	208,481	205,863
Unallocated common stock held by employee stock ownership plan	(14,750)	(15,188)
Retained earnings	232,862	222,655
Accumulated other comprehensive income	19,420	10,910
Treasury stock at cost; 4,412,120 and 2,316,590 shares at September 30, 2011, and December 31, 2010, respectively	(56,215)	(27,979)

Total stockholders’ equity	390,254	396,717

Total liabilities and stockholders’ equity	$2,331,113	$2,247,167

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and nine months ended September 30, 2011, and 2010
(Unaudited)
(In thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans	$14,044	$11,908	$39,296	$34,299
Mortgage-backed securities	7,746	8,144	24,838	25,452
Other securities	781	1,537	2,538	4,605
Federal Home Loan Bank of New York dividends	113	75	343	233
Deposits in other financial institutions	35	18	140	132

Total interest income	22,719	21,682	67,155	64,721

Interest expense:
Deposits	3,111	3,197	9,399	10,531
Borrowings	3,331	2,807	9,879	8,046

Total interest expense	6,442	6,004	19,278	18,577

Net interest income	16,277	15,678	47,877	46,144
Provision for loan losses	2,000	3,398	5,117	8,126

Net interest income after provision for loan losses	14,277	12,280	42,760	38,018

Non-interest income:
Fees and service charges for customer services	740	631	2,181	1,920
Income on bank owned life insurance	749	565	2,235	1,502
(Loss) gain on securities transactions, net	(271)	423	2,373	1,568
Other-than-temporary impairment losses on securities	—	(962)	(1,152)	(962)
Portion recognized in other comprehensive income (before taxes)	—	808	743	808

Net impairment losses on securities recognized in earnings	—	(154)	(409)	(154)

Other	22	36	159	254

Total non-interest income	1,240	1,501	6,539	5,090

Non-interest expense:
Compensation and employee benefits	4,890	4,830	15,101	13,829
Director compensation	370	330	1,141	1,099
Occupancy	1,685	1,328	4,508	3,711
Furniture and equipment	312	267	891	798
Data processing	720	653	2,054	1,921
FDIC insurance	382	452	1,242	1,337
Professional fees	454	2,218	1,523	3,074
Other	973	1,093	2,863	2,980

Total non-interest expense	9,786	11,171	29,323	28,749

Income before income tax expense	5,731	2,610	19,976	14,359
Income tax expense	2,035	215	6,963	4,397

Net income	$3,696	$2,395	$13,013	$9,962

Basic and diluted earnings per share	$0.09	$0.06	$0.32	$0.24

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2011, and 2010
(Unaudited)
(Dollars in thousands)

				Unallocated
				common stock		Accumulated
	Common Stock		Additional	held by the		other		Total
		Par	paid-in	employee stock	Retained	comprehensive	Treasury	stockholders’
	Shares	Value	capital	ownership plan	earnings	income	stock	equity
Balance at December 31, 2009	45,628,211	$456	$202,479	$(15,807)	$212,196	$12,145	$(19,929)	$391,540
Comprehensive income:
Net income					9,962			9,962
Change in accumulated comprehensive income, net of tax of $3,541						5,685		5,685

Total comprehensive income								15,647

ESOP shares allocated or committed to be released			144	440				584
Stock compensation expense			2,215					2,215
Additional tax benefit on equity awards			231					231
Exercise of stock options					(26)		163	137
Dividends declared ($0.14 per share)					(2,410)			(2,410)
Issuance of restricted stock	4,400
Treasury stock (average cost of $12.00 per share)							(5,347)	(5,347)

Balance at September 30, 2010	45,632,611	$456	$205,069	$(15,367)	$219,722	$17,830	$(25,113)	$402,597

Balance at December 31, 2010	45,632,611	$456	$205,863	$(15,188)	$222,655	$10,910	$(27,979)	$396,717
Comprehensive income:
Net income					13,013			13,013
Change in accumulated comprehensive income, net of tax of $5,671						8,510		8,510

Total comprehensive income								21,523

ESOP shares allocated or committed to be released			150	438				588
Stock compensation expense			2,282					2,282
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		6	5
Dividends declared ($0.17 per share)					(2,805)			(2,805)
Treasury stock (average cost of $13.47 per share)							(28,242)	(28,242)

Balance at September 30, 2011	45,632,611	$456	$208,481	$(14,750)	$232,862	$19,420	$(56,215)	$390,254

See accompanying notes to the unaudited consolidated financial statements.

NORTHFIELD BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2011, and 2010
(Unaudited) (In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$13,013	$9,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,117	8,126
ESOP and stock compensation expense	2,870	2,799
Depreciation	1,566	1,313
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	967	793
Amortization of intangible assets	74	229
Income on bank owned life insurance	(2,235)	(1,502)
Gain on sale of premises and equipment and other real estate owned	(84)	(197)
Net gain on sale of loans held-for-sale	(25)	(18)
Proceeds from sale of loans held-for-sale	7,739	2,404
Origination of loans held-for-sale	(8,099)	(3,145)
Gain on securities transactions, net	(2,373)	(1,568)
Net impairment losses on securities recognized in earnings	409	154
Net purchases of trading securities	(235)	(102)
Decrease (increase) in accrued interest receivable	69	(14)
Increase in other assets	(1,660)	(19)
Increase in accrued expenses and other liabilities	114	1,242

Net cash provided by operating activities	17,227	20,457

Cash flows from investing activities:
Net increase in loans receivable	(140,045)	(76,731)
Redemptions (purchase) of Federal Home Loan Bank of New York stock, net	253	(663)
Purchases of securities available-for-sale	(423,400)	(597,759)
Principal payments and maturities on securities available-for-sale	280,713	365,339
Principal payments and maturities on securities held-to-maturity	932	1,292
Proceeds from sale of securities available-for-sale	140,724	161,010
Purchase of bank owned life insurance	—	(28,781)
Proceeds from sale of other real estate owned	571	400
Proceeds from the sale of premises and equipment	—	394
Purchases and improvements of premises and equipment	(3,769)	(3,332)

Net cash used in investing activities	(144,021)	(178,831)

Cash flows from financing activities:
Net increase in deposits	81,985	95,508
Dividends paid	(2,805)	(2,410)
Exercise of stock options	5	137
Purchase of treasury stock	(28,242)	(5,347)
Additional tax benefit on equity awards	186	231
Increase in advance payments by borrowers for taxes and insurance	2,208	1,072
Repayments under capital lease obligations	(161)	(138)
Proceeds from borrowings	467,864	235,501
Repayments related to borrowings	(404,594)	(172,680)

Net cash provided by financing activities	116,446	151,874

Net decrease in cash and cash equivalents	(10,348)	(6,500)
Cash and cash equivalents at beginning of period	43,852	42,544

Cash and cash equivalents at end of period	$33,504	$36,044

Supplemental cash flow information:
Cash paid during the period for:
Interest	$19,059	$18,625
Income taxes	7,853	7,839
Other transactions:
Loans charged-off, net	1,433	2,611
Other real estate owned charged-off	26	146
Transfers to other real estate owned	376	900
(Decrease) increase in due to broker for purchases of securities available-for-sale	(57,007)	20,013
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
     In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine month period ended September 30, 2011, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Note 2 — Securities Available-for-Sale
     The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at September 30, 2011, and December 31, 2010 (in thousands):

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$512,414	$25,905	$—	$538,319
Non-GSE	9,222	—	1,051	8,171
Real estate mortgage investment conduits (REMICs):
GSE	480,916	5,803	140	486,579
Non-GSE	35,019	2,127	33	37,113

	1,037,571	33,835	1,224	1,070,182

Other securities:
Equity investments-mutual funds	8,408	68	—	8,476
Corporate bonds	127,251	584	424	127,411

	135,659	652	424	135,887

Total securities available-for-sale	$1,173,230	$34,487	$1,648	$1,206,069

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$342,316	$13,479	$—	$355,795
Non-GSE	27,801	814	737	27,878
Real estate mortgage investment conduits (REMICs):
GSE	622,582	3,020	3,525	622,077
Non-GSE	65,766	3,674	51	69,389

	1,058,465	20,987	4,313	1,075,139

Other securities:
Equity investments-mutual funds	12,437	31	115	12,353
GSE bonds	34,988	45	—	35,033
Corporate bonds	119,765	2,146	123	121,788

	167,190	2,222	238	169,174

Total securities available-for-sale	$1,225,655	$23,209	$4,551	$1,244,313

     The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2011 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due in one year or less	$45,049	$45,255
Due after one year through five years	82,202	82,156

	$127,251	$127,411

     Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.
     For the three and nine months ended September 30, 2011, the Company had gross proceeds of $26.3 million and $140.7 million on sales of securities available-for-sale with gross realized gains of approximately $296,000 and $2.8 million, and gross realized losses of $0 and $0, respectively. For the three and nine months ended September 30, 2010, the Company had gross proceeds of $64.9 million and $161.0 million on sales of securities available-for-sale with gross realized gains of approximately $117,000 and $1.2 million, and gross realized losses of approximately $4,000 and $4,000, respectively. The Company recognized $(567,000) and $(428,000) in losses on its trading securities portfolio during the three and nine months ended September 30, 2011, respectively. The Company recognized $307,000 and $397,000 in gains on its trading securities portfolio during the three and nine months ended September 30, 2010, respectively. The Company recognized other-than-temporary impairment charges of $0 and $409,000 against earnings during the three and nine months ended September 30, 2011, related to one equity investment in a mutual fund and two private label mortgage-backed securities. The Company recognized the credit component of $409,000 in earnings and the non-credit component of $743,000 as a component of accumulated other comprehensive income, net of tax for the nine months ended September 30, 2011. The Company recognized other-than-temporary impairment charges of $962,000 during the three and nine months ended September 30, 2010, related to one private label mortgage-backed security. The Company recognized the credit component of $154,000 in earnings and the non-credit component of $808,000 as a component of accumulated other comprehensive income, net of tax.
     Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2011 and 2010, is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of period	$578	$176	$330	$176
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—	154	248	154

Cumulative pre-tax credit losses, end of period	$578	$330	$578	$330

     Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011, and December 31, 2010, were as follows (in thousands):

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$—	$—	$—	$39	$—	$39
Non-GSE	—	—	1,051	8,171	1,051	8,171
Real estate mortgage investment conduits (REMICs):
GSE	39	17,731	101	25,568	140	43,299
Non-GSE	—	—	33	900	33	900
Corporate bonds	34	28,992	390	13,343	424	42,335

Total	$73	$46,723	$1,575	$48,021	$1,648	$94,744

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$—	$—	$737	$10,126	$737	$10,126
Real estate mortgage investment conduits (REMICs):
GSE	3,525	344,971	—	—	3,525	344,971
Non-GSE	—	—	51	1,238	51	1,238
Corporate bonds	123	13,880	—	—	123	13,880
Equity Investments — mutual funds	115	4,884	—	—	115	4,884

Total	$3,763	$363,735	$788	$11,364	$4,551	$375,099

     Included in the above available-for-sale security amounts at September 30, 2011, was one pass-through non-GSE mortgage-backed security in a continuous unrealized loss position of greater than twelve months that was rated less than investment grade at September 30, 2011. The security had an estimated fair value of $5.2 million (amortized cost of $6.0 million), was rated Caa2, and had the following underlying collateral characteristics: 83% originated in 2004, and 17% originated in 2005. The rating of the security detailed above represents the lowest rating for the security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of this security. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for this security. As a result of management’s evaluation of this security, the Company recognized during the nine months ended September 30, 2011, other than temporary impairment of $593,000. Since management does not have the intent to sell the security and it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery (which may be maturity), the credit component of $139,000 was recognized in earnings, and the non credit component of $454,000 was recorded as a component of accumulated other comprehensive income, net of tax.
     In addition to the one pass-through non-GSE mortgage-backed security discussed above, the Company had one additional private label security that was rated less than investment grade at September 30, 2011. The security had an estimated fair value of $3.0 million (amortized cost of $3.2 million), was rated C, and was supported by collateral which was originated in 2006. The rating of the security detailed above represents the lowest rating for the security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of this security. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for this security. As a result of management’s evaluation of this security, the Company recognized during the nine months ended September 30, 2011, other than temporary impairment of $398,000. Since management does not have the intent to sell the security and it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery (which may be maturity), the credit component of $109,000 was recognized in earnings, and the non credit component of $289,000 was recorded as a component of accumulated other comprehensive income, net of tax.
     The Company held one REMIC non-GSE mortgage-backed security that was in a continuous unrealized loss position of greater than twelve months, and three corporate bonds, two pass-through GSE mortgage-backed securities, and five REMIC mortgage-backed securities issued or guaranteed by GSEs, that were in an unrealized loss position of less than twelve months, and rated investment grade at September 30, 2011. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.
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
Note 3 — Net Loans Held-for-Investment
Net loans held-for-investment are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Real estate loans:
Commercial mortgage	$340,048	$339,321
One- to- four family residential mortgage	75,334	78,032
Construction and land	25,080	35,054
Multifamily	420,025	283,588
Home equity and lines of credit	30,103	28,125

Total real estate loans	890,590	764,120

Commercial and industrial loans	13,715	17,020
Insurance premium loans	57,840	44,517
Other loans	1,760	1,062

Total commercial and industrial, insurance premium, and other loans	73,315	62,599

Total loans held-for-investment	963,905	826,719
Deferred loan cost, net	1,352	872

Loans held-for-investment, net	965,257	827,591
Allowance for loan losses	(25,503)	(21,819)

Net loans held-for-investment	$939,754	$805,772

     Loans held-for-sale amounted to $1.6 million and $1.2 million at September 30, 2011, and December 31, 2010, respectively. All loans held for sale are one- to four-family residential mortgage loans.
     The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

     The Company, through its principal subsidiary, the Bank, serviced $44.5 million and $52.1 million of loans at September 30, 2011, and December 31, 2010, respectively, for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At September 30, 2011, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. Servicing of loans for others does not have a material effect on our financial position or results of operations.
     Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	nine months ended
	September 30,
	2011	2010
Beginning balance	$21,819	$15,414
Provision for loan losses	5,117	8,126
Charge-offs, net	(1,433)	(2,611)

Ending balance	$25,503	$20,929

     The following tables set forth activity in our allowance for loan losses, by loan type, for the nine months ended September 30, 2011, and the year ended December 31, 2010, respectively. The following tables also detail the amount of loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Real Estate
					Home Equity
		One -to- Four	Construction		and Lines of	Commercial	Insurance
	Commercial	Family	and Land	Multifamily	Credit	and Industrial	Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2010	$12,654	$570	$1,855	$5,137	$242	$719	$111	$28	$503	$21,819
Charge-offs	(1,228)	—	—	(63)	—	(196)	(26)	—	—	(1,513)
Recoveries	27	—	—	—	—	23	30	—	—	80
Provisions	2,546	237	(547)	1,762	118	82	30	17	872	5,117

Ending Balance, September 30, 2011	$13,999	$807	$1,308	$6,836	$360	$628	$145	$45	$1,375	$25,503

Ending balance, September 30, 2011:
individually evaluated for impairment	$2,634	$369	$323	$119	$—	$—	$—	$—	$—	$3,445

Ending balance, September 30, 2011:
collectively evaluated for impairment	$11,365	$438	$985	$6,717	$360	$628	$145	$45	$1,375	$22,058

Loans held-for-investment, net:
Ending Balance, September 30, 2011	$340,100	$75,423	$25,099	$420,977	$30,339	$13,719	$57,840	$1,760	$—	$965,257

Ending balance, September 30, 2011:
individually evaluated for impairment	$50,347	$3,613	$2,704	$3,172	$—	$2,060	$—	$—	$—	$61,896

Ending balance, September 30, 2011:
collectively evaluated for impairment	$289,753	$71,810	$22,395	$417,805	$30,339	$11,659	$57,840	$1,760	$—	$903,361

	December 31, 2010
	Real Estate
					Home Equity
		One -to- Four	Construction		and Lines of	Commercial	Insurance
	Commercial	Family	and Land	Multifamily	Credit	and Industrial	Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance, December 31, 2009	$8,403	$163	$2,409	$1,866	$210	$1,877	$101	$34	$351	$15,414
Charge-offs	(987)	—	(443)	(2,132)	—	(36)	(101)	—	—	(3,699)
Recoveries	—	—	—	—	—	—	20	—	—	20
Provisions	5,238	407	(111)	5,403	32	(1,122)	91	(6)	152	10,084

Ending Balance, December 31, 2010	$12,654	$570	$1,855	$5,137	$242	$719	$111	$28	$503	$21,819

Ending balance, December 31, 2010:
individually evaluated for impairment	$2,129	$369	$36	$121	$—	$—	$—	$—	$—	$2,655

Ending balance, December 31, 2010:
collectively evaluated for impairment	$10,525	$201	$1,819	$5,016	$242	$719	$111	$28	$503	$19,164

Loans held-for-investment, net:
Ending balance, December 31, 2010	$339,259	$78,109	$35,077	$284,199	$28,337	$17,032	$44,517	$1,061	$—	$827,591

Ending balance, December 31, 2010:
individually evaluated for impairment	$51,324	$1,750	$4,562	$5,083	$—	$500	$—	$—	$—	$63,219

Ending balance, December 31, 2010:
collectively evaluated for impairment	$287,935	$76,359	$30,515	$279,116	$28,337	$16,532	$44,517	$1,061	$—	$764,372

     The Company monitors the credit quality of its loans by reviewing certain key credit quality indicators. Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans. Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a more current appraisal has been obtained). In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one- to four-family loans having loan-to-value ratios of less than 60%, require no allowance for loan losses at each period end. If any such loans were to default, requiring the Company to repossess the collateral, no loss would be expected as the Company would be considered well secured.
     The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lending officer learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Monthly, management presents monitored assets to the loan committee. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and in confirming the adequacy of the allowance for loan losses. After determining the general reserve loss factor for each portfolio segment, the portfolio segment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve. Loans that have an internal credit rating of special mention or substandard are multiplied by a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.
     When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point credit risk rating system.
1.	Strong

2.	Good

3.	Acceptable

4.	Adequate

5.	Watch

6.	Special Mention

7.	Substandard

8.	Doubtful

9.	Loss
     Loans rated 1 through 5 are considered pass ratings. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated special mention.

     The following tables detail the recorded investment of loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2011, and December 31, 2010 (in thousands).

	At September 30, 2011
	Real Estate
								Home	Commercial
					Construction			Equity and	and	Insurance
	Commercial		One- to Four-Family		and Land	Multifamily		Lines of Credit	Industrial	Premium	Other	Total
	< 35% LTV	≥ 35% LTV	< 60% LTV	≥ 60% LTV		< 35% LTV	≥ 35% LTV
Internal Risk Rating
Pass	$30,424	$238,458	$43,855	$26,161	$18,024	$21,358	$383,513	$28,465	$9,587	$57,570	$1,760	$859,175
Special Mention	17	14,365	910	—	707	—	11,416	49	854	167	—	28,485
Substandard	2,564	54,272	826	3,671	6,368	558	4,132	1,825	3,278	103	—	77,597

Total loans held-for-investment, net	$33,005	$307,095	$45,591	$29,832	$25,099	$21,916	$399,061	$30,339	$13,719	$57,840	$1,760	$965,257

	At December 31, 2010
	Real Estate
								Home	Commercial
					Construction			Equity and	and	Insurance
	Commercial		One- to Four-Family		and Land	Multifamily		Lines of Credit	Industrial	Premium	Other	Total
	< 35% LTV	≥ 35% LTV	< 60% LTV	≥ 60% LTV		< 35% LTV	≥ 35% LTV
Internal Risk Rating
Pass	$24,826	$248,759	$49,928	$22,247	$24,767	$18,880	$256,948	$28,042	$14,110	$44,149	$1,061	$733,717
Special Mention	1,613	12,108	1,206	1,750	1,128	—	5,233	55	776	239	—	24,108
Substandard	1,385	50,568	623	2,355	9,182	504	2,634	240	2,146	129	—	69,766

Total loans held-for-investment, net	$27,824	$311,435	$51,757	$26,352	$35,077	$19,384	$264,815	$28,337	$17,032	$44,517	$1,061	$827,591

     Included in loans held-for-investment, net, are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $51.8 million and $59.3 million, at September 30, 2011, and December 31, 2010, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

     These non-accrual amounts included loans deemed to be impaired of $43.5 million and $52.0 million at September 30, 2011, and December 31, 2010, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $8.3 million and $7.3 million at September 30, 2011, and December 31, 2010, respectively. Loans past due 90 days or more and still accruing interest were $1.6 million at both September 30, 2011, and December 31, 2010 and consisted of loans that are considered well secured and in the process of collection.
     The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at September 30, 2011, and December 31, 2010 (in thousands).

	At September 30, 2011
	Non-Accruing Loans
					90 Days or
		30-89	90 Days or		More Past	Total Non-
	0-29 Days	Days Past	More Past		Due and	Performing
	Past Due	Due	Due	Total	Accruing	Loans
Real estate loans:
Commercial
LTV < 35%
Special Mention	$—	$—	$—	$—	$—	$—
Substandard	353	—	2,210	2,563	—	2,563

Total	353	—	2,210	2,563	—	2,563
LTV ≥ 35%
Special Mention	—	—	—	—	—	—
Substandard	21,450	1,608	15,009	38,067	—	38,067

Total	21,450	1,608	15,009	38,067	—	38,067

Total commercial	21,803	1,608	17,219	40,630	—	40,630

One-to-four family residential
LTV < 60%
Special Mention	151	174	184	509	—	509
Substandard	213	—	198	411	—	411

Total	364	174	382	920	—	920
LTV ≥ 60%
Substandard	189	387	1,151	1,727	—	1,727

Total	189	387	1,151	1,727	—	1,727

Total one-to-four family residential	553	561	1,533	2,647	—	2,647

Construction and land Special Mention	—	—	—	—	—	—
Substandard	2,081	—	875	2,956	—	2,956

Total construction and land	2,081	—	875	2,956	—	2,956

Multifamily
LTV < 35%
Substandard	—	—	558	558	—	558

Total	—	—	558	558	—	558
LTV ≥ 35%
Substandard	—	—	2,405	2,405	—	2,405

Total	—	—	2,405	2,405	—	2,405

Total multifamily	—	—	2,963	2,963	—	2,963

Home equity and lines of credit
Pass	—	—	—	—	—	—
Substandard	—	—	334	334	1,491	1,825

Total home equity and lines of credit	—	—	334	334	1,491	1,825

Commercial and industrial loans Special Mention	—	—	620	620	104	724
Substandard	558	91	896	1,545	—	1,545

Total commercial and industrial loans	558	91	1,516	2,165	104	2,269

Insurance premium loans Substandard	—	—	103	103	—	103

Total insurance premium loans	—	—	103	103	—	103

Total non-performing loans, September 30, 2011	$24,995	$2,260	$24,543	$51,798	$1,595	$53,393

	At December 31, 2010
	Non-Accruing Loans
					90 Days or
			90 Days or		More Past	Total Non-
	0-29 Days	30-89 Days	More Past		Due and	Performing
	Past Due	Past Due	Due	Total	Accruing	Loans
Real estate loans:
Commercial
LTV < 35%
Special Mention	$29	$—	$—	$29	$—	$29

Total	29	—	—	29	—	29
LTV ≥ 35%
Substandard	13,650	15,050	17,659	46,359	—	46,359

Total	13,650	15,050	17,659	46,359	—	46,359

Total commercial	13,679	15,050	17,659	46,388	—	46,388

One-to-four family residential
LTV < 60%
Special Mention	—	179	99	278	86	364
Substandard	135	—	197	332	291	623

Total	135	179	296	610	377	987
LTV ≥ 60%
Substandard	—	591	74	665	731	1,396

Total	—	591	74	665	731	1,396

Total one-to-four family residential	135	770	370	1,275	1,108	2,383

Construction and land
Special Mention	—	—	—	—	404	404
Substandard	2,152	1,860	1,110	5,122	—	5,122

Total construction and land	2,152	1,860	1,110	5,122	404	5,526

Multifamily
LTV < 35%
Substandard	—	504	—	504	—	504

Total	—	504	—	504	—	504
LTV ≥ 35%
Special Mention	1,824	—	—	1,824	—	1,824
Substandard	—	423	2,112	2,535	—	2,535

Total	1,824	423	2,112	4,359	—	4,359

Total multifamily	1,824	927	2,112	4,863	—	4,863

Home equity and lines of credit Substandard	—	—	181	181	59	240

Total home equity and lines of credit	—	—	181	181	59	240

Commercial and industrial loans
Pass	—	—	—	—	38	38
Special Mention	—	—	100	100	—	100
Substandard	—	267	956	1,223	—	1,223

Total commercial and industrial loans	—	267	1,056	1,323	38	1,361

Insurance premium loans Substandard	—	—	129	129	—	129

Total insurance premium loans	—	—	129	129	—	129

Total non-performing loans, December 31, 2010	$17,790	$18,874	$22,617	$59,281	$1,609	$60,890

     The following tables set forth the detail and delinquency status of loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2011, and December 31, 2010 (in thousands).

	September 30, 2011
	Performing (Accruing) Loans
				Non-
	0-29 Days	30-89 Days		Performing	Total Loans
	Past Due	Past Due	Total	Loans	Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$30,425	$—	$30,425	$—	$30,425
Special Mention	—	17	17		17
Substandard	—	—	—	2,563	2,563

Total	30,425	17	30,442	2,563	33,005
LTV ≥ 35%					—
Pass	231,383	7,075	238,458	—	238,458
Special Mention	11,274	3,091	14,365	—	14,365
Substandard	13,794	2,411	16,205	38,067	54,272

Total	256,451	12,577	269,028	38,067	307,095

Total commercial	286,876	12,594	299,470	40,630	340,100

One-to-four family residential
LTV < 60%
Pass	40,505	3,350	43,855	—	43,855
Special Mention	—	400	400	509	909
Substandard	131	285	416	411	827

Total	40,636	4,035	44,671	920	45,591
LTV ≥ 60%
Pass	25,271	890	26,161	—	26,161
Special Mention	—	—	—	—	—
Substandard	1,944	—	1,944	1,727	3,671

Total	27,215	890	28,105	1,727	29,832

Total one-to-four family residential	67,851	4,925	72,776	2,647	75,423

Construction and land
Pass	14,952	3,072	18,024	—	18,024
Special Mention	707	—	707	—	707
Substandard	3,412	—	3,412	2,956	6,368

Total construction and land	19,071	3,072	22,143	2,956	25,099

Multifamily
LTV < 35%
Pass	21,358	—	21,358	—	21,358
Substandard	—	—	—	558	558

Total	21,358	—	21,358	558	21,916
LTV ≥ 35%
Pass	382,290	1,223	383,513	—	383,513
Special Mention	6,262	5,154	11,416	—	11,416
Substandard	98	1,629	1,727	2,405	4,132

Total	388,650	8,006	396,656	2,405	399,061

Total multifamily	410,008	8,006	418,014	2,963	420,977

Home equity and lines of credit
Pass	28,365	100	28,465	—	28,465
Special Mention	49	—	49	—	49
Substandard	—	—	—	1,825	1,825

Total home equity and lines of credit	28,414	100	28,514	1,825	30,339

Commercial and industrial loans
Pass	8,059	1,528	9,587	—	9,587
Special Mention	25	105	130	724	854
Substandard	1,733	—	1,733	1,545	3,278

Total commercial and industrial loans	9,817	1,633	11,450	2,269	13,719

Insurance premium loans
Pass	57,130	440	57,570	—	57,570
Special Mention	—	167	167	—	167
Substandard	—	—	—	103	103

Total insurance premium loans	57,130	607	57,737	103	57,840

Other loans
Pass	1,724	36	1,760	—	1,760

Total other loans	1,724	36	1,760	—	1,760

	$880,891	$30,973	$911,864	$53,393	$965,257

	December 31, 2010
	Performing (Accruing) Loans
				Non-
	0-29 Days	30-89 Days		Performing	Total Loans
	Past Due	Past Due	Total	Loans	Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$24,823	$3	$24,826	$—	$24,826
Special Mention	1,068	516	1,584	29	1,613
Substandard	—	1,385	1,385	—	1,385

Total	25,891	1,904	27,795	29	27,824
LTV ≥ 35%
Pass	242,131	6,628	248,759	—	248,759
Special Mention	11,670	438	12,108	—	12,108
Substandard	4,209	—	4,209	46,359	50,568

Total	258,010	7,066	265,076	46,359	311,435

Total commercial	283,901	8,970	292,871	46,388	339,259

One-to-four family residential
LTV < 60%
Pass	48,930	998	49,928	—	49,928
Special Mention	83	759	842	364	1,206
Substandard	—	—	—	623	623

Total	49,013	1,757	50,770	987	51,757
LTV ≥ 60%
Pass	21,429	818	22,247	—	22,247
Special Mention	1,750	—	1,750	—	1,750
Substandard	959	—	959	1,396	2,355

Total	24,138	818	24,956	1,396	26,352

Total one-to-four family residential	73,151	2,575	75,726	2,383	78,109

Construction and land
Pass	24,767	—	24,767	—	24,767
Special Mention	225	499	724	404	1,128
Substandard	4,060	—	4,060	5,122	9,182

Total construction and land	29,052	499	29,551	5,526	35,077

Multifamily
LTV < 35%
Pass	18,656	224	18,880	—	18,880
Substandard	—	—	—	504	504

Total	18,656	224	18,880	504	19,384
LTV ≥ 35%
Pass	251,129	5,819	256,948	—	256,948
Special Mention	3,258	151	3,409	1,824	5,233
Substandard	99	—	99	2,535	2,634

Total	254,486	5,970	260,456	4,359	264,815

Total multifamily	273,142	6,194	279,336	4,863	284,199

Home equity and lines of credit
Pass	27,780	262	28,042	—	28,042
Special Mention	55	—	55	—	55
Substandard	—	—	—	240	240

Total home equity and lines of credit	27,835	262	28,097	240	28,337

Commercial and industrial loans
Pass	13,626	446	14,072	38	14,110
Special Mention	586	90	676	100	776
Substandard	923	—	923	1,223	2,146

Total commercial and industrial loans	15,135	536	15,671	1,361	17,032

Insurance premium loans
Pass	43,728	421	44,149	—	44,149
Special Mention	—	239	239	—	239
Substandard	—	—	—	129	129

Total insurance premium loans	43,728	660	44,388	129	44,517

Other loans
Pass	959	102	1,061	—	1,061

Total other loans	959	102	1,061	—	1,061

	$746,903	$19,798	$766,701	$60,890	$827,591

     The following tables summarize impaired loans as of September 30, 2011, and December 31, 2010 (in thousands):

	At September 30, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$1,721	$1,736	$—
LTV ≥ 35%
Special Mention	1,900	1,909	—
Substandard	33,968	35,004	—
One-to-four family residential
LTV < 60%
Pass	635	635	—
Special Mention	151	151	—
LTV > 60%
Substandard	1,077	1,077	—
Construction and land
Special Mention	72	72	—
Substandard	367	376	—
Multifamily
LTV < 35%
Substandard	491	491	—
LTV ≥ 35%
Substandard	1,556	1,556	—
Commercial and industrial
Special Mention	661	661	—
Substandard	1,399	1,399	—
With an Allowance Recorded:
Real estate loans:
Commercial
LTV ≥ 35%
Special Mention	664	691	(47)
Substandard	12,095	12,451	(2,587)
One-to-four family residential
LTV ≥ 60%
Substandard	1,750	1,750	(369)
Construction and land
Substandard	2,265	2,726	(323)
Multifamily
LTV ≥ 35%
Substandard	1,124	1,632	(119)
Total:
Real estate loans:
Commercial	50,348	51,791	(2,634)
One-to-four family residential	3,613	3,613	(369)
Construction and land	2,704	3,174	(323)
Multifamily	3,171	3,679	(119)
Commercial and industrial loans	2,060	2,060	—

	$61,896	$64,317	$(3,445)

	At December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With No Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Special Mention	$661	$661	$—
LTV ≥ 35%
Special Mention	4,807	4,807	—
Substandard	25,590	26,870	—
Construction and land
Substandard	2,152	2,416	—
Multifamily
LTV < 35%
Substandard	504	504	—
LTV ≥ 35%
Special Mention	3,392	5,242	—
With an Allowance Recorded:
Real estate loans:
Commercial
LTV ≥ 35%
Substandard	20,766	21,782	(2,129)
One-to-four family residential
LTV ≥ 60%
Special Mention	1,750	1,750	(369)
Construction and land
Substandard	2,410	3,079	(36)
Multifamily
LTV ≥ 35%
Substandard	1,187	1,632	(121)
Total:
Real estate loans
Commercial	51,824	54,120	(2,129)
One-to-four family residential	1,750	1,750	(369)
Construction and land	4,562	5,495	(36)
Multifamily	5,083	7,378	(121)

	$63,219	$68,743	$(2,655)

     Included in the table above at September 30, 2011, are loans with carrying balances of $37.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2010, are loans with carrying balances of $24.8 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at September 30, 2011, and December 31, 2010, are considered to have sufficient collateral values, less costs to sell, supporting the carrying balances of the loans.
     The average recorded balance of impaired loans for the nine months ended September 30, 2011 and 2010, was $62.6 million and $52.0 million, respectively. The Company recorded $246,000 and $1.9 million of interest income on impaired loans for the three and nine months ended September 30, 2011, respectively, compared to

$782,000 and $1.9 million of interest income on impaired loans for the three and nine months ended September 30, 2010, respectively.
     The following tables summarize loans that were modified in a troubled debt restructuring during the nine months ended September 30, 2011.

	Nine months ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
		(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	4	$17,528	$16,341
Construction and land
Substandard	1	404	404
One -to- four Family
Pass	2	635	635
Substandard	1	151	151
Commercial and industrial loans
Special Mention	1	42	41
Substandard	2	1,750	1,726

Total Troubled Debt Restructurings	11	$20,510	$19,298

     The first commercial real estate loan amounting to $3.1 million (pre-modification), which was supported by a retail center, was restructured during the nine months ended September 30, 2011. This loan was charged down by $1.2 million as part of the restructuring. This loan also received a reduction to its interest rate. The second commercial real estate relationship consisted of five loans amounting to $8.2 million (post-modification) which were restructured during the nine months ended September 30, 2011. This entire relationship included in the table above, received a reduction in rate and certain loan maturities in the relationship were extended. The third commercial real estate loan amounting to $2.4 million was an owner occupied industrial building modified during the nine months ended September 30, 2011. This loan received a reduction to its interest rate. The fourth relationship amounting to $3.8 million is supported by two properties and was comprised of an office building and a residential property modified during the nine months ended September 30, 2011. One of the loans received a reduction in the interest rate while the other loan was provided a forbearance agreement to allow the owner to liquidate the property.
     The one construction and land loan amounting to $404,000 received a forbearance agreement allowing the owner to liquidate the collateral during the nine months ended September 30, 2011.
     The three one -to- four family loans amounting to $786,000 each received a temporary reduction in interest rate during the nine months ended September 30, 2011.
     The one commercial and industrial loan that was risk rated special mention was an unsecured line of credit in the amount of $41,000 that matured during the nine months ended September 30, 2011. As the borrower was unable to repay the loan in full, the Company termed out the loan over five years at a reduced interest rate.
     One commercial and industrial loan relationship that was risk rated substandard in the table above consisted of two loans amounting to $1.6 million (pre-modification), which were supported by an office/warehouse, a commercial property, and a personal residence. This relationship was restructured to reduce the monthly payments for a 24-month period. The interest rates were reduced on both loans for a 24-month period, with no forgiveness of principal. The second commercial and industrial loan relationship that was restructured during the nine months ended September 30, 2011, consisted of one loan amounting to $90,000 (pre-modification), secured by business assets. The Company provided the borrower with six months to pay interest only beginning February 2011, in order to allow the borrower time to sell the business.
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
     There have not been any loans that were restructured during the last twelve months that have subsequently defaulted.
Note 4 — Deposits
Deposits are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Non-interest-bearing demand	$148,275	$111,413
Interest-bearing negotiable orders of withdrawal (NOW)	89,780	76,251
Savings-passbook, statement, tiered, and money market	675,494	632,143
Certificates of deposit	541,278	553,035

	$1,454,827	$1,372,842

     Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Negotiable order of withdrawal, savings-passbook, statement, tierd, and money market	$1,155	$1,222	$3,453	$3,907
Certificates of deposit	1,956	1,975	5,946	6,624

	$3,111	$3,197	$9,399	$10,531

Note 5 —Equity Incentive Plan
     The following table is a summary of the Company’s stock options outstanding as of September 30, 2011, and changes therein during the nine months then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding — December 31, 2010	2,072,540	$3.22	$9.94	8.09
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	(640)	3.22	9.94	—

Outstanding — September 30, 2011	2,071,900	$3.22	$9.95	7.27

Exercisable — September 30, 2011	839,320	$3.22	$9.94	7.23

     Expected future stock option expense related to the non-vested options outstanding as of September 30, 2011, is $3.1 million over an average period of 2.3 years.

     The following is a summary of the status of the Company’s restricted share awards as of September 30, 2011, and changes therein during the nine months then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2010	653,880	$9.97
Granted	—	—
Vested	(165,050)	9.96
Forfeited	—	—

Non-vested at September 30, 2011	488,830	$9.97

     Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2011, is $3.8 million over an average period of 2.3 years.
     During the three and nine months ended September 30, 2011, the Company recorded $748,000 and $2.3 million of stock-based compensation related to the above plans, respectively. During the three and nine months ended September 30, 2010, the Company recorded $716,000 and $2.2 million of stock-based compensation related to the above plans, respectively.
Note 6- Fair Value Measurements
     The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2011, and December 31, 2010, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.
•	Level 3 Inputs — Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

	Fair Value Measurements at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(in thousands)	September 30, 2011	Assets (Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$1,024,898	$—	$1,024,898	$—
Non-GSE	45,284	—	45,284	—
Corporate bonds	127,411	—	127,411	—
Equities	8,476	8,476	—	—

Total available-for-sale	1,206,069	8,476	1,197,593	—

Trading securities	3,902	3,902	—	—

Total	$1,209,971	$12,378	$1,197,593	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage (CRE)	$20,146	$—	$—	$20,146
One- to- four family residential mortgage	1,727	—	—	1,727
Construction and land	1,837	—	—	1,837
Multifamily	497	—	—	497

Total impaired loans	24,207	—	—	24,207

Commercial and industrial loans	459	—	—	459
Other real estate owned (CRE)	34	—	—	34

Total	$24,700	$—	$—	$24,700

		Fair Value Measurements at Reporting Date Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
		for Identical	Inputs	Inputs
(in thousands)	December 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$977,872	$—	$977,872	$—
Non-GSE	97,267	—	97,267	—
Corporate bonds	121,788	—	121,788	—
GSE bonds	35,033	—	35,033	—
Equities	12,353	12,353	—	—

Total available-for-sale	1,244,313	12,353	1,231,960	—

Trading securities	4,095	4,095	—	—

Total	$1,248,408	$16,448	$1,231,960	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial mortgage	$26,951	$—	$—	$26,951
One- to four-family residential mortgage	1,381	—	—	1,381
Construction and land	4,526	—	—	4,526
Multifamily	2,890	—	—	2,890

Total impaired loans	35,748	—	—	35,748

Other real estate owned (CRE)	171	—	—	171

Total	$35,919	$—	$—	$35,919

     Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist of mutual funds. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2011.
     Trading Securities: Fair values are derived from quoted market prices in active markets. The assets consist of publicly traded mutual funds.
     Impaired Loans: At September 30, 2011, and December 31, 2010, the Company had impaired loans with outstanding principal balances of $26.4 million and $38.4 million, which were recorded at their estimated fair value of $20.6 million and $35.7 million, respectively. The Company recorded net impairment charges of $2.3 million and $2.0 million for the nine months ended September 30, 2011, and 2010, respectively. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.
     Other Real Estate Owned: At September 30, 2011, and December 31, 2010, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $34,000 and $171,000, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions. During the nine months ended September 30, 2011, the Company transferred a loan with a principal balance of $422,000 and an estimated fair value, less costs to sell, of $350,000 to other real estate owned. The Company charged the $72,000 excess of the loan balance over fair value, less estimated costs to sell, to the allowance for loan losses, utilizing Level 3 inputs during the three months ended March 31, 2011, the property was sold during the nine months ended September 30, 2011. Subsequent valuation adjustments to other real estate owned (REO) totaled $0 and $72,00 for the three and nine months ended September 30, 2011 compared to $0 and $146,000 for the three and nine months ended September 30, 2010. Operating costs after acquisition are expensed.
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

     The estimated fair values of the Company’s significant financial instruments at September 30, 2011, and December 31, 2010, are presented in the following table (in thousands):

	September 30,		December 31,
	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$33,504	$33,504	$43,852	$43,852
Trading securities	3,902	3,902	4,095	4,095
Securities available-for-sale	1,206,069	1,206,069	1,244,313	1,244,313
Securities held-to-maturity	4,130	4,324	5,060	5,273
Federal Home Loan Bank of New York stock, at cost	9,531	9,531	9,784	9,784
Net loans held-for-investment	939,754	977,196	805,772	818,295
Financial liabilities:
Deposits	$1,454,827	1,462,198	$1,372,842	$1,377,068
Borrowings	454,346	474,953	391,237	403,920
Advance payments by borrowers	2,901	2,901	693	693
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

     The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common stockholders	$3,696	$2,395	$13,013	$9,962
Weighted average shares outstanding-basic	39,913,992	41,341,567	40,532,972	41,422,228
Effect of non-vested restricted stock and stock options outstanding	449,686	157,055	424,272	279,248

Weighted average shares outstanding-diluted	40,363,678	41,498,622	40,957,244	41,701,476
Earnings per share-basic	$0.09	$0.06	$0.32	$0.24
Earnings per share-diluted	$0.09	$0.06	$0.32	$0.24
Note 8 — Stock Repurchase Program
     On September 9, 2011 the Board of Directors of the Company authorized the continuance of the stock repurchase program. Under its current program, the Company intends to repurchase up to 2,066,379 additional shares, representing approximately 5% of its outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of September 30, 2011, the Company held 4,412,120 shares in treasury at a weighted average cost of $12.74 per share.
Note 9 — Income Taxes
     The Company files income tax returns in the United States federal jurisdiction and in the State of New Jersey. The Company’s subsidiary files income tax returns in the State and City of New York, and the State of New Jersey. The State and City of New York have are currently examining our subsidiary’s tax returns filed for 2007, 2008, and 2009. The Company, and its subsidiary, are no longer subject to federal and local income tax examinations by tax authorities for years prior to 2007.
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
     In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU No. 2011-08 simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The provisions of ASU No. 2011-05 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU No. 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements.
Note 10 — Subsequent Events
     On October 14, 2011, Northfield Bank (the “Bank”) assumed all of the deposits and acquired essentially all of the assets of First State Bank, a New Jersey State-chartered bank, from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for First State Bank, pursuant to the terms of the Purchase and Assumption Agreement, dated October 14, 2011, between the Bank and the FDIC, as receiver for First State Bank.
     The Bank assumed approximately $188.6 million in liabilities including approximately $188.3 million in deposits and acquired approximately $185.0 million in assets, including approximately $132.8 million in loans and approximately $21.2 million in securities. The loans acquired by the Bank principally consist of commercial loans and commercial real estate loans.

The Bank did not purchase $5.6 million in SBA Loans, and $5.2 million in other loans which were retained by the FDIC. Deposits were acquired at no premium and assets acquired were purchased at a discount of $46.9 million resulting in a cash payment from the FDIC of approximately $50.5 million. The Agreement contained no loss-share provisions with the FDIC.
     On October 12, 2011, Northfield Bancorp, MHC received a letter of non-objection from the Federal Reserve Bank of Philadelphia for Northfield Bancorp, MHC to waive its right to receive dividends from Northfield Bancorp, Inc. for the quarters ending September 30, 2011, December 31, 2011 and March 31, 2012.

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
     Net income amounted to $3.7 million and $13.0 million for the three and nine months ended September 30, 2011, as compared to $2.4 million and $10.0 million for the three and nine months ended September 30, 2010. Basic and diluted earnings per share were $0.09 and $0.32 for the three and nine months ended September 30, 2011, compared to $0.06 and $0.24 for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, our return on average assets was 0.63% and 0.76%, as compared to 0.44% and 0.63% for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, our return on average shareholders’ equity was 3.71% and 4.39%, as compared to 2.36% and 3.35% for the three and nine months ended September 30, 2010.
     Assets increased by 3.7% to $2.33 billion at September 30, 2011, from $2.25 billion at December 31, 2010. The increase in total assets reflected increases in loans held for investment, net, of $137.7 million, or 16.6%, which was partially offset by decreases in our securities portfolio and interest-bearing deposits in other financial institutions. The increase in our total assets during 2011 was funded primarily by an increase in deposits and borrowings. Deposits increased $82.0 million to $1.45 billion at September 30, 2011, from $1.37 billion at December 31, 2010. The increase in deposits was attributable to growth in transaction accounts and savings accounts partially offset by a decrease in certificates of deposit. Borrowed funds increased $63.1 million to $454.3 million at September 30, 2011, from $391.2 million at December 31, 2010.
Comparison of Financial Condition at September 30, 2011, and December 31, 2010
     Total assets increased $83.9 million, or 3.7%, to $2.33 billion at September 30, 2011, from $2.25 billion at December 31, 2010. The increase was primarily attributable to an increase in loans held for investment, net, of $137.7 million, or 16.6%. This increase was partially offset by decreases in securities available for sale of $38.2 million and interest-bearing deposits in other financial institutions of $10.8 million.
     Cash and cash equivalents decreased $10.3 million, or 23.6%, to $33.5 million at September 30, 2011, from $43.9 million at December 31, 2010. The Company routinely maintains liquid assets in interest-bearing accounts in other well-capitalized financial institutions.
     Securities available-for-sale decreased $38.2 million, or 3.1%, to $1.20 billion at September 30, 2011, from $1.24 billion at December 31, 2010. The decrease was primarily attributable to maturities and paydowns of $280.7 million, and sales of $137.9 million, partially offset by purchases of $366.4 million and an increase of $14.3 million in net unrealized gains.
     Securities held-to-maturity decreased $930,000, or 18.4%, to $4.1 million at September 30, 2011, from $5.1 million at December 31, 2010. The decrease was attributable to maturities and paydowns during the nine months ended September 30, 2011.
     The Company’s securities portfolio totaled $1.21 billion at September 30, 2011, compared to $1.25 billion at December 31, 2010. At September 30, 2011, $1.02 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.” The private label securities had an amortized cost of $44.3 million and an estimated fair value of $45.3 million at September 30, 2011. These private label securities were in a net unrealized gain position of $1.0 million at September 30, 2011, consisting of gross unrealized gains of $2.1 million and gross unrealized losses of $1.1 million. In addition to the above mortgage-backed securities, the Company held $127.4 million in investment grade corporate bonds at September 30, 2011, and $8.5 million of equity investments in mutual funds, consisting of $8.0 million in a fund that is focused on investments that qualify under the Community Reinvestment Act and $474,000 in money market mutual funds.

     Of the $44.3 million of private label securities, two securities with an estimated fair value of $8.2 million (amortized cost of $9.2 million) were rated less than investment grade at September 30, 2011. One of the two securities was rated C and the other security was rated Caa2. The ratings of the securities detailed above represent the lowest rating for each security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for the securities rated rate below investment grade at September 30, 2011. As a result of management’s evaluation of these securities, the Company recognized other-than-temporary impairment of $991,000 on the securities rated below investment grade during the quarter ended June 30, 2011. Since management does not have the intent to sell the securities, and believes it is more likely than not that the Company will not be required to sell the securities, before its anticipated recovery, the credit component of $248,000 was recognized in earnings during the quarter ended June 30, 2011, and the non-credit component of $743,000 was recorded as a component of accumulated other comprehensive income, net of tax. All other losses within the Company’s investment portfolio were deemed to be temporary at September 30, 2011, and as such, were recorded as a component of accumulated other comprehensive income, net of tax.
     During the three months ended March 31, 2011, the Company recognized an other-than-temporary impairment charge on an equity investment in a mutual fund. The investment had been in a continuous loss position for approximately ten months, and as a result of management’s evaluation of this security, the Company believed that the unrealized loss of $161,000 was other-than-temporary, and as such, recognized this charge in earnings during the three months ended March 31, 2011. There was no further impairment during the three months ended September 30, 2011.
     Loans held for investment, net, totaled $965.3 million at September 30, 2011, as compared to $827.6 million at December 31, 2010. The increase was primarily in multi-family real estate loans, which increased $136.4 million, or 48.1%, to $420.0 million at September 30, 2011, from $283.6 million at December 31, 2010. Insurance premium loans increased $13.3 million, or 29.9%, to $57.8 million, commercial real estate loans increased $726,000, or 0.2% to $340.0 million and home equity loans increased $2.0 million, or 7.0%, to $30.1 million at September 30, 2011. These increases were partially offset by decreases in one-to-four family residential, land and construction, and commercial and industrial loans. Currently, management is focused on originating multi-family loans, with less emphasis on other loan types.
     Bank owned life insurance increased $2.2 million, or 3.0%, from December 31, 2010 to September 30, 2011. The increase resulted from income earned on bank owned life insurance for the nine months ended September 30, 2011.
     Federal Home Loan Bank of New York stock, at cost, decreased $253,000, or 2.6%, to $9.5 million at September 30, 2011, from $9.8 million at December 31, 2010. This decrease was attributable to a decrease in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.
     Premises and equipment, net, increased $2.2 million, or 13.7%, to $18.3 million at September 30, 2011, from $16.1 million at December 31, 2010. This increase is primarily attributable to leasehold improvements made to new branches and the renovation of existing branches.
     Other real estate owned decreased $137,000, or 80.1%, to $34,000 at September 30, 2011, from $171,000 at December 31, 2010. This decrease is attributable to the sales of several properties during the nine months ended September 30, 2011.
     Other assets decreased $4.7 million, or 26.0%, to $13.4 million at September 30, 2011, from $18.1 million at December 31, 2010. The decrease in other assets was attributable to a decrease in amounts due us from taxing authorities, and a decrease in prepaid FDIC insurance premiums due to amortization related to the FDIC prepayment of insurance premiums that was made in 2009 partially offset by an increase in prepaid expenses.
     The increase in deposits for the nine months ended September 30, 2011, was due in part to an increase in transaction accounts of $50.4 million, or 26.9%, and an increase in savings accounts of $43.4 million, or 6.9%, from December 31, 2010 to September 30, 2011. These increases were partially offset by a decrease of $11.8 million in total certificates of deposit. Deposits originated through the CDARS® Network totaled $39.0 million at September 30, 2011, and $68.4 million at December 31, 2010. The Company utilizes the CDARS® Network as a cost effective alternative to other short-term funding sources.
     Borrowings, consisting primarily of repurchase agreements from other financial institutions and Federal Home Loan Bank advances, increased $63.1 million, or 16.1%, to $454.3 million at September 30, 2011, from $391.2 million at December 31, 2010. The increase in borrowings was primarily the result of the Company taking advantage of the current lower interest rate market to reduce interest rate risk, partially offset by maturities during the nine months ended September 30, 2011.
     Accrued expenses and other liabilities decreased $56.9 million, to $28.8 million at September 30, 2011, from $85.7 million at December 31, 2010. The decrease was primarily a result of a decrease in due to securities brokers of $57.0 million.
     Total stockholders’ equity decreased by $6.4 million to $390.3 million at September 30, 2011, from $396.7 million at December 31, 2010. The decrease was primarily due to $28.2 million in stock repurchases and the payment of approximately $2.8 million in cash dividends. These decreases were partially offset by net income of $13.0 million for the nine months ended September 30, 2011, and an increase of $2.6 million in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards, and an increase in accumulated other comprehensive income of $8.5 million for the nine months ended September 30, 2011.
     On September 9, 2011 the Board of Directors of the Company authorized the continuance of the stock repurchase program. Under its current program, the Company intends to repurchase up to 2,066,379 additional shares, representing approximately 5% of its outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of September 30, 2011, the company held 4,412,120 shares in treasury at a weighted average cost of $12.74 per share.
Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010
     Net income. Net income increased $1.3 million, or 54.3%, to $3.7 million for the quarter ended September 30, 2011, as compared to $2.4 million for the quarter ended September 30, 2010, due primarily to an increase of $599,000 in net interest income, a $1.4 million decrease in the provision for loan losses and a $1.4 million decrease in non-interest expense, partially offset by a decrease in non-interest income of $261,000 and an increase of $1.8 million in income tax expense. 2010 third quarter results include a pre-tax charge of $1.8 million related to the postponed second-step offering and a $738,000 benefit for the reversal of deferred tax liabilities due to a change in New York State and City tax law related to bad debt reserves.
     Interest income. Interest income increased $1.0 million, or 4.8%, to $22.7 million for the three months ended September 30, 2011, from $21.7 million for the three months ended September 30, 2010. The increase was primarily due to an increase in interest income on loans of $2.1 million. The increase in interest income of loans and can be attributed to an increase in the average balances of $149.1 million. These increases were partially offset by decreases in interest income on mortgage backed securities of $398,000 and interest income on other securities of $756,000. The decrease in mortgage backed securities was primarily attributable to a decrease of 44 basis points in the yield earned partially offset by an increase in the average balance of $89.2 million. The decrease in the interest income earned on other securities was primarily attributable to a decrease in the average balance of $135.4 million partially offset by an increase of 19 basis points in the yield earned.
     Interest expense. Interest expense increased $438,000, or 7.3%, to $6.4 million for the three months ended September 30, 2011, from $6.0 million for the three months ended September 30, 2010. The increase was comprised of an increase of $524,000 in interest expense on borrowings, partially offset by a decrease in interest expense on deposits of $86,000. The increase in interest expense on borrowings can be attributed to an increase in the average balances of borrowings of $104.1 million, or 30.8%, from $338.1 million for the three months ended September 30, 2010, as compared to $442.2 million for the three months ended September 30, 2011, partially offset by a decrease in the cost of 30 basis points from 3.29% to 2.99%. The decrease in interest expense on deposits can be attributed to a decrease in the cost of interest bearing deposits of six basis points from 0.98% to 0.92%, partially offset by the increase in average balance of interest bearing deposit accounts of $34.8 million, or 2.7%, from $1.30 billion for the three months ended September 30, 2010, to $1.33 billion for the three months ended September 30, 2011.

     Net Interest Income. Net interest income increased $599,000, or 3.8%, as interest-earning assets increased by 6.7% to $2.2 billion. The general decline in interest rates has resulted in yields earned on interest earning assets declining seven basis points to 4.14% for the current quarter as compared to 4.21% for the prior year comparable period, while rates paid on interest-bearing liabilities decreased one basis point to 1.44% for the current quarter as compared to 1.45% for the prior year comparable period. The weighted average contractual rate on our loan portfolio has declined 22 basis points from 6.05% at December 31, 2010, to 5.83% at September 30, 2011. The quarter ended September 30, 2011, included prepayment loan income of $331,000 compared to $11,000 for the quarter ended September 30, 2010. The increase in average interest earning assets was due primarily to increases in average loans outstanding of $149.1 million, $89.2 million in mortgage-backed securities and $32.0 million in interest-earning assets in other financial institutions, partially offset by a decrease in other securities of $135.4 million. Other securities consist primarily of investment-grade shorter-term corporate bonds, and government-sponsored enterprise bonds.
     Provision for Loan Losses. The provision for loan losses was $2.0 million for the quarter ended September 30, 2011; a decrease of $1.4 million, or 41.1%, from the $3.4 million provision recorded in the quarter ended September 30, 2010. The decrease in the provision for loan losses in the current quarter was due primarily to a shift in the composition of our loan portfolio to multi-family loans, which generally require lower general reserves than other commercial real estate loans, decreases in charge-offs and decreases in non-performing loans, partially offset by increased loan originations during the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010. During the quarter ended September 30, 2011, the Company recorded net charge-offs of $17,000 compared to net charge-offs of $1.6 million for the quarter ended September 30, 2010.
     Non-interest Income. Non-interest income decreased $261,000, or 17.4%, to $1.2 million for the quarter ended September 30, 2011, as compared to $1.5 million for the quarter ended September 30, 2010. This decrease was primarily a result of a $694,000 decrease in (loss) gain on security sales, with $271,000 in losses on security sales for the current year quarter as compared to $423,000 in gains for the comparable quarter in 2010, this was partially offset by a $109,000 increase in fees and service charges for customer services, a $184,000 increase of income earned on bank owned life insurance, generated by increased cash surrender values, primarily resulting from higher levels of bank owned life insurance and a $154,000 decrease in other-than- temporary credit impairment charge on securities. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry.
     Non-interest Expense. Non-interest expense decreased $1.4 million, or 12.4%, for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010, due primarily to professional fees decreasing $1.8 million resulting from the expensing of approximately $1.8 million in costs incurred for the Company’s postponed, second-step stock offering in the prior year quarter, this was partially offset by an increase in occupancy expense of $357,000, or 26.9%, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches.
     Income Tax Expense. The Company recorded income tax expense of $2.0 million for the quarter ended September 30, 2011 compared to $215,000 for the quarter ended September 30, 2010. The effective tax rate for the quarter ended September 30, 2011, was 35.5%, as compared to 8.2% for the quarter ended September 30, 2010. The increase in the effective tax rate was primarily a result of a $738,000 benefit for the reversal of deferred tax liabilities relating to a change in New York State and City tax law related to bad debt reserves in the third quarter of 2010.

NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Quarter Ended September 30,
	2011			2010
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)
Interest-earning assets:
Loans (5)	$942,701	$14,044	5.91%	$793,600	$11,908	5.95%
Mortgage-backed securities	1,047,610	7,746	2.93	958,409	8,144	3.37
Other securities	120,754	781	2.57	256,146	1,537	2.38
Federal Home Loan Bank of New York stock	9,508	113	4.72	7,426	75	4.01
Interest-earning deposits in financial institutions	58,527	35	0.24	26,541	18	0.27

Total interest-earning assets	2,179,100	22,719	4.14	2,042,122	21,682	4.21
Non-interest-earning assets	143,639			125,438

Total assets	$2,322,739			$2,167,560

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$732,128	$1,155	0.63	$673,243	$1,223	0.72
Certificates of deposit	602,257	1,956	1.29	626,309	1,974	1.25

Total interest-bearing deposits	1,334,385	3,111	0.92	1,299,552	3,197	0.98
Borrowed funds	442,239	3,331	2.99	338,094	2,807	3.29

Total interest-bearing liabilities	1,776,624	6,442	1.44	1,637,646	6,004	1.45
Non-interest bearing deposit accounts	135,355			115,614
Accrued expenses and other liabilities	15,086			11,704

Total liabilities	1,927,065			1,764,964
Stockholders’ equity	395,674			402,596

Total liabilities and stockholders’ equity	$2,322,739			$2,167,560

Net interest income		$16,277			$15,678

Net interest rate spread (2)			2.70			2.76
Net interest-earning assets (3)	$402,476			$404,476

Net interest margin (4)			2.96%			3.05%
Average interest-earning assets to interest-bearing liabilities			122.65			124.70

(1)	Average yields and rates for the three months ended September 30, 2011 and 2010, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.
Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010
     Net income. Net income increased $3.1 million, or 30.6%, to $13.0 million for the nine months ended September 30, 2011, as compared to $10.0 million for the nine months ended September 30, 2010, due primarily to an increase of $1.7 million in net interest income, an increase in non-interest income of $1.4 million, and a $3.0 million decrease in the provision for loan losses, partially offset by an increase of $574,000 in non-interest expense, and an increase of $2.6 million in income tax expense.
     Interest income. Interest income increased $2.4 million, or 3.8%, to $67.2 million for the nine months ended September 30, 2011, from $64.7 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in interest income on loans of $5.0 million. The increase in interest income of loans can be attributed to an increase in the average balances of $125.2 million partially offset by a decrease in the yield earned on loans of ten basis points. The increase in interest income earned on loans was partially offset by a decrease in interest income on mortgage-backed securities and other securities of $614,000 and $2.1 million, respectively. The decrease in interest income earned on mortgage-backed securities was primarily attributable to a decrease in the yield earned by 63 basis points partially offset by an increase in the average balance of $161.1 million. The decrease in interest earned on other securities was primarily attributable to a decrease in the average balances of $115.7 million partially offset by an increase of ten basis points in the yield earned.
     Interest expense. Interest expense increased $701,000, or 3.8%, to $19.3 million for the nine months ended September 30, 2011, from $18.6 million for the nine months ended September 30, 2010. The increase was comprised of an increase of $1.8 million in interest expense on borrowings, partially offset by a decrease in interest expense on deposits of $1.1 million. The increase in interest expense on borrowings can be attributed to an increase in the average balances of borrowings of $154.4 million or 47.7% from $323.7 million for the nine months ended September 30, 2010, as compared to $478.1 million for the nine months ended September 30, 2011, partially offset by a decrease in the cost of 56 basis points from 3.32% to 2.76%. The decrease in interest expense on deposits can be attributed to a decrease in the cost of interest bearing deposits of fifteen basis points from 1.12% to 0.97%, partially offset by the increase in average balance of interest bearing deposit accounts of $31.4 million or 2.5% from $1.26 billion for the nine months ended September 30, 2010, to $1.29 billion for the nine months ended September 30, 2011.
     Net Interest Income. Net interest income increased $1.7 million, or 3.8%, as interest-earning assets increased by 8.7% to $2.2 billion. The general decline in interest rates has resulted in yields earned on interest earning assets declining 19 basis points to 4.16% for the current nine-months as compared to 4.35% for the prior year comparable period, while rates paid on interest-bearing liabilities decreased 11 basis points to 1.46% for the current nine months as compared to 1.57% for the prior year comparable period. The nine months ended September 30, 2011, included prepayment loan income of $494,000 compared to $22,000 for the nine months ended September 30, 2010. The increase in average interest earning assets was due primarily to increases in average loans outstanding of $125.2 million and $161.1 million in mortgage-backed securities, partially offset by decreases in other securities and interest-earning assets in other financial institutions. Other securities consist primarily of investment-grade shorter-term corporate bonds, and government-sponsored enterprise bonds.
     Provision for Loan Losses. The provision for loan losses was $5.1 million for the nine months ended September 30, 2011; a decrease of $3.0 million, or 37.0%, from the $8.1 million provision recorded in the nine months ended September 30, 2010. The decrease in the provision for loan losses in the current nine months was due primarily to a shift in the composition of our loan portfolio to multi-family loans, which generally require lower general reserves than other commercial real estate loans, decreases in charge-offs, and decreases in non-performing loans, partially offset by increased loan originations during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company recorded net charge-offs of $1.4 million compared to net charge-offs of $2.6 million for the nine months ended September 30, 2010.
     Non-interest Income. Non-interest income increased $1.4 million, or 28.5%, to $6.5 million for the nine months ended September 30, 2011, as compared to $5.1 million for the nine months ended September 30, 2010. This increase was primarily a result of an $805,000 increase in gains on security sales, with $2.4 million in gains on security sales for the current nine months as compared to $1.6 million for the comparable nine months in 2010, a $261,000 increase in fees and service charges for customer services, and a $733,000 increase in income earned on bank owned life insurance, generated by increased cash surrender values, primarily resulting from higher levels of bank owned life insurance. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. These increases were partially offset by a $409,000 other-than-temporary credit impairment charge recognized on two private label mortgage backed securities and an equity mutual fund and a decrease of $95,000 in other income.
     Non-interest Expense. Non-interest expense increased $574,000 million, or 2.0%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due primarily to compensation and employee benefits expense increasing $1.3 million which resulted primarily from increases in employees related to additional branch and operations personnel, and to a lesser extent, salary adjustments effective January 1, 2011. Occupancy expense increased $797,000, or 21.5%, over the same time period, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches. This was partially offset by decreased professional fees of $1.6 million, resulting from the expensing of approximately $1.8 million in costs incurred for the Company’s postponed, second-step stock offering in the prior year quarter offset by increased costs related to loan workouts.

     Income Tax Expense. The Company recorded income tax expense of $7.0 million and $4.4 million for the nine months ended September 30, 2011, and 2010, respectively. The effective tax rate for the nine months ended September 30, 2011, was 34.9%, as compared to 30.6% for the nine months ended September 30, 2010. The increase in the effective tax rate was primarily a result of a $738,000 benefit for the reversal of deferred tax liabilities due to a change in New York State and City tax law related to bad debt reserves in the third quarter of 2010.
NORTHFIELD BANCORP, INC.
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	For the Nine Months Ended September,
	2011			2010
	Average		Average	Average		Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
	Balance	Interest	(1)	Balance	Interest	(1)
Interest-earning assets:
Loans (5)	$887,201	$39,296	5.92%	$761,969	$34,299	6.02%
Mortgage-backed securities	1,081,940	24,838	3.07	920,864	25,452	3.70
Other securities	130,081	2,538	2.61	245,731	4,605	2.51
Federal Home Loan Bank of New York stock	10,145	343	4.52	6,661	233	4.68
Interest-earning deposits in financial institutions	51,354	140	0.36	53,250	132	0.33

Total interest-earning assets	2,160,721	67,155	4.16	1,988,475	64,721	4.35
Non-interest-earning assets	137,820			114,515

Total assets	$2,298,541			$2,102,990

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$709,471	3,453	0.65	$668,854	$3,907	0.78
Certificates of deposit	581,077	5,946	1.37	590,303	6,624	1.50

Total interest-bearing deposits	1,290,548	9,399	0.97	1,259,157	10,531	1.12
Borrowed funds	478,066	9,879	2.76	323,654	8,046	3.32

Total interest-bearing liabilities	1,768,614	19,278	1.46	1,582,811	18,577	1.57
Non-interest bearing deposit accounts	122,089			112,777
Accrued expenses and other liabilities	11,519			9,431

Total liabilities	1,902,222			1,705,019
Stockholders’ equity	396,319			397,971

Total liabilities and stockholders’ equity	$2,298,541			$2,102,990

Net interest income		$47,877			$46,144

Net interest rate spread (2)			2.70			2.78
Net interest-earning assets (3)	$392,107			$405,664

Net interest margin (4)			2.96%			3.10%
Average interest-earning assets to interest-bearing liabilities			122.17			125.63

(1)	Average yields and rates for the nine months ended September 30, 2011 and 2010, are annualized.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Loans include non-accrual loans.
Asset Quality
     Nonperforming loans totaled $53.4 million (5.5% of total loans) as compared to $58.0 million (6.4% of total loans) at June 30, 2011, $56.7 million (6.6% of total loans) at March 31, 2011, $60.9 million (7.4% of total loans) at December 31, 2010 and $55.4 million (6.9% of total loans) at September 30, 2010. The following table shows, for the same dates, troubled debt restructurings on which interest is accruing, and accruing loans delinquent 30 to 89 days (dollars in thousands).

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
Non-accruing loans	$28,035	$29,036	$31,662	$39,303	$37,882
Non-accruing loans subject to restructuring agreements	23,763	26,994	24,136	19,978	17,261

Total non-accruing loans	51,798	56,030	55,798	59,281	55,143
Loans 90 days or more past due and still accruing	1,595	1,987	876	1,609	248

Total non-performing loans	53,393	58,017	56,674	60,890	55,391
Other real estate owned	34	118	521	171	171

Total non-performing assets	$53,427	$58,135	$57,195	$61,061	$55,562

Loans subject to restructuring agreements and still accruing	$18,355	$15,622	$12,259	$11,198	$11,218
Accruing loans 30 to 89 days delinquent	$30,973	$14,169	$14,551	$19,798	$35,190
Total Non-Accruing Loans
     Total non-accruing loans decreased $7.5 million, to $51.8 million at September 30, 2011, from $59.3 million at December 31, 2010. This decrease was primarily attributable to the following loan types being returned to accrual status during the nine months ended September 30, 2011: $1.8 million of multifamily loans, $6.7 million of commercial real estate loans, and $332,000 of one-to-four family residential loans. Loans returned to accrual status were current as to principal and interest, performing under the original loan terms for at least six months and other factors indicating doubtful collection no longer existed. Non-accrual loans also decreased as a result of $613,000 of pay-offs, the transfer of a $376,000 commercial real estate loan to other real estate owned, an additional $1.5 million of charge-offs being recorded on existing and new non-accrual loans, and principal pay-downs of approximately $3.2 million. The above decreases in non-accruing loans during the nine months ended September 30, 2011, were partially offset by the following loan types being placed on non-accrual status during the nine months ended September 30, 2011: $3.5 million of commercial real estate loans, $1.1 million of commercial and industrial loans, $405,000 of construction and land loans, home equity loans of $155,000, and $1.7 million of one-to-four family loans.
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
     The following tables detail the delinquency status of non-accruing loans at September 30, 2011 and December 31, 2010 (dollars in thousands).

	September 30, 2011
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$21,803	$1,608	$17,219	$40,630
One -to- four family residential	553	561	1,533	2,647
Construction and land	2,081	—	875	2,956
Multifamily	—	—	2,963	2,963
Home equity and lines of credit	—	—	334	334
Commercial and industrial loans	558	91	1,516	2,165
Insurance premium loans	—	—	103	103

Total non-accruing loans	$24,995	$2,260	$24,543	$51,798

	December 31, 2010
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$13,679	$15,050	$17,659	$46,388
One -to- four family residential	135	770	370	1,275
Construction and land	2,152	1,860	1,110	5,122
Multifamily	1,824	927	2,112	4,863
Home equity and lines of credit	—	—	181	181
Commercial and industrial loans	—	267	1,056	1,323
Insurance premium loans	—	—	129	129

Total non-accruing loans	$17,790	$18,874	$22,617	$59,281

Loans Subject to Restructuring Agreements
     Included in non-accruing loans are loans subject to restructuring agreements totaling $23.8 million and $20.0 million at September 30, 2011, and December 31, 2010, respectively. At September 30, 2011, $22.2 million, or 93.3%, of the $23.8 million were performing in accordance with their restructured terms.
     The Company also holds loans subject to restructuring agreements, and still accruing, which totaled $18.4 million and $11.2 million at September 30, 2011, and December 31, 2010, respectively. At September 30, 2011, $12.6 million, or 68.8% of the $18.4 million were performing in accordance with their restructured terms.
     The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2011, and December 31, 2010 (dollars in thousands).

	At September 30, 2011		At December 31, 2010
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled debt restructurings:
Real estate loans:
Commercial	$20,144	$13,452	$13,138	$7,879
One- to four-family residential	497	2,385	—	1,750
Construction and land	2,081	72	4,012	—
Multifamily	491	1,556	2,327	1,569
Commercial and industrial	550	890	501	—

Total	$23,763	$18,355	$19,978	$11,198

Performing in accordance with restructured terms	93.27%	68.82%	61.03%	100.00%

The 31.2% of accruing TDRs not performing in accordance with their contractual terms were 30 days delinquent at September 30, 2011, and made subsequent payments in October of 2011.
Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned
     Loans 90 days or more past due and still accruing decreased $14,000 at September 30, 2011, to remain relatively the same as the $1.6 million recorded at December 31, 2010. Loans 90 days or more past due and still accruing at September 30, 2011, are considered well-secured and in the process of collection or past maturity, paying interest in accordance with original loan terms, and in the process of renewal.
     Other real estate owned amounted to $34,000 at September 30, 2011, as compared to $171,000 at December 31, 2010.
Delinquency Status of Accruing Loans 30-89 Days Delinquent
     Loans 30 to 89 days delinquent and on accrual status at September 30, 2011, totaled $31.0 million, an increase of $11.2 million, from the December 31, 2010 balance of $19.8 million. The following tables set forth delinquencies for accruing loans by type and by amount at September 30, 2011, and December 31, 2010 (dollars in thousands).

	September 30, 2011
	30 to 89 Days	90 Days and Over	Total
Real estate loans:
Commercial	$12,595	$—	$12,595
One- to four-family residential	4,925	—	4,925
Construction and land	3,072	—	3,072
Multifamily	8,006	—	8,006
Home equity and lines of credit	100	1,491	1,591
Commercial and industrial loans	1,633	104	1,737
Insurance premium loans	606	—	606
Other loans	36	—	36

Total delinquent accruing loans	$30,973	$1,595	$32,568

	December 31, 2010
	30 to 89 Days	90 Days and Over	Total
Real estate loans:
Commercial	$8,970	$—	$8,970
One- to four-family residential	2,575	1,108	3,683
Construction and land	499	404	903
Multifamily	6,194	—	6,194
Home equity and lines of credit	262	59	321
Commercial and industrial loans	536	38	574
Insurance premium loans	660	—	660

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
     Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis. The Bank’s borrowed funds, excluding capitalized lease obligations, were $452.3 million at September 30, 2011, at a weighted average interest rate of 2.79%. A total of $68.0 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations, were $389.3 million at December 31, 2010. The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $452.6 million, utilizing unencumbered securities of $450.8 million and multifamily loans of $47.5 million at September 30, 2011. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
     Capital Resources. At September 30, 2011, and December 31, 2010, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

			Minimum
		Minimum	Required to Be
		Required for	Well Capitalized
		Capital	under Prompt
	Actual	Adequacy	Corrective Action
	Ratio	Purposes	Provisions
As of September 30, 2011:
Tangible capital to tangible assets	13.56%	1.50%	NA
Tier 1 capital (core) — (to adjusted assets)	13.56	4.00	5.00
Total capital (to risk-weighted assets)	27.06	8.00	10.00

As of December 31, 2010:
Tangible capital to tangible assets	13.43%	1.50%	NA
Tier 1 capital (core) — (to adjusted assets)	13.43	4.00	5.00
Total capital (to risk-weighted assets)	27.39	8.00	10.00
Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.
     The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2011:

			One to less	Three to
		Less than	than Three	less than	Five Years
Contractual Obligation	Total	One Year	Years	Five Years	and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$452,300	$68,000	$180,800	$191,500	$12,000
Commitments to originate loans	$37,762	$37,762	$—	$—	$—
Commitments to fund unused lines of credit	$30,039	$30,039	$—	$—	$—
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
     As of September 30, 2011, we serviced $44.5 million of loans for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At September 30, 2011, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.
     For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale funding. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management risk committee, comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Chief Operating Officer/Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of director’s the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
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
     The table below sets forth, as of September 30, 2011, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
					Estimated
Change in	Estimated	Estimated		Estimated	NPV/Present	Net Interest
Interest Rates	Present Value	Present Value	Estimated	Change In	Value of	Income Percent
(basis points)	of Assets	of Liabilities	NPV	NPV	Assets Ratio	Change
+ 400	$2,120,210	$1,781,071	$339,139	$(123,939)	16.00%	-13.41%
+ 300	2,173,323	1,811,716	361,607	(101,471)	16.64	-9.68
+ 200	2,238,528	1,843,386	395,142	(67,936)	17.65	-5.78
+ 100	2,308,461	1,876,126	432,335	(30,743)	18.73	-2.30
0	2,373,065	1,909,987	463,078	—	19.51	0.00
- 100	2,403,607	1,940,416	463,191	113	19.27	-2.06
     The table above indicates that at September 30, 2011, in the event of a 300 basis point increase in interest rates, we would experience a 287 basis point decrease in NPV ratio (19.51% versus 16.64%), and a 9.68% decrease in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 24 basis point decrease in NPV ratio (19.51% versus 19.27%) and a 2.06% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock. At September 30, 2011, we were in compliance with all board approved policies with respect to interest rate risk management.
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

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
     During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 1A. RISK FACTORS
     The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured, or guaranteed by certain related institutions, agencies, and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.
     On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Company. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by such instruments, in addition to affecting the pricing of that funding when it is available. We cannot predict if, when, or how these changes to the credit ratings will affect economic conditions.
     Except as disclosed above in this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended September 30, 2011.

			(c) Total Number of
			Shares Purchased	(d) Maximum Number
	(a) Total Number	(b) Average	as Part of Publicly	of Shares that May Yet
	of Shares	Price Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs(1)	Plans or Programs(1)
July 1, 2011, through July 31, 2011	64,450	$13.75	64,450	1,049,937
August 1, 2011, through August 31, 2011	817,820	13.58	817,820	232,117
September 1, 2011, through September 30, 2011	274,767	12.70	274,767	2,023,729

Total	1,157,037	$13.38	1,157,037

(1)	On September 9, 2011 the Board of Directors of the Company authorized the continuance of the stock repurchase program. Under the program, the Company intends to repurchase up to 2,066,379 additional shares, representing approximately 5% of its outstanding shares following the repurchase of the remaining shares authorized under the existing stock repurchase program announced on October 27, 2010. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan.

As of September 30, 2011, under its current repurchase plan, the Company has repurchased 2,284,450 shares of its stock at an average price of $13.43 per share. The Company has repurchased a total of 4,368,077 shares of its common stock (under its current and prior repurchase plans) at an average price of $12.73 per share.
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
Date: November 9, 2011
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