Form 10-K
period 2011-12-31
Northfield Bancorp, Inc.
filed 2012-03-15
CIK 1401700

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2011 was $233,856,928.

As of March 9, 2012, there were outstanding 40,437,576 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

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

•

legislative or regulatory changes that adversely affect our business including increased compliance costs, increased capital requirements and restrictions on our ability to pay dividends and the ability of Northfield Bancorp, MHC to waive dividends;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board (FASB), the Public Company Accounting Oversight Board (PCAOB) or other promulgating authorities;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation, and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events or otherwise.

Northfield Bancorp, MHC

Northfield Bancorp, MHC is a federally-chartered mutual holding company and owned approximately 61% of the outstanding shares of common stock of Northfield Bancorp, Inc., as of December 31, 2011. Northfield Bancorp, MHC has not engaged in any significant business activity other than owning the common stock of Northfield Bancorp, Inc., and does not intend to expand its business activities at this time. So long as Northfield Bancorp, MHC exists, it is required to own a majority of the voting stock of Northfield Bancorp, Inc. The home office of Northfield Bancorp, MHC is located at 1731 Victory Boulevard, Staten Island, New York 10314, and its telephone number is (718) 448-1000. Northfield Bancorp, MHC is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Northfield Bancorp, Inc.

Northfield Bancorp, Inc. is a federal corporation that completed its initial public stock offering on November 7, 2007. Northfield Bancorp, Inc.’s home office is located at 1410 St. Georges Avenue, Avenel, New Jersey 07001 and its telephone number is (732) 499-7200. Northfield Bancorp, Inc.’s significant business activities have been holding the common stock of Northfield Bank and investing the proceeds from its initial public offering. Northfield Bancorp, Inc., as the holding company of Northfield Bank, is authorized to pursue other business activities permitted by applicable laws and regulations for subsidiaries of federally-chartered mutual holding companies, which may include the acquisition of banking and financial services companies. In addition to Northfield Bank, Northfield Bancorp, Inc. also owns Northfield Investments, Inc., a New Jersey investment company, which currently is inactive. When we use the term “Company,” “we,” or “our” we are referring to the activities of Northfield Bancorp, Inc. and its consolidated subsidiaries. When we refer to the “holding company” we are referring to the stand-alone activities of Northfield Bancorp, Inc. When we refer to the “Bank” we are referring to the activities of Northfield Bank and its consolidated subsidiaries.

Holding Company cash flow depends on earnings on our investments and from dividends received from Northfield Bank. Northfield Bancorp, Inc. neither owns nor leases any property from outside parties, but instead uses the premises, equipment, and furniture of the Bank. At the present time, we employ as officers only certain persons who are also officers of the Bank and we use the support staff of the Bank from time to time. These persons are not separately compensated by Northfield Bancorp, Inc. Northfield Bancorp, Inc. reimburses the Bank for significant costs incurred by the Bank on its behalf. Northfield Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future. Northfield Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Northfield Bank

The Bank was organized in 1887 and is a federally chartered savings bank. Northfield Bank conducts business primarily from its home office located at 1731 Victory Boulevard, Staten Island, New York 10314, its operations center located at 581 Main Street, Woodbridge, NJ 07095, and its 23 additional branch offices located in New York and New Jersey. The branch offices are located in the New York counties of Richmond (Staten Island) and Kings (Brooklyn) and the New Jersey counties of Union and Middlesex. The telephone number of the Bank’s home office is (718) 448-1000. The Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (OCC).

The Bank’s principal business consists of gathering deposits, and to a lesser extent, borrowing funds, and using such funds to originate multifamily real estate loans and commercial real estate loans, purchase investment securities including mortgage-backed securities and corporate bonds, as well as depositing funds in other financial institutions. The Bank also offers, to a lesser extent, construction and land loans, commercial and industrial loans, one- to four-family residential mortgage loans, and home equity loans and lines of credit. The Bank offers a variety of deposit accounts, including certificates of deposit, passbook, statement, and money market savings accounts, transaction deposit accounts (negotiable orders of withdrawal (NOW) accounts and non-interest bearing demand accounts), individual retirement accounts, and to a lesser extent when it is deemed cost effective, brokered deposits. Deposits are the Bank’s primary source of funds for its lending and investing activities. The Bank also uses borrowings as a source of funds, principally from the securities sold under agreements to repurchase (repurchase agreements) with third party financial institutions and Federal Home Loan Bank of New York (FHLB) advances. The Bank owns 100% of NSB Services Corp., which, in turn, owns 100% of the voting common stock of a real estate investment trust, NSB Realty Trust, which holds primarily mortgage loans and other real estate related investments.

On October 14, 2011, the Bank assumed all of the deposits and acquired essentially all of the assets of a failed New Jersey State-chartered bank, from the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for the failed bank, pursuant to the terms of the Purchase and Assumption Agreement, dated October 14, 2011, between the Bank and the FDIC.

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

Market Area and Competition

We have been in business for over 125 years, offering a variety of financial products and services to meet the needs of the communities we serve. Our retail banking network consists of multiple delivery channels including full-service banking offices, automated teller machines, mobile, and telephone and internet banking capabilities. We consider our competitive products and pricing, branch network, reputation for superior customer service and financial strength, as our major strengths in attracting and retaining customers in our market areas.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in the New York Counties of Richmond (Staten Island) and Kings (Brooklyn), and Union and Middlesex Counties in New Jersey. As of June 30, 2011 (the latest date for which information is publicly available), we ranked fifth in deposit market share in Staten Island with a 10.58% market share and we had a 0.27% market share in Brooklyn, New York. In Middlesex and Union Counties in New Jersey, as of June 30, 2011, we had a combined market share of 0.84%.

While the disruption in the financial markets and the slow recovery of the economy has negatively impacted the banking industry, it has created other opportunities for the Bank. With many lenders reducing their lending, we have continued lending to qualified borrowers and increased the number of new customers and new loans. While our lending has increased in the current environment, we remain focused on maintaining our loan underwriting standards. We do not originate or purchase sub-prime loans, negative amortization loans or option ARM loans. The slow recovery of the economy and increased competition for high quality loans could make it more difficult in the future to maintain the loan growth we experienced during 2011 and 2010.

Lending Activities

Our principal lending activity is the origination of multifamily real estate loans and, to a lesser extent, commercial real estate loans. We also originate one- to four-family residential real estate loans, construction and land loans, commercial and industrial loans, and home equity loans and lines of credit. In October 2009, we began to offer loans to finance premiums on insurance policies, including commercial property and casualty insurance, and professional liability insurance. At the end of December 2011, the Bank stopped originating loans to finance premiums on insurance policies and in February 2012 and sold the majority of its insurance premium loans at par value.

Loan Originations, Purchases, Sales, Participations, and Servicing.    All loans we originate for our portfolio are underwritten pursuant to our policies and procedures. In addition, all loans we originate under an origination assistance agreement with a third party underwriter, conform to secondary market underwriting standards, whereby the third party underwriter processes and underwrites one- to four-family residential real estate loans, we fund the loans at origination, and elect either to portfolio the loans or sell them to the third party underwriter. Prior to entering into the origination assistance agreement with this third party underwriter in 2010, the Bank was a participating seller/servicer with Freddie Mac, and generally underwrote its one- to four-family residential real estate loans to conform with Freddie Mac standards. We may, based on proper approvals, approve loans with exceptions to our policies and procedures. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent on the relative customer demand for such loans, which is affected by various factors including current market interest rates as well as anticipated future market interest rates. Our loan origination and sales activity may be adversely affected by changes in economic conditions that results in decreased loan demand. Our home equity loans and lines of credit typically are generated through direct mail advertisements, newspaper advertisements, and referrals from branch personnel. A significant portion of our commercial real estate loans and multifamily real estate loans are generated by referrals from loan brokers, accountants, and other professional contacts.

We generally retain in our portfolio all adjustable-rate loans we originate, as well as shorter-term, fixed-rate residential loans (terms of 10 years or less). Loans we sell consist primarily of conforming, longer-term, fixed-rate residential loans. We sold $11.2 million of one- to four-family residential real estate loans (generally fixed-rate loans, with terms of 15 years or longer) during the year ended December 31, 2011, and had $3.9 million of loans held-for-sale at December 31, 2011 consisting of $3.4 million in non-performing commercial real estate loans and $451,000 of one-to four-family loans.

We sell our loans without recourse, except for standard representations and warranties provided in secondary market transactions. Currently, we do not retain any servicing rights on one- to four-family residential real estate loans we sell. At December 31, 2011, we were servicing loans owned by others which consisted of $41.3 million of one-to-four-family residential real estate loans. Historically, the origination of loans held-for-sale and related servicing activity has not been material to our operations. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremediated defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

During the fourth quarter of 2011, the Company purchased a loan portfolio, with deteriorated credit quality, from the Federal Deposit Insurance Corporation, herein referred to as purchased credit-impaired loans (“PCI loans”), additionally the Company transferred certain loans, previously originated and designated by the Company as held-for-investment, to held-for-sale. The accounting and reporting for both of these groups of loans differs substantially from those loans originated and classified by the Company as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) PCI loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, (2) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, and (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses.

Loan Approval Procedures and Authority.    The Bank’s lending activities follow written, non-discriminatory underwriting standards established by the Bank’s board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan, if any. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history, and information on the historical and projected income and expenses of the borrower.

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

The board of directors maintains a loan committee consisting of five bank directors to periodically review and recommend for approval the Company’s policies related to lending (collectively, the “loan policies”) as prepared by management; approve or reject loan applicants meeting certain criteria; monitor loan quality including concentrations, and certain other aspects of the lending functions of the Company, as applicable. The Bank’s senior vice presidents have individual lending authority that is approved by the board of directors.

Loan Portfolio Composition.    The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $3.9 million, $1.2 million, $0, $0, and $270,000 at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Multifamily	$458,370	42.72%	$283,588	34.30%	$178,401	24.48%	$108,534	18.41%	$14,164	3.34%
Commercial	327,074	30.48	339,321	41.04	327,802	44.99	289,123	49.05	243,902	57.50
One- to four-family residential	72,592	6.77	78,032	9.44	90,898	12.48	103,128	17.49	95,246	22.45
Home equity and lines of credit	29,666	2.76	28,125	3.40	26,118	3.58	24,182	4.10	12,797	3.02
Construction and land	23,460	2.19	35,054	4.24	44,548	6.11	52,158	8.85	44,850	10.57
Commercial and industrial loans	12,710	1.18	17,020	2.06	19,252	2.64	11,025	1.87	11,397	2.69
Insurance premium finance	59,096	5.51	44,517	5.39	40,382	5.54	—	—	—	—
Other loans	1,496	0.14	1,062	0.13	1,299	0.18	1,339	0.23	1,842	0.43
Purchase credit-impaired (PCI) loans	88,522	8.25	—	—	—	—	—	—	—	—

Total loans	1,072,986	100.00%	826,719	100.00%	728,700	100.00%	589,489	100.00%	424,198	100.00%

Other items:
Deferred loan costs (fees), net	1,481		872		569		495		131
Allowance for loan losses	(26,836)		(21,819)		(15,414)		(8,778)		(5,636)

Net loans held-for- investment	$1,047,631		$805,772		$713,855		$581,206		$418,693

PCI loans consist of approximately 37% commercial real estate, 53% commercial and industrial loans with the remaining balance in residential and home equity loans.

Loan Portfolio Maturities.    The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans (loans having no stated repayment schedule or maturity) and overdraft loans are reported as being due in the year ending December 31, 2012. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Multifamily		Commercial Real Estate		One- to Four- Family Residential		Home Equity and Lines of Credit		Construction and Land
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2012	$1,191	6.14%	$12,061	5.62%	$6,958	6.74%	$963	7.10%	$10,973	7.81%
2013	1,798	5.51	4,803	6.21	239	5.11	226	5.54	683	6.96
2014	1,498	6.00	216	6.38	364	5.93	662	4.47	1,686	5.88
2015 to 2016	910	5.73	3,516	5.40	1,356	6.10	802	4.47	3,241	6.17
2017 to 2021	11,100	6.06	19,302	4.97	11,491	5.23	4,337	5.16	—	—
2022 to 2026	34,609	5.50	33,384	6.02	6,209	5.22	7,316	4.96	752	6.48
2027 and beyond	407,264	5.42	253,792	6.15	45,975	5.53	15,360	4.16	6,125	5.65

Total	$458,370	5.45%	$327,074	6.04%	$72,592	5.58%	$29,666	4.62%	$23,460	6.81%

	Commercial and Industrial		Insurance Premium		Other		Purchase Credit- Impaired(1)		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due during the years ending December 31,
2012	$2,658	8.20%	$59,082	6.67%	$1,068	7.55%	$9,566	8.46%	$104,520	6.70%
2013	1,867	4.06	5	8.07	—	—	3,504	7.48	13,125	6.19
2014	1,133	6.76	7	4.99	5	6.00	2,714	7.29	8,285	6.42
2015 to 2016	698	6.00	—	—	5	12.00	5,179	8.23	15,707	6.58
2017 to 2021	2,084	4.38	2	12.00	91	5.97	22,196	7.83	70,603	6.04
2022 to 2026	3,605	6.89	—	—	—	—	6,301	7.26	92,176	5.81
2027 and beyond	665	5.90	—	—	327	4.27	39,062	7.44	768,570	5.78

Total	$12,710	6.22%	$59,096	6.67%	$1,496	6.75%	$88,522	7.68%	$1,072,986	5.91%

(1)	represents estimated accretable yield.

The Company has a total of $768.6 million in loans due to mature in 2027 and beyond, of which $25.8 million, or 3.36% are fixed rate loans.

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011, that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Real estate loans:
Multifamily	$32,380	$424,799	$457,179
Commercial	31,423	283,590	315,013
One- to four-family residential	29,465	36,169	65,634
Home equity and lines of credit	14,062	14,641	28,703
Construction and land	1,984	10,503	12,487
Commercial and industrial loans	2,046	8,006	10,052
Insurance premium loans	14	—	14
Other loans	428	—	428
Purchase credit-impaired (PCI) loans	60,902	18,054	78,956

Total loans	$172,704	$795,762	$968,466

Multifamily Real Estate Loans.    In recent years, the Company has focused on originating multifamily real estate loans. Loans secured by multifamily properties totaled approximately $458.4 million, or 42.72% of our total loan portfolio at December 31, 2011. The Company includes in this category mixed use properties having more than four residential family units and a business or businesses where the majority of space is utilized for residential purposes. At December 31, 2011, we had 448 multifamily real estate loans with an average loan balance of approximately $1.0 million. At December 31, 2011, our largest multifamily real estate loan had a principal balance of $15.0 million and was performing in accordance with its original contractual terms. Substantially all of our multifamily real estate loans are secured by properties located in our market areas.

Our multifamily real estate loans typically amortize over 20 to 30 years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board. Variable rate loans originated subsequent to 2008 generally have been indexed to the five-year LIBOR swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our multifamily real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and have prepayment penalties should the loan be prepaid in the initial five years.

In underwriting multifamily real estate loans, we consider a number of factors, including the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 115%), the age and condition of the collateral, the financial resources and income level of the borrower, and the borrower’s experience in owning or managing similar properties. Multifamily real estate loans generally are originated in amounts up to 75% of the appraised value of the property securing the loan. Due to competitor considerations, as is customary in our marketplace, we typically do not obtain personal guarantees from multifamily real estate borrowers.

Loans secured by multifamily real estate properties generally have less credit risk than other commercial real estate loans. The repayment of loans secured by multifamily real estate properties typically depends on the successful operation of the property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

In a ruling that was contrary to a 1996 advisory opinion from the New York State Division of Housing and Community Renewal that owners of housing units who benefited from the receipt of “J-51” tax incentives under the Rent Stabilization Law are eligible to decontrol apartments, the New York State Court of Appeals ruled, on

October 22, 2009, that residential housing units located in two major housing complexes in New York City had been illegally decontrolled by the current and previous property owners. This ruling may subject other property owners that have previously or are currently benefiting from a J-51 tax incentive to litigation, possibly resulting in a significant reduction to property cash flows. Based on management’s assessment of its multifamily loan portfolio, it believes that only one loan may be affected by the recent ruling regarding J-51. The loan has a principal balance of $7.6 million at December 31, 2011, and is performing in accordance with its original contractual terms.

Commercial Real Estate Loans.    Commercial real estate loans totaled $327.1 million, or 30.48% of our loan portfolio as of December 31, 2011. At December 31, 2011, our commercial real estate loan portfolio consisted of 361 loans with an average loan balance of approximately $906,000, although there are a large number of loans with balances substantially greater than this average. At December 31, 2011, our largest commercial real estate loan had a principal balance of $9.3 million, was secured by a hotel, and was performing in accordance with its original contractual terms.

Substantially all of our commercial real estate loans are secured by properties located in our primary market areas.

The table below sets forth the property types collateralizing our commercial real estate loans as of December 31, 2011.

	At December 31, 2011
	Amount	Percent
	(Dollars in thousands)
Manufacturing	$50,407	15.4%
Office Building	68,531	20.9
Warehousing	38,798	11.9
Mixed Use	10,269	3.1
Accommodations	29,156	8.9
Retail	46,434	14.2
Services	19,235	5.9
Restaurant	11,980	3.7
Schools/Day Care	14,076	4.3
Recreational	4,347	1.3
Residential	15,674	4.8
Other	18,167	5.6

	$327,074	100.00%

Our commercial real estate loans typically amortize over 20 to 25 years with interest rates that adjust after an initial five- or 10-year period, and every five years thereafter. Margins generally range from 275 basis points to 350 basis points above the average yield on United States Treasury securities, adjusted to a constant maturity of similar term, as published by the Federal Reserve Board. Variable rate loans originated subsequent to 2008 have generally been indexed to the five year London Interbank Offered Rate (LIBOR) swaps rate as published in the Federal Reserve Statistical Release adjusted for a negotiated margin. We also originate, to a lesser extent, 10- to 15-year fixed-rate, fully amortizing loans. In general, our commercial real estate loans have interest rate floors equal to the interest rate on the date the loan is originated, and generally have prepayment penalties if the loan is repaid in the initial five years.

In the underwriting of commercial real estate loans, we generally lend up to the lesser of 75% of the property’s appraised value or purchase price. Certain single use property types have lower loan to appraised value ratios. We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor, when applicable, and property expenses we deem appropriate. Personal guarantees are usually obtained from commercial real estate borrowers. We require title insurance, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property. Although a significant portion of our commercial real estate loans are referred by brokers, we underwrite all commercial real estate loans in accordance with our underwriting standards.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential real estate loans. Commercial real estate loans generally have greater credit risk compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property or business, as repayment of the loan generally depends on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender may affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than for residential properties.

Construction and Land Loans.    At December 31, 2011, construction and land loans totaled $23.5 million, or 2.19% of total loans receivable. At December 31, 2011, the additional un-advanced portion of these construction loans totaled $5.0 million. At December 31, 2011, we had 22 construction and land loans with an average loan balance of approximately $1.1 million. At December 31, 2011, our largest construction and land loan had a principal balance of $4.6 million and was for the purpose of refinancing a land loan. This loan is performing in accordance with its original contractual terms.

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

Construction and land loans generally carry higher interest rates and have shorter terms than one- to four- family residential real estate loans. Construction and land loans have greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the real estate value at completion of construction as compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction costs is inaccurate, we may decide to advance additional funds beyond the amount originally committed in order to protect the value of the real estate. However, if the estimated value of the completed project is inaccurate, the borrower may hold the real estate with a value that is insufficient to assure full repayment of the construction loan upon its sale. In the event we make a land acquisition loan on real estate that is not yet approved for the planned development, there is a risk that approvals will not be granted or will be delayed. Construction loans also expose us to a risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the real estate may not occur as anticipated and the market value of collateral, when completed, may be less that the outstanding loans against the real estate and there may be no permanent financing available upon completion. Substantially all of our construction and land loans are secured by real estate located in our primary market areas.

Commercial and Industrial Loans.    At December 31, 2011, commercial and industrial loans totaled $12.7 million, or 1.18% of the total loan portfolio. As of December 31, 2011, we had 83 commercial and industrial loans with an average loan balance of approximately $153,000, although we originate these types of loans in amounts substantially greater and smaller than this average. At December 31, 2011, our largest commercial and industrial loan had a principal balance of $2.7 million and was performing in accordance with its original contractual terms.

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

Insurance premium loans.    At December 31, 2011, insurance premium loans totaled $59.1 million, or 5.51% of the total loan portfolio. As of December 31, 2011, we had 8,892 insurance premium loans with an average loan balance of approximately $6,600, although we originate these types of loans in amounts substantially greater and smaller than this average. At December 31, 2011, our largest insurance premium loan had a principal balance of $1.3 million and was performing in accordance with its original contractual terms.

On February 15, 2012, the Company sold the majority of its portfolio of insurance premium finance loans, except for $1.7 million of cancelled loans and $4.3 million of loans originated to obligors residing in states where the purchaser is awaiting approval to own premium finance loans (“Excluded Loans”). At February 15, 2012, the sold loans had a carrying value of approximately $42.0 million. The Excluded Loans will be sold when the purchaser obtains approval to own them with the exception of cancelled loans. Cancelled loans will be held by the Bank until their ultimate resolution, which is generally a payment from the insurance carrier in the amount of the unearned premiums which generally exceeds the loan balance.

One- to Four-Family Residential Real Estate Loans.    At December 31, 2011, we had 405 one-to-four-family residential real estate loans outstanding with an aggregate balance of $72.6 million, or 6.77% of our total loan portfolio. As of December 31, 2011, the average balance of one- to four-family residential real estate loans was approximately $179,000, although we have originated this type of loan in amounts substantially greater and smaller than this average. At December 31, 2011, our largest loan of this type had a principal balance of $2.3 million and was performing in accordance with its original contractual terms.

For all one-to-four-family loans originated through the origination assistance agreement with the third party underwriter, upon receipt of a completed loan application from a prospective borrower: (1) a credit report is reviewed; (2) income, assets, indebtedness and certain other information are reviewed; (3) if necessary, additional financial information is required of the borrower; and (4) an appraisal of the real estate intended to secure the proposed loan is ordered from an independent appraiser. One-to-four-family loans sold to the third party underwriter under a Loan and Servicing Rights Purchase and Sale Agreement totaled $11.2 million during the year ended December 31, 2011. As of December 31, 2011, the Bank’s portfolio of one- to four-family mortgage loans serviced for others totaled $41.3 million.

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

Home Equity Loans and Lines of Credit.    At December 31, 2011, we had 510 home equity loans and lines of credit with an aggregate outstanding balance of $29.7 million, or 2.76% of our total loan portfolio. Of this total, there were outstanding home equity lines of credit of $15.8 million, or 1.47% of our total loan portfolio. At December 31, 2011, the average home equity loan and line of credit balance was approximately $58,000, although we originate these types of loans in amounts substantially greater and lower than this average. At December 31, 2011, our largest home equity line of credit outstanding was $1.5 million and on non-accrual status. At December 31, 2011 our largest home equity loan was $275,000 and was performing in accordance with its original contractual terms.

We offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence or second home. Home equity lines of credit are variable rate loans tied to a prime rate index as published in the Wall Street Journal adjusted for a margin, and have a maximum term of 20 years during which time the borrower is required to make principal payments based on a 20-year amortization. Home equity lines generally have interest rate floors and ceilings. The borrower is permitted to draw against the line during the entire term on originations occurring prior to June 15, 2011. Home equity loans originated from June 15, 2011 forward, the borrower is only permitted to draw against the line for the initial 10 years. Our home equity loans typically are fully amortizing with fixed terms to 20 years. Home equity loans and lines of credit generally are underwritten with the same criteria we use to underwrite fixed-rate, one- to four-family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of 80% when combined with the principal balance of the existing mortgage loan. We appraise (or obtain an automated valuation model for) the property securing the loan at the time of the loan application to determine the value of the property. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Purchased credit-impaired (PCI) Loans.

PCI loans are accounted for in accordance with Accounting Standards Codification (ASC) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality. PCI loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., allowance for loan losses). Under ASC Subtopic 310-30, the PCI loans were aggregated and accounted for as pools of loans based on common risk characteristics. The PCI loans had a carrying balance of approximately $88.5 million at December 31, 2011 or 8.25% of our total loan portfolio. PCI loans consist of approximately 37% commercial real estate, 53% commercial and industrial loans with the remaining balance in residential and home equity loans. At December 31, 2011, based on recorded contractual principal, 9.0% of PCI loans were past due 30 to 89 days, and 16.1% were past due 90 days or more.

The difference between the undiscounted cash flows expected at acquisition and the investment in the PCI loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of the loans in each pool. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses.

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

Generally, loans (excluding PCI loans) are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans also are placed on non-accrual status at any time if the ultimate collection of principal or interest in full is in doubt. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received, and only if the principal balance is deemed fully collectible. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Chief Lending Officer reports monitored loans, including all loans rated watch, special mention, substandard, doubtful or loss, to the loan committee of the board of directors on a monthly basis.

For economic reasons and to maximize the recovery of loans, the Bank works with borrowers experiencing financial difficulties, and will consider modifications to a borrower’s existing loan terms and conditions that it would not otherwise consider, commonly referred to as troubled debt restructurings (“TDR”). The Bank records an impairment loss associated with TDRs, if any, based on the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value, less cost to sell, if the loan is collateral dependent. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period.

PCI loans are subject to our internal credit review. If and when unexpected credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration on a pool of acquired PCI loan pools as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans. Subsequent increases in the expected cash flows of the loans in that pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted prospectively as a yield adjustment.

We consider our PCI loans to be performing due to the application of the yield accretion method under FASB Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). ASC Topic 310-30 allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by the former Company are no longer classified as non-performing because, at the respective dates of acquisition, we believed that we would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC Topic 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

Non-Performing and Restructured Loans excluding PCI Loans.    The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At December 31, 2011, 2010, 2009, 2008, and 2007, we had troubled debt restructurings of $23.3 million, $20.0 million, $10.7 million, $1.0 million, and $1.3 million, respectively, which are included in the appropriate categories which appear within non-accrual loans. Additionally, we had $18.3 million, $11.2 million and $7.3 million of troubled debt restructurings on accrual status at December 31, 2011, 2010 and 2009, respectively, which do not appear in the table below. We had no troubled debt restructurings on accrual status at December 31, 2008 and 2007. Generally, the types of concessions that we make to troubled borrowers include reduction in interest rates and payment extensions. At December 31, 2011, 81% of TDRs are commercial real estate loans, 4% are construction loans, 5% are multifamily loans, 4% are commercial and industrial loans, and 6% are one- to four-family residential loans. At December 31, 2011, $12.7 million of the $18.3 million of accruing troubled debt restructurings, and $19.2 million of the $23.3 million of non-accruing troubled debt restructurings, were performing in accordance with their restructured terms.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$34,659	$46,388	$28,802	$4,416	$4,792
One- to four-family residential	1,338	1,275	2,066	1,093	231
Construction and land	2,131	5,122	6,843	2,675	3,436
Multifamily	2,175	4,863	2,118	1,131	—
Home equity and lines of credit	1,766	181	62	100	104
Commercial and industrial loans	1,575	1,323	1,740	86	43
Insurance premium loans	137	129	—	—	—
Other loans	—	—	—	1	—

Total non-accrual loans	43,781	59,281	41,631	9,502	8,606

Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	13	—	—	—	—
One- to four-family residential	—	1,108	—	—	—
Construction and land	—	404			753
Multifamily	72	—	—	137	—
Home equity and lines of credit	—	59	—	—	—
Commercial and industrial loans	—	38	191	—	475

Total loans delinquent 90 days or more and still accruing	85	1,609	191	137	1,228

Total non-performing loans	43,866	60,890	41,822	9,639	9,834

Other real estate owned	3,359	171	1,938	1,071	—

Total non-performing assets	$47,225	$61,061	$43,760	$10,710	$9,834

Ratios:
Non-performing loans to total loans held-for-investment, net	4.07%	7.36%	5.73%	1.63%	2.32%
Non-performing loans to orginated loans held-for-investment	4.43	7.36	5.73	1.63	2.32
Non-performing assets to total assets	1.99	2.72	2.19	0.61	0.71
Total assets	$2,376,918	$2,247,167	$2,002,274	$1,757,761	$1,386,918
Loans held-for-investment, net	$1,074,467	$827,591	$729,269	$589,984	$424,329

At December 31, 2011, based on recorded contractual principal, 9.0% of PCI loans were past due 30 to 89 days, and 16.1% were past due 90 days or more, as compared to 8.0% and 13.9% at October 14, 2011. The amount and timing of expected cash flows as of December 31, 2011 did not change significantly from the October 2011 acquisition date.

The table below sets forth the property types collateralizing non-accrual commercial real estate loans at December 31, 2011.

	At December 31, 2011
	Amount	Percent
	(in thousands)
Manufacturing	$15,109	43.6%
Office building	5,131	14.8
Restaurant	3,212	9.3
Services	3,337	9.6
Warehouse	1,871	5.4
Recreational	3,401	9.8
Other	2,598	7.5

Total	$34,659	100.0%

Other Real Estate Owned.    Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. On the date property is acquired it is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair value result in charges to expense after acquisition. Other real estate owned amounted to 13 properties totaling $3.4 million at December 31, 2011, as compared to $171,000 at December 31, 2010. December 31, 2011 amount includes properties totaling approximately $1.2 million acquired from the FDIC-assisted acquisition,.

Potential Problem Loans and Classification of Assets.    The current economic environment continues to negatively affect certain borrowers. Our loan officers and credit administration department continue to monitor their loan portfolios, including evaluation of borrowers’ business operations, current financial condition, underlying values of any collateral, and assessment of their financial prospects in the current and deteriorating economic environment. Based on these evaluations, we determine an appropriate strategy to assist borrowers, with the objective of maximizing the recovery of the related loan balances.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are designated as special mention. On the basis of our review of our assets at December 31, 2011, classified assets consisted of substandard assets of $36.0 million and no doubtful or loss assets. None of the classified assets were non-performing at December 31, 2011. We also had $36.8 million of assets designated as special mention.

Our determination as to the classification of our assets (and the amount of our loss allowances) will be subject to review by our principal federal regulator, the Office of the Comptroller of the Currency (“OCC”), which can require that we adjust our classification and related loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Allowance for Loan Losses

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of the following two components:

(1) Allowances are established for impaired loans (generally defined by the company as non-accrual loans with an outstanding balance of $500,000 or greater). The amount of impairment provided is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell), if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. Generally, the Company charges down a loan to the estimated fair value of the underlying collateral, less costs to sell, and maintains an allowance for loan losses for expected losses related to discounts to facilitate a sale of the property.

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

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the FDIC for institutions both nationally and in our market area for periods that are believed to have been under similar economic conditions.

We evaluate the allowance for loan losses based on the combined total of the impaired and general components for originated loans. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses. The OCC may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last regulatory examination was as of September 30, 2011.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$21,819	$15,414	$8,778	$5,636	$5,030

Charge-offs:
Commercial real estate	(5,398)	(987)	(1,348)	(1,002)	—
One- to four-family residential	(101)	—	(63)	—	—
Construction and land	(693)	(443)	(686)	(761)	—
Multifamily	(718)	(2,132)	(164)	—	—
Insurance premium finance loans	(70)	(101)	—	—	—
Commercial and industrial	(638)	(36)	(141)	(165)	(814)
Home equity and lines of credit	(62)	—	—	—	—
Other	—	—	—	(12)	(22)

Total charge-offs	(7,680)	(3,699)	(2,402)	(1,940)	(836)
Recoveries:
Commercial real estate	55	—	—	—	—
Commercial and industrial	23	—	—	—	—
Insurance premium finance loans	30	20	—	—	—

Total recoveries	108	20	—	—	—

Net (charge-offs) recoveries	(7,572)	(3,679)	(2,402)	(1,940)	(836)
Provision for loan losses	12,589	10,084	9,038	5,082	1,442

Balance at end of year	$26,836	$21,819	$15,414	$8,778	$5,636

Ratios:
Net charge-offs to average loans outstanding	0.78%	0.47%	0.37%	0.38%	0.20%
Allowance for loan losses to non-performing loans held-for- investment at end of year	66.40	35.83	36.86	91.07	57.31
Allowance for loan losses to originated loans held-for- investment, net at end of year	2.72	2.64	2.11	1.49	1.33
Allowance for loan losses to total loans held-for- investment at end of year	2.50	2.64	2.11	1.49	1.33

As of December 31, 2011, the Company did not provide any allowance for loan losses for PCI loans acquired in October 2011 as the estimated cash flows by loan pool remained consistent with those estimated at date of acquisition. Loans held-for-sale are excluded from the allowance for loan losses coverage ratios in the table above.

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

	At December 31,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$14,120	30.48%	$12,654	41.04%	$8,403	44.99%
One- to four-family residential	967	6.77	570	9.44	163	12.48
Construction and land	1,189	2.19	1,855	4.24	2,409	6.11
Multifamily	6,772	42.72	5,137	34.30	1,866	24.48
Home equity and lines of credit	418	2.76	242	3.40	210	3.58
Commercial and industrial	2,035	1.18	719	2.06	1,877	2.64
Insurance premium finance	186	5.51	111	5.39	101	5.54
Other	40	0.14	28	0.13	34	0.18
PCI	—	8.25	—	—	—	—

Total allocated allowance	25,727	100.00%	21,316	100.00%	15,063	100.00%

Unallocated	1,109		503		351

Total	$26,836		$21,819		$15,414

	At December 31,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Real estate loans:
Commercial	$5,176	49.05%	$3,456	57.50%
One- to four-family residential	131	17.49	60	22.45
Construction and land	1,982	8.85	1,461	10.57
Multifamily	788	18.41	99	3.34
Home equity and lines of credit	146	4.10	38	3.02
Commercial and industrial	523	1.87	484	2.69
Insurance premium finance	—	—	—	—
Other	32	0.23	38	0.43
PCI	—	—	—	—

Total allocated allowance	8,778	100.00%	5,636	100.00%

Unallocated	—		—

Total	$8,778		$5,636

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

Our current investment policy permits investments in mortgage-backed securities, including pass-through securities and real estate mortgage investment conduits (REMICs). The investment policy also permits, with certain limitations, investments in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises (GSEs), asset-backed securities, money market mutual funds, federal funds, investment grade corporate bonds, reverse repurchase agreements, and certificates of deposit.

The Bank’s investment policy does not permit investment in municipal bonds, preferred and common stock of other entities including U.S. Government sponsored enterprises or equity securities other than our required investment in the common stock of the Federal Home Loan Bank of New York, or as permitted for community reinvestment purposes or for the purposes of funding the Bank’s deferred compensation plan. Northfield Bancorp, Inc. may invest in equity securities of other financial institutions up to certain limitations. As of December 31, 2011, we held no asset-backed securities other than mortgage-backed securities. Our board of directors may change these limitations in the future.

Our current investment policy does not permit hedging through the use of such instruments as financial futures or interest rate options and swaps.

At the time of purchase, the Company designates a security as either held-to-maturity, available-for-sale, or trading, based upon our ability and intent to hold such securities. Trading securities and securities available-for-sale are reported at estimated fair value, and securities held-to-maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the estimated fair value of any security has declined below its carrying value and whether such impairment is other-than-temporary. If such impairment is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The estimated fair values of our securities are obtained from an independent nationally recognized pricing service (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for further discussion). At December 31, 2011, our investment portfolio consisted primarily of mortgage-backed securities guaranteed by GSEs and to a lesser extent private label mortgage-backed securities, mutual funds and corporate securities. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

We purchase mortgage-backed securities insured or guaranteed primarily by Fannie Mae, Freddie Mac, or Ginnie Mae, and to a lesser extent, securities issued by private companies (private label). We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Fannie Mae, Freddie Mac, or Ginnie Mae as well as to provide liquidity to the Company to fund loan originations and deposit outflows. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.

Mortgage-backed securities are securities sold in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” pro rata to investors, net of certain costs, including servicing and guarantee fees, in proportion to an investor’s ownership in the entire pool. The issuers of such securities pool mortgages and resell the participation interests in the form of securities to investors. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and GSEs, such as Fannie Mae and Freddie Mac, may guarantee the payments, or guarantee the timely payment of, principal and interest to investors.

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

REMICs are a type of mortgage-backed security issued by special-purpose entities that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows.

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

At December 31, 2011, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than three years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least monthly.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of New York common stock) at the dates indicated. As of December 31, 2011, 2010, and 2009, we also had a trading portfolio with a market value of $4.1 million, $4.1 million, and $3.4 million, respectively, consisting of mutual funds quoted in actively traded markets. These securities are utilized to fund non-qualified deferred compensation obligations.

	At December 31,
	2011		2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
			(In thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$490,184	$514,893	$342,316	$355,795	$404,128	$418,060
Non-GSEs	8,770	7,515	27,801	27,878	65,363	62,466
REMICs:
GSEs	426,362	430,889	622,582	622,077	344,150	349,088
Non-GSEs	31,114	32,936	65,766	69,389	111,756	114,194
Equity investments(1)	11,787	11,835	12,437	12,353	21,820	21,872
GSE bonds	—	—	34,988	35,033	28,994	28,983
Corporate bonds	100,922	100,657	119,765	121,788	134,595	137,140

Total securities available-for-sale	$1,069,139	$1,098,725	$1,225,655	$1,244,313	$1,110,806	$1,131,803

(1) Mutual	funds

	At December 31,
	2011		2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$629	$672	$854	$899	$874	$901
REMICs:
GSEs	2,988	3,099	4,206	4,374	5,866	6,029

Total securities held-to-maturity	$3,617	$3,771	$5,060	$5,273	$6,740	$6,930

The following table sets forth the amortized cost and estimated fair value of securities as of December 31, 2011, that exceeded 10% of our stockholders’ equity as of that date.

	At December 31, 2011
	Amortized Cost	Estimated Fair Value
	(in thousands)
Mortgage-backed securities:
Freddie Mac	$425,867	$436,056
Fannie Mae	$487,418	$506,370

Portfolio Maturities and Yields.    The composition and maturities of the investment securities portfolio at December 31, 2011, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2011, were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	0.00%	$31,853	4.29%	$297,932	3.53%	$160,399	3.27%	$490,184	$514,893	3.49%
Non-GSEs	—	0.00%	—	0.00%	—	0.00%	8,770	4.14%	8,770	7,515	4.14%
REMICs:
GSEs	—	0.00%	60,363	1.58%	199,616	2.05%	166,383	2.20%	426,362	430,889	2.04%
Non-GSEs	—	0.00%	—	0.00%	30,235	4.94%	879	1.58%	31,114	32,936	4.85%
Equity investments	11,787	4.22%	—	0.00%	—	0.00%	—	0.00%	11,787	11,835	4.22%
Corporate bonds	30,354	3.01%	70,568	1.80%	—	0.00%	—	0.00%	100,922	100,657	2.16%

Total securities available-for-sale	$42,141	3.35%	$162,784	2.21%	$527,783	3.05%	$336,431	2.76%	$1,069,139	$1,098,725	2.84%

Securities held-to-maturity:
Mortgage-backed securities:
Pass-through certificates:
GSEs	$—	0.00%	$—	0.00%	$—	0.00%	$629	5.36%	$629	$672	5.36%
REMICs:
GSE	—	0.00%	—	0.00%	—	0.00%	2,988	3.81%	2,988	3,099	3.81%

Total securities held-to-maturity	$—	0.00%	$—	0.00%	$—	0.00%	$3,617	4.08%	$3,617	$3,771	4.08%

Sources of Funds

General.    Deposits traditionally have been our primary source of funds for our securities and lending activities. We also borrow from the Federal Home Loan Bank of New York and other financial institutions to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate and investment risk management purposes, and to manage our cost of funds. Our additional sources of funds are the proceeds of loan sales, scheduled loan and investment payments, maturing investments, loan prepayments, and retained income on other earning assets.

Deposits.    We accept deposits primarily from the areas in which our offices are located. We rely on our convenient locations, customer service, and competitive products and pricing to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of transaction accounts (NOW and non-interest bearing checking accounts), savings accounts (money market, passbook, and statement savings), and certificates of deposit, including individual retirement accounts. We accept brokered deposits on a limited basis, when it is deemed cost effective. At December 31, 2011 and 2010, we had brokered certificates of deposits totaling $3.4 million and $68.4 million, respectively.

Interest rates offered generally are established weekly, while maturity terms, service fees, and withdrawal penalties are reviewed on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, and our deposit growth goals.

At December 31, 2011, we had a total of $480.1 million in certificates of deposit, of which $356.4 million had remaining maturities of one year or less. Based on our experience and current pricing strategy, we believe we will retain a significant portion of these accounts at maturity.

The following tables set forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Non-interest bearing demand	$131,224	9.12%	—%	$114,450	8.28%	—%	$99,950	8.50%	—%
NOW	80,487	5.59	1.00	71,130	5.15	1.39	51,336	4.36	1.48
Money market accounts	352,111	24.47	0.80	243,612	17.64	1.05	157,620	13.4	1.56
Savings	308,532	21.44	0.33	361,592	26.18	0.44	357,938	30.43	0.79
Certificates of deposit	566,619	39.38	1.34	590,445	42.75	1.43	509,610	43.31	2.39

Total deposits	$1,438,973	100.00%	0.85%	$1,381,229	100.00%	0.98%	$1,176,454	100.00%	1.55%

As of December 31, 2011, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $217.7 million. The following table sets forth the maturity of these certificates at December 31, 2011.

At December 31, 2011
(In thousands)
Three months or less	$38,391
Over three months through six months	20,800
Over six months through one year	90,989
Over one year to three years	35,979
Over three years	31,529

Total	$217,688

Borrowings.    Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) with third party financial institutions, as well as advances from the Federal Home Loan Bank of New York and the Federal Reserve Bank. As of December 31, 2011, our repurchase agreements totaled $276.0 million, or 13.8% of total liabilities, capitalized lease obligations totaled $1.7 million, or 0.09% of total liabilities, floating rate advances totaled $3.0 million, or 0.15% of total liabilities and our Federal Home Loan Bank advances totaled $201.2 million, or 10.1% of total liabilities. At December 31, 2011, the Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $384.6 million, utilizing unencumbered securities of $427.3 million at December 31, 2011. Repurchase agreements are primarily secured by mortgage-backed securities. Advances from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by pledged mortgage-backed securities.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the years indicated:

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at end of year	$481,934	$391,237	$279,424
Average balance during year	$476,413	$330,693	$297,365
Maximum outstanding at any month end	$535,447	$391,237	$345,506
Weighted average interest rate at end of year	2.64%	2.97%	3.63%
Average interest rate during year	2.76%	3.28%	3.62%

Employees

As of December 31, 2011, we had 247 full-time employees and 45 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Northfield Bancorp, Inc. owns 100% of Northfield Investments, Inc., an inactive New Jersey investment company, and 100% of Northfield Bank. Northfield Bank owns 100% of NSB Services Corp., a Delaware corporation, which in turn owns 100% of the voting common stock of NSB Realty Trust. NSB Realty Trust is a Maryland real estate investment trust that holds mortgage loans, mortgage-backed securities and other investments. These entities enable us to segregate certain assets for management purposes, and promote our ability to raise regulatory capital in the future through the sale of preferred stock or other capital-enhancing securities or borrow against assets or stock of these entities for liquidity purposes. At December 31, 2011, Northfield Bank’s investment in NSB Services Corp. was $599.9 million, and NSB Services Corp. had assets of $600.0 million and liabilities of $132,000 at that date. At December 31, 2011, NSB Services Corp.’s investment in NSB Realty Trust was $600.7 million, and NSB Realty Trust had $600.7 million in assets, and liabilities of $14,000 at that date. NSB Insurance Agency, Inc. is a New York corporation that receives nominal commissions from the sale of life insurance by employees of Northfield Bank. At December 31, 2011, Northfield Bank’s investment in NSB Insurance Agency was $1,000.

SUPERVISION AND REGULATION

General

The Bank is a federal savings bank, examined and supervised by the Office of the Comptroller of the Currency. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and the institution’s depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market interest rates as well as risk management practices. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Bank also is a member of and owns stock in the FHLB of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (“FRB”), governing reserves to be maintained against deposits and other matters including the approval of any dividends paid by the Bank to Northfield Bancorp, Inc. The OCC will examine the Bank and prepare reports of its findings for the consideration of the Bank’s board of directors. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

Northfield Bancorp, Inc. and Northfield Bancorp, MHC are savings and loan holding companies, and are required to file certain reports with, be examined by, and otherwise comply with the rules and regulations of the FRB. Northfield Bancorp, Inc. also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the OCC, the FRB or Congress, could have a material adverse effect on our operations.

Certain of the regulatory requirements that are applicable to Northfield Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Northfield Bank, Northfield Bancorp, Inc. and Northfield Bancorp, MHC, and is qualified in its entirety by reference to the actual statutes and regulations.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted on July 21, 2010, is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required Northfield Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies, including mutual holding companies and their mid-tier holding companies, like Northfield Bancorp, MHC and Northfield Bancorp, Inc.

As a result of the Dodd-Frank Act, Northfield Bancorp, MHC will require the approval of the FRB before it may waive the receipt of any dividends from Northfield Bancorp, Inc. and Northfield Bank will require the approval of the FRB to pay dividends to Northfield Bancorp, Inc. and there is no assurance that the FRB will approve such actions or, if it does, what conditions it may impose. For additional discussion regarding the waiver of dividends by Northfield Bancorp, MHC, see “ — Holding Company Regulation — Waivers of Dividend by Northfield Bancorp, MHC.”

The Dodd-Frank Act also requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with substantial power to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Northfield Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as Northfield Bank will continue to be examined by their applicable federal bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings banks, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next few years. Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs and could further limit the business activities of the Company.

Federal Banking Regulation

Business Activities.    A federal savings bank derives its lending and other investment powers from the Home Owners’ Loan Act, as amended, and federal regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential real estate without limitation as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate. The Bank may also invest in certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in certain activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act allowed depository institutions to pay interest on business checking accounts, commencing effective July 21, 2011.

Capital Requirements.    Federal regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% Tier 1 (core) ratio (3% for savings banks receiving the highest rating on the CAMELS rating system and meeting certain other requirements) and an 8% total risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% (or 200% for certain residual interests in transferred assets), assigned by the applicable regulatory agency, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock, and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the possible recourse to the savings bank.

At December 31, 2011, Northfield Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.    Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2011, Northfield Bank’s largest lending relationship with a single or related group of borrowers totaled $23.9 million, which represented 7.25% of unimpaired capital and surplus. Therefore, Northfield Bank was in compliance with the loans-to-one borrower limitations at December 31, 2011.

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

A savings bank that fails the qualified thrift lender test is subject to certain restrictions on operations. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At December 31, 2011, Northfield Bank maintained approximately 81% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Capital Distributions.    Federal regulations govern capital distributions by a federal savings bank, including cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or condition imposed by a regulator; or

•	the savings bank is not eligible for expedited treatment of its regulatory filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company must file a notice with the FRB at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The OCC and the FRB have established similar criteria for approving an application or a notice and may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make a capital distribution if, after making the distribution, the institution would be undercapitalized.

Liquidity.    A federal savings bank is required to maintain a sufficient amount of liquidity to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of deposits and borrowings not subject to pledge of 35% or greater. At December 31, 2011, this ratio was 52.7%.

Community Reinvestment Act and Fair Lending Laws.    All insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income areas. In connection with its examination of a federal savings bank, the

OCC is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating in its most recent examination.

Transactions with Related Parties.    A federal savings bank’s authority to engage in transactions with its affiliates is limited by FRB regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Northfield Bank. Northfield Bancorp, Inc. and Northfield Bancorp, MHC are affiliates of Northfield Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings bank. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings banks are required to maintain detailed records of all transactions with affiliates.

Northfield Bank’s authority to extend credit to its directors, executive officers, and principal stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features (except for extensions of credit made pursuant to lending programs are widely available to the employees of the institution and do not give preference to insiders); and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Northfield Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Northfield Bank’s board of directors.

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

Enforcement.    The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, attorneys, appraisers, and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.    Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•

well-capitalized (at least 5% (core) capital, 6% Tier 1 risk-based capital and 10% total risk-based capital, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OCC (or the OTS) under certain statutes and regulations, to meet and maintain a specific capital level for any capital measure);

•	adequately capitalized (at least 4% leverage capital (3% for associations with a composite CAMELS rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital (except as noted in the bullet point above), less than 4% Tier 1 risk-based capital or less than 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, less than 3% Tier 1 risk-based capital, or less than 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized”, or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Northfield Bank met the criteria for being considered “well-capitalized.”

Federal Reserve System.    The Federal Reserve System requires all depository institutions to maintain noninterest-bearing reserves at specified levels against transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OCC liquidity requirements.

Savings institutions have authority to borrow from the Federal Reserve System “discount window.” Northfield Bank maintains a “primary credit” facility at the Federal Reserve’s discount window. Northfield Bank had no borrowings from the Federal Reserve’s discount window as of December 31, 2011.

Insurance of Deposit Accounts.    The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Also, under the Dodd-Frank Act, noninterest-bearing checking accounts have unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank prepaid $5.7 million in estimated assessment fees for the fourth quarter of 2009 through 2012. At December 31, 2011 the prepaid balance was $2.2 million.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. The Bank’s annual assessment rate was approximately seven basis points based on its latest assessment received from the FDIC for the third quarter of 2011.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. Northfield Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the fiscal year ended December 31, 2011, Northfield Bank paid $137,000 related to the FICO bonds.

Federal Home Loan Bank System.    Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Northfield Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. As of December 31, 2011, Northfield Bank was in compliance with its ownership requirement, holding $12.7 million of Federal Home Loan Bank of New York stock.

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

•

Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and related regulations require savings banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties, if the financial institution customarily shares such information.

Holding Company Regulation

General.    Northfield Bancorp, MHC and Northfield Bancorp, Inc. are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Northfield Bancorp, MHC and Northfield Bancorp, Inc. are registered with the FRB and subject to FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over Northfield Bancorp, MHC, Northfield Bancorp, Inc. and their subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Northfield Bancorp, MHC and Northfield Bancorp, Inc. generally are not subject to state business organization laws.

Permitted Activities.    Pursuant to Section 10(o) of the Home Owners’ Loan Act and FRB regulations and policy, a mutual holding company and a federally chartered mid-tier holding company, such as Northfield Bancorp, Inc., may, with appropriate regulatory approvals, engage in the following activities:

(i) investing in the stock of a savings bank;

(ii) acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank;

(iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank has its home offices;

(v) furnishing or performing management services for a savings bank subsidiary of such company;

(vi) holding, managing or liquidating assets owned or acquired from a savings bank subsidiary of such company;

(vii) holding or managing properties used or occupied by a savings bank subsidiary of such company;

(viii) acting as trustee under deeds of trust;

(ix) any other activity:

(A) that the FRB by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956; or

(B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;

(x) if the savings and loan holding company meets the criteria to qualify as a financial holding company, it may engage in any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and

(xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the FRB.

If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Northfield Bancorp, Inc. and Northfield Bancorp, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the FRB must consider such things as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Waivers of Dividends by Northfield Bancorp, MHC.    Federal regulations require Northfield Bancorp, MHC to notify the FRB of any proposed waiver of its receipt of dividends from Northfield Bancorp, Inc. The OTS, the previous regulator for Northfield Bancorp, MHC, allowed dividend waivers where the mutual holding company’s board of directors determined that the waiver was consistent with its fiduciary duties and the waiver would not be detrimental to the safety and soundness of the institution. The Dodd-Frank Act provides that the FRB may not object to a waiver of dividends: (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members; and (iii) the waiver would not be detrimental to the safe and sound operation of the savings bank subsidiaries of the holding company. Northfield Bancorp, MHC was formed, engaged in a minority stock offering (through Northfield Bancorp, Inc.), and waived dividends prior to December 1, 2009.

The FRB has issued an interim final rule providing that, pursuant to the Dodd-Frank Act grandfathering provision discussed in the preceding paragraph, it “may not object” to dividend waivers under similar circumstances as the OTS, but adding a requirement that a majority of the mutual holding company’s members eligible to vote have approved a waiver of dividends by the company within 12 months prior to the declaration of the dividend being waived.

The FRB has typically not allowed dividend waivers by mutual bank holding companies and, therefore, the ability of Northfield Bancorp, MHC to waive dividends in the future, should any dividends be declared by Northfield Bancorp, Inc., is uncertain. Currently, Northfield Bancorp, MHC has been granted approval to waive dividends through March 31, 2012.

Capital.    Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. Such instruments issued prior to May 19, 2010, will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Dividends and Stock Repurchases.    The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend. The guidance also provides for prior regulatory review where the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Holding Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Source of Strength.    As required by the Dodd-Frank Act, the FRB has adopted regulations requiring that savings and loan holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Conversion of Northfield Bancorp, MHC to Stock Form.    Federal regulations permit Northfield Bancorp, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur. In a Conversion Transaction a new stock holding company would be formed as the successor to Northfield Bancorp, Inc., Northfield Bancorp, MHC’s corporate existence would end, and certain depositors of Northfield Bank would receive the right to subscribe for additional shares of the new holding company. In a Conversion Transaction, each share of common stock held by stockholders other than Northfield Bancorp, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the new holding company as they owned in Northfield Bancorp, Inc. immediately prior to the Conversion Transaction. Under a provision of the Dodd-Frank Act applicable to Northfield Bancorp, MHC, Minority Stockholders should not be diluted because of any dividends waived by Northfield Bancorp, MHC (i.e., waived dividends will not be considered in determining an appropriate exchange ratio), in the event Northfield Bancorp, MHC converts to stock form. Any such Conversion Transaction would require various member and stockholder approvals, as well as regulatory approval.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures and internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about the effectiveness of our disclosure controls and procedures and whether there have been any changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

Northfield Bancorp, Inc’s consolidated federal tax returns are currently under audit for the tax years of 2009 and 2010. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Northfield Bancorp, MHC, Northfield Bancorp, Inc., or Northfield Bank.

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

At December 31, 2011, the total federal pre-base year bad debt reserve of Northfield Bank was approximately $5.9 million.

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

Net Operating Loss Carryovers.    A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2011, Northfield Bancorp Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

State/City Taxation

Northfield Bancorp, MHC and Northfield Bank report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, or (c) 0.01% of the average value of assets allocable to New York State plus nominal minimum tax of $250 per company. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

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

Our state tax returns for New York State are currently under audit for tax years 2007, 2008, and 2009.

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

Our Concentration in Multifamily Loans, Commercial Real Estate Loans, and Construction and Land Lending Could Expose Us to Increased Lending Risks and Related Loan Losses

Our current business strategy is to continue to emphasize multifamily loans and to a lesser extent commercial real estate loans. At December 31, 2011, $808.9 million, or 75.3% of our originated total loan portfolio held-for-investment, consisted of multifamily, commercial real estate, and construction and land loans. In addition, we acquired $41.9 million of commercial real estate PCI loans with an estimated fair value of $33.4 million. As a result, our credit risk profile may be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential mortgage loans.

A Significant Portion of Our Loan Portfolio is Unseasoned

Our loan portfolio has grown to $1.073 billion at December 31, 2011, from $424.4 million at December 31, 2007. A large portion of this increase is due to increases in multifamily and commercial real estate loans. It is difficult to assess the future performance of these recently originated loans because of our relatively limited history in commercial real estate and multifamily lending. These loans may experience higher delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

Elevated Loan Delinquencies and Defaults Could Result in Further Deterioration of Our Asset Quality Ratios, Which Could Have a Material Adverse Effect on Our Financial Condition and Results of Operations

If delinquencies do not continue to improve, and non-accrual and non-performing loans increase, our asset quality ratios, such as non-performing loans to total loans held-for-investment, net, could deteriorate, which could have a material adverse effect on our financial condition and results of operations.

There are Potential Risks Stemming from the Loans We Acquired from the FDIC-Assisted Transaction

The credit risk associated with the loans and OREO we acquired in an FDIC-assisted transaction in October 2011 were substantially mitigated by the discount we received from the FDIC; however, these assets are not without risk of loss. Although these acquired assets were initially accounted for at estimated fair value, the Company did not purchase the assets with loss share from the FDIC. To the extent future cash flows are less than those estimated at time of acquisition, the Company will recognize impairment losses on the underlying loan pools. Fluctuations in national, regional and local economic conditions may increase the level of charge-offs on the loans we acquired in this transactions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be fully controlled, and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

We Could Record Future Losses on Our Securities Portfolio

During the years ended December 31, 2011 and 2010, we recognized total other-than-temporary impairment on our securities portfolio of $1,152,000 and $962,000, respectively, of which $409,000 and $154,000, respectively, was considered to be credit-related and, therefore, recorded as a loss through a reduction of non-interest income. A number of factors or combinations of factors could require us to conclude in one or more future reporting periods that an unrealized loss that exists with respect to our securities portfolio constitutes additional impairment that is other than temporary, which could result in material losses to us. These factors include, but are not limited to, a continued failure by an issuer to make scheduled interest payments, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value. In addition, the fair values of securities could decline if the overall economy and the financial condition of some of the issuers continue to deteriorate and there remains limited liquidity for these securities.

If the Company’s Investment in the Common Stock of the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Earnings and Stockholders’ Equity Could Decrease

The Company owns stock of the Federal Home Loan Bank of New York (FHLB-NY), which is part of the Federal Home Loan Bank System. The FHLB-NY common stock is held to qualify for membership in the FHLB-NY and to be eligible to borrow funds under the FHLB-NY’s advance programs. The aggregate cost of our FHLB-NY common stock as of December 31, 2011, was $12.7 million based on its par value. There is no market for FHLB-NY common stock.

Although the FHLB-NY is not reporting current operating difficulties, in an extreme situation, it is possible that the capital of the Federal Home Loan Bank System, including the FHLB-NY, could be substantially diminished. Consequently, there continues to be a risk that the Company’s investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause earnings and stockholders’ equity to decrease by the impairment charge.

Further downgrades in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

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

The Bank is Required to Maintain a Significant Percentage of its Total Assets in Residential Mortgage Loans and Investments Secured by Residential Mortgage Loans, Which Restricts Our Ability to Diversify Our Loan Portfolio

A federal savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in “qualified thrift investments” which generally include loans and investments, for the purchase, refinance, construction, improvement, or repair of residential real estate, as well as home equity loans, education loans and small business loans. To maintain our federal savings bank charter we have to be a “qualified thrift lender” or “QTL” in nine out of each 12 immediately preceding months. The QTL requirement limits the extent to which we can grow our commercial loan portfolio, and as a result of The Dodd-Frank Act, failing the QTL test can result in an enforcement action. However, a loan that does not exceed $2 million (including a group of loans to one borrower) that is for commercial, corporate, business, or agricultural purposes is included in our qualified thrift investments. Because of the QTL requirement, we may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

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

We Are Subject to Extensive Regulatory Oversight

We are subject to extensive supervision, regulation, and examination by the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System (“FRB”), and the Federal Deposit Insurance Corporation (“FDIC”). As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing. This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing, and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions which fail to comply with these laws and regulations, which could significantly affect our business activities, including the execution of our business plan.

Legislative or Regulatory Responses to Perceived Financial and Market Problems Could Impair Our Rights Against Borrowers

Current and future proposals made by members of Congress would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans, and may limit the ability of lenders to foreclose on mortgage collateral. If proposals such as these, or other proposals limiting Northfield Bank’s rights as creditor, were to be implemented, we could experience increased credit losses on our loans and mortgage-backed securities, or increased expense in pursuing our remedies as a creditor.

Changes in the structure of Fannie Mae and Freddie Mac (GSEs) and the relationship among the GSEs, the government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.

The GSEs are currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change and adversely impact our business operations.

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•

the OCC became the primary federal regulator for federal thrifts such as Northfield Bank (replacing the OTS), and the FRB now supervises and regulates all savings and loan holding companies that were formerly regulated by the OTS, including Northfield Bancorp, MHC and Northfield Bancorp, Inc.

•

effective July 21, 2011, the federal prohibitions on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change could have an adverse effect on our interest expense.

•

the FRB is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010, effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

•

the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

•

a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10 billion or less in assets, like the Bank, will be examined by their applicable bank regulators.

•

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

•

Northfield Bancorp, MHC will require the approval of the FRB before it may waive the receipt of any dividends from Northfield Bancorp, Inc. and there is no assurance that the FRB will approve future dividend waivers or, if it does, what conditions it may impose on such waivers. For additional discussion regarding the waiver of dividends by Northfield Bancorp, MHC, see the following risk factor titled “The Dodd-Frank Act’s Elimination of the OTS May Adversely Affect Northfield Bancorp, MHC’s Ability to Waive Dividends, Which Could Adversely Affect Our Ability to Pay Dividends and the Value of our Common Stock.”

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing the remainder of our operations. Higher capital levels could require us to maintain higher levels of assets that earn less interest and dividend income.

The Dodd-Frank Act’s Elimination of the OTS May Adversely Affect Northfield Bancorp, MHC’s Ability to Waive Dividends, Which Could Adversely Affect Our Ability to Pay Dividends and the Value of our Common Stock

The value of Northfield Bancorp, Inc.’s common stock is significantly affected by our ability to pay dividends to our public stockholders, which is affected by our earnings and cash resources at the holding company level and by the ability of the Bank to make capital distributions to Northfield Bancorp, Inc. Moreover, the amount of such dividends is affected by the ability of Northfield Bancorp, MHC, our mutual holding company, to waive the receipt of dividends declared by Northfield Bancorp, Inc. Northfield Bancorp, MHC has historically waived its right to receive dividends on its shares of Northfield Bancorp, Inc. common stock, which means that Northfield Bancorp, Inc. has had more cash resources to pay dividends to our public stockholders and repurchase stock than if Northfield Bancorp, MHC had accepted such dividends.

The Dodd-Frank Act requires federally-chartered mutual holding companies to give the FRB notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Northfield Bancorp, MHC, the FRB “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company. To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. The Dodd-Frank Act further provides that the FRB may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.

In September 2011, however, the FRB issued an interim final rule that also requires as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived. The FRB has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as Northfield Bancorp, MHC. In the past, the FRB generally has not allowed dividend waivers by mutual bank holding companies and, therefore, there can be no assurance that the FRB will approve dividend waivers by Northfield Bancorp, MHC in the future, or what conditions the FRB may place on any dividend waivers.

On October 12, 2011, Northfield Bancorp, MHC received a letter of non-objection from the FRB for Northfield Bancorp, MHC to waive its right to receive dividends from Northfield Bancorp, Inc through March 31, 2012.

The Value of Our Deferred Tax Assets Could be Reduced if Corporate Tax Rates in the United States are Decreased

There have been recent discussions in Congress and by the White House Administration regarding potentially decreasing the United States corporate tax rate. While we may benefit in some respects from any decreases in these corporate tax rates, any reduction in the United States corporate tax rate would result in a decrease to the value of our net deferred tax asset, which could be significant.

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

We Have Been Negatively Affected by Current Market and Economic Conditions. A Continuation or Worsening of These Conditions Could Adversely Affect Our Operations, Financial Condition, and Earnings

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Our commercial and multi-family real estate loan customers have experienced increases in vacancy rates and declines in rental rates for both multi-family and commercial properties. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition, and earnings.

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

Historically Low Interest Rates May Adversely Affect Our Net Interest Income and Profitability.

In recent years it has been the policy of the FRB to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income in the short term. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The FRB has indicated its intention to maintain low interest rates through late 2014. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

Our Financial Condition and Results of Operations Could be Negatively Affected if We Fail to Grow or Fail to Manage our Growth Effectively

Our business strategy includes growth plans. We intend to continue pursuing a profitable, safe and sound, growth strategy, including de novo branching. Our prospects must be considered carefully in light of risks, expenses and difficulties frequently encountered by companies in significant growth strategies. We cannot assure you that we will be able to expand our market presence in our existing markets or that any such expansion, including the costs associated with de novo branching, will not adversely affect our results of operations. Failure to effectively grow could have a material adverse effect on our business, future prospects, financial condition, or results of operations and could adversely affect our ability to successfully implement our business strategy. In addition, if we grow more slowly than anticipated, our operating results could be adversely affected.

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

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, market, liquidity, compliance and operational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Acquisitions may Disrupt our Business and Dilute Stockholder Value

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

We may Eliminate Dividends on Our Common Stock

Although we have been paying a quarterly cash dividend to our stockholders, stockholders are not entitled to receive dividends. Downturns in domestic and global economies or the inability to waive dividends to Northfield Bancorp, MHC could cause our board of directors to consider, among other things, the elimination of dividends paid on our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

No unresolved staff comments.

ITEM 2.    PROPERTIES

The Bank operates from our home office in Staten Island, New York, our operations center located at 581 Main Street, Woodbridge, New Jersey, and our additional 23 branch offices located in New York and New Jersey. Our branch offices are located in the New York Counties of Richmond, and Kings and the New Jersey Counties of Middlesex and Union. The net book value of our premises, land, and equipment was $20.0 million at December 31, 2011.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business, we may be party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims as of December 31, 2011.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the NASDAQ Global Select Market under the symbol “NFBK.” The approximate number of holders of record of Northfield Bancorp, Inc.’s common stock as of December 31, 2011, was 4,415. Certain shares of Northfield Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Northfield Bancorp, Inc.’s common stock for the year ended December 31, 2011 and 2010. The following information was provided by the NASDAQ Global Stock Market.

	High	Low	Dividends
Quarter ended December 31, 2011	$14.62	$12.61	$0.06
Quarter ended September 30, 2011	$14.42	$11.68	$0.06
Quarter ended June 30, 2011	$14.25	$12.92	$0.06
Quarter ended March 31, 2011	$13.88	$12.70	$0.05
Quarter ended December 31, 2010	$13.49	$10.80	$0.05
Quarter ended September 30, 2010	$13.81	$10.51	$0.05
Quarter ended June 30, 2010	$15.30	$12.80	$0.05
Quarter ended March 31, 2010	$15.00	$12.29	$0.04

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

Stock Performance Graph

Set forth below is a stock performance graph (Source: SNL Financial) comparing (a) the cumulative total return on the Holding Company’s Common Stock for the period November 8, 2007, through December 31, 2011, (b) the cumulative total return of the stocks included in the NASDAQ Composite Index over such period, and, (c) the cumulative total return on stocks included in the NASDAQ Bank Index over such period. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Index	Period Ending
	11/08/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Northfield Bancorp, Inc. (MHC)	100.00	103.54	108.02	131.61	131.57	142.30
NASDAQ Composite Index	100.00	98.50	59.12	85.93	101.53	100.72
NASDAQ Bank Index	100.00	97.42	76.44	63.97	73.03	65.36

The Company had in effect at December 31, 2011, the 2008 Equity Incentive Plan which was approved by stockholders on December 17, 2008. The 2008 Equity Incentive Plan provides for the issuance of up to 3,073,488 equity awards. As of December 31, 2011 the Compensation Committee of the Board of Directors awarded 841,050 shares of restricted stock, and 2,109,400 stock options with tandem stock appreciation rights.

Issuer Purchases of Equity Securities

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 1, 2011, through October 31, 2011	557,360	13.56	557,360	1,466,369
November 1, 2011, through November 30, 2011	127,240	13.91	121,515	1,344,854
December 1, 2011, through December 31, 2011	17,300	14.02	17,300	1,327,554

Total	701,900	13.63	696,175

(1)	On September 9, 2011 the Board of Directors of the Company authorized the continuance of the Company’s stock repurchase program. Under the program, the Company intends to repurchase up to 2,066,379 additional shares, representing approximately 5% of its outstanding shares following the repurchase of the remaining shares authorized under the existing stock repurchase program announced on October 27, 2010. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan.

As of December 31, 2011, the Company has repurchased (under its current and prior repurchase plans) 5,064,252 shares of its stock at an average price of $12.85 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The summary information presented below at the dates or for each of the years presented is derived in part from our consolidated financial statements. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes included in this Annual Report.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,376,918	$2,247,167	$2,002,274	$1,757,761	$1,386,918
Cash and cash equivalents	65,269	43,852	42,544	50,128	25,088
Certificates of deposit	—	—	—	53,653	24,500
Trading securities	4,146	4,095	3,403	2,498	3,605
Securities available-for-sale, at estimated market value	1,098,725	1,244,313	1,131,803	957,585	802,417
Securities held-to-maturity	3,617	5,060	6,740	14,479	19,686
Loans held-for-sale	452	1,170	—	—	270
Loans held-for-sale (non-performing)	3,448	—	—	—	—
Loans held-for-investment:
Purchased credit-impaired (PCI) loans	88,522	—	—	—	—
Originated loans, net	985,945	827,591	729,269	589,984	424,329

Loans held-for-investment, net	1,074,467	827,591	729,269	589,984	424,329
Allowance for loan losses	(26,836)	(21,819)	(15,414)	(8,778)	(5,636)

Net loans held-for-investment	1,047,631	805,772	713,855	581,206	418,693
Bank owned life insurance	77,778	74,805	43,751	42,001	41,560
Federal Home Loan Bank of New York stock, at cost	12,677	9,784	6,421	9,410	6,702
Other real estate owned	3,359	171	1,938	1,071	—
Deposits	1,493,526	1,372,842	1,316,885	1,024,439	877,225
Borrowed funds	481,934	391,237	279,424	332,084	124,420
Total liabilities	1,994,268	1,850,450	1,610,734	1,371,183	1,019,578
Total stockholders’ equity	382,650	396,717	391,540	386,578	367,340

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operating Data:
Interest income	$91,017	$86,495	$85,568	$75,049	$65,702
Interest expense	25,413	24,406	28,977	28,256	28,836

Net interest income before provision for loan losses	65,604	62,089	56,591	46,793	36,866
Provision for loan losses	12,589	10,084	9,038	5,082	1,442

Net interest income after provision for loan losses	53,015	52,005	47,553	41,711	35,424
Non-interest income:
Bargain purchase gain, net of tax	3,560	—	—	—	—
Non-interest income (other)	8,275	6,842	5,393	6,153	9,478
Non-interest expense	41,530	38,684	34,254	24,852	35,950

Income before income taxes	23,320	20,163	18,692	23,012	8,952
Income tax expense (benefit)	6,497	6,370	6,618	7,181	(1,555)

Net income	$16,823	$13,793	$12,074	$15,831	$10,507

Net income (loss) per common share basic and diluted(1)	$0.42	$0.33	$0.28	$0.37	$(0.03)
Weighted average basic shares outstanding(1)	40,068,991	41,387,106	42,405,774	43,133,856	43,076,586
Weighted average diluted shares outstanding	40,515,245	41,669,006	42,532,568	—	—

(1)	Net loss per share in 2007 is calculated for the period that the Company’s shares of common stock were outstanding (November 8, 2007, through December 31, 2007). The net loss for this period was $1,500,000.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)(1)	0.72%	0.65%	0.64%	1.01%	0.78%
Return on equity (ratio of net income to average equity)(1)	4.27	3.46	3.09	4.22	5.27
Interest rate spread(3)	2.75	2.78	2.66	2.37	2.34
Net interest margin(2)	3.01	3.10	3.16	3.13	2.87
Dividend payout ratio(6)	22.00	23.98	24.54	4.66	—
Efficiency ratio(1)(4)	53.63	56.12	55.26	46.94	77.57
Non-interest expense to average total assets(1)	1.79	1.82	1.82	1.58	2.66
Average interest-earning assets to average interest-bearing liabilities	122.23	125.52	130.44	136.94	123.33
Average equity to average total assets	16.95	18.81	20.82	23.84	14.73
Asset Quality Ratios:
Non-performing assets to total assets	1.99	2.72	2.19	0.61	0.71
Non-performing loans to total loans	4.07	7.36	5.73	1.63	2.32
Non-performing loans to originated loans(7)	4.43	7.36	5.73	1.63	2.32
Allowance for loan losses to non-performing loans held-for-investment(8)	66.40	35.83	36.86	91.07	57.31
Allowance for loan losses to total loans held-for-investment, net(9)	2.50	2.64	2.11	1.49	1.33
Allowance for loan losses to originated loans held-for-investment, net(7)	2.72	2.64	2.11	1.49	1.33
Capital Ratios:
Total capital (to risk-weighted assets)(5)	24.71	27.39	28.52	34.81	38.07
Tier I capital (to risk-weighted assets)(5)	23.42	26.12	27.24	33.68	37.23
Tier I capital (to adjusted assets)(5)	13.42	13.43	14.35	15.98	18.84
Other Data:
Number of full service offices	24	20	18	18	18
Full time equivalent employees	277	243	223	203	192

(1)	2011 performance ratios include an after tax bargain purchase gain of $3.6 million associated with the FDIC-assisted acquisition of a failed bank. 2010 performance ratios include a $1.8 million charge ($1.2 million after-tax) related to costs associated with the Company’s postponed second-step offering, and a $738,000 benefit related to the elimination of deferred tax liabilities associated with a change in New York state tax law. 2009 performance ratios include a $770,000 expense ($462,000 after-tax) related to a special FDIC deposit insurance assessment. 2008 performance ratios include a $2.5 million tax-exempt gain from the death of an officer and $463,000 ($292,000, net of tax) in costs associated with the Bank’s conversion to a new core processing system that was completed in January 2009. 2007 performance ratios include the after-tax effect of: a charge of $7.8 million due to the Company’s contribution to the Northfield Bank Foundation; a gain of $2.4 million as a result of the sale of two branch locations, and associated deposit relationships; net interest income of approximately $800,000 (after-tax), for the year ended December 31, 2007, as it relates to short-term investment returns earned on subscription proceeds (net of interest paid during the stock offering); and the reversal of state and local tax liabilities of approximately $4.5 million, net of federal taxes.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The interest rate spread represents the difference between the weighted-average yield on interest earning assets and the weighted-average costs of interest-bearing liabilities.

(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Capital ratios are presented for Northfield Bank only.

(6)	Dividend payout ratio is calculated as total dividends declared for the year (excluding dividends waived by Northfield Bancorp, MHC) divided by net income for the year.

(7)	Excludes PCI loans held-for-investment.

(8)	Excludes nonperforming loans held-for-sale, carried at aggregate lower of cost or estimated fair value, less costs to sell.

(9)	Includes PCI loans held-for-investment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Northfield Bancorp, Inc. and the Notes thereto included elsewhere in this report (collectively, the “Financial Statements”).

Basis of Discussion and Analysis

On October 14, 2011, the Bank assumed all of the deposits and acquired essentially all of the assets of a failed New Jersey State-chartered bank, from the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for the failed bank, pursuant to the terms of the Purchase and Assumption Agreement, dated October 14, 2011, between the Bank and the FDIC.

The accounting and reporting for the acquired loan portfolio, with deteriorated credit quality, from the Federal Deposit Insurance Corporation, herein referred to as purchased credit-impaired loans, and transferred certain loans, previously originated and designated by the Company as held-for-investment, to held-for-sale differs substantially from those loans originated and classified by the Company as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) purchased credit-impaired (PCI) loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, and (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses.

Overview

On November 7, 2007, Northfield Bancorp, Inc. completed its initial stock offering whereby the Company sold 19,265,316 shares of common stock, for a price of $10.00 per share. The transaction closed at the adjusted maximum level of shares permitted by the offering. The shares sold represented 43.0% of the shares of the Company’s common stock outstanding following the stock offering. The Company also contributed 2.0% of the shares of our outstanding common stock, or 896,061 shares, and $3.0 million in cash, to the Northfield Bank Foundation, a charitable foundation established by Northfield Bank. Northfield Bancorp, MHC, the Company’s federally chartered mutual holding company parent, owns 61% of the Company’s outstanding common stock as of December 31, 2011.

Net income was $16.8 million, or $0.42 per common share for 2011, as compared to $13.8 million, or $0.33 per common share for 2010. For 2011, our return on average assets and average stockholders’ equity were 0.72% and 4.27%, respectively, as compared to 0.65% and 3.46% for 2010. The increases in our return on average equity and average assets were due primarily to the increase in our net income during 2011 as compared to 2010. Net income in 2011 included an after-tax bargain purchase gain of $3.6 million, or $0.09 per share, related to an FDIC-assisted transaction completed in October 2011 as well as a charge of $2.4 million, or $0.06 per common share for the transfer of $7.5 million of loans to held-for-sale. Net income for 2010 included an after-tax charge of $1.2 million, or $0.05 per common share, related to costs associated with the Company’s postponed, second-step offering, and a $738,000, or $0.02 per common share, benefit related to the elimination of deferred tax liabilities associated with a change in New York State tax laws.

We grew our assets by 5.8% to $2.377 billion at December 31, 2011, from $2.247 billion at December 31, 2010. The increase in total assets was primarily attributable to increases in net loans held-for-investment of $241.9 million, or 30.0% and cash and cash equivalents of $21.4 million. This increase was partially offset by a decrease in securities available for sale of $145.6 million. This increase in assets was funded by deposits increasing $120.7 million to $1.494 billion at December 31, 2011, from $1.373 billion at December 31, 2010. The increase in deposits was attributable to growth in transaction accounts and savings partially offset by decreased certificates of deposit. Borrowed funds increased $90.7 million to $481.9 million at December 31, 2011, from $391.2 million at December 31, 2010.

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

Management performs a formal quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has a component for originated held-for-investment impaired loan losses, and a component for general loan losses, including unallocated reserves. Management has defined an originated impaired loan to be a loan for which it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. We have defined the population of originated held-for-investment impaired loans to be all originated non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater, and all originated loans subject to a troubled debt restructuring. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the estimated fair value of the collateral (less cost to sell), if the loan is collateral dependent, or the present value of the expected future cash flows, if the loan is not collateral dependent. Management performs a detailed evaluation of each originated impaired loan and generally obtains updated appraisals as part of the evaluation. In addition, management adjusts estimated fair values down to appropriately consider recent market conditions, our willingness to accept a lower sales price to effect a quick sale, and costs to dispose of any supporting collateral. Determining the estimated fair value of underlying collateral (and related costs to sell) can be difficult in illiquid real estate markets and is subject to significant assumptions and estimates. Management employs an independent third party expert in appraisal preparation and review to ascertain the reasonableness of updated appraisals. Projecting the expected cash flows under troubled debt restructurings is inherently subjective and requires, among other things, an evaluation of the borrower’s current and projected financial condition. Actual results may be significantly different than our projections, and our established allowance for loan losses on these loans, and could have a material effect on our financial results.

The second component of the allowance for loan losses is the general loss allocation. This assessment is performed on a portfolio basis, excluding impaired originated held-for-investment, trouble debt restructured, held-for-sale and PCI loans, with loans being grouped into similar risk characteristics, primarily loan type, loan-to-value (if collateral dependent) and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our loss experience as adjusted for our qualitative assessment of relevant changes related to: underwriting standards; delinquency trends; collection, charge-off and recovery practices; the nature or volume of the loan group; lending staff; concentration of loan type; current economic conditions; and other relevant factors considered appropriate by management. In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the FDIC for institutions both nationally and in our market area, for periods that are believed to have been under similar economic conditions. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revisions based on changes in economic and real estate market conditions. Actual loan losses may be significantly different than the allowance for loan losses we have established, and could have a material effect on our financial results. The Company also maintains an unallocated component related to the general loss allocation. Management does not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and the Company’s internal credit audit process. Generally, management will establish higher levels of unallocated reserves between independent credit audits, and between appraisal reviews for larger impaired loans. Adjustments to the provision for loans due to the receipt of updated appraisals is mitigated by management’s quarterly review of real estate market index changes, and reviews of property valuation trends noted in current appraisals being received on other impaired and unimpaired loans. These changes in indicators of value are applied to impaired loans that are awaiting updated appraisals.

This quarterly process is performed by the accounting department, in conjunction with the credit administration department, and approved by the Controller. The Chief Financial Officer performs a final review of the calculation. All supporting documentation with regard to the evaluation process is maintained by the accounting department. Each quarter a summary of the allowance for loan losses is presented by the Controller to the audit committee of the board of directors.

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

Although we believe we have established and maintained the allowance for loan losses at adequate levels, changes may be necessary if future economic or other conditions differ substantially from our estimation of the current operating environment. Although management uses the information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the OCC, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

PCI Loans.    PCI loans are subject to our internal credit review. If and when credit deterioration occurs at the loan pool level subsequent to the acquisition date, a provision for credit losses for PCI loans will be charged to earnings for the full amount of the decline in expected cash flows for the pool. Under the accounting guidance of ASC Subtopic 310-30, for acquired credit impaired loans, the allowance for loan losses on PCI loans is measured at each financial reporting date based on future expected cash flows. This assessment and measurement is performed at the pool level and not at the individual loan level. Accordingly, decreases in expected cash flows resulting from further credit deterioration, on a pool basis, as of such measurement date compared to those originally estimated are recognized by recording a provision and allowance for credit losses on PCI loans. Subsequent increases in the expected cash flows of the loans in each pool would first reduce any allowance for loan losses on PCI loans; and any excess will be accreted prospectively as a yield adjustment. The analysis of expected cash flows for pools incorporates updated pool level expected prepayment rates, default rates, and delinquency levels, and loan level loss severity given default assumptions. The expected cash flows are estimated based on factors which include loan grades established in the Bank’s ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flow from available collateral, and the contractual terms of the underlying loan agreement. Actual cash flows could differ from those expected, and others provided with the same information could draw different reasonable conclusions and calculate different expected cash flows.

Goodwill.    Business combinations accounted for under the acquisition method require us to record as assets on our financial statements goodwill, an unidentifiable intangible asset which is equal to the excess of the purchase price which we pay for another company over the estimated fair value of the net assets acquired. Net assets acquired include identifiable intangible assets such as core deposit intangibles and non-compete agreements. We evaluate goodwill for impairment annually on December 31, and more often if circumstances warrant, and we will reduce its carrying value through a charge to earnings if impairment exists. Future events or changes in the estimates that we use to determine the carrying value of our goodwill or which otherwise adversely affect its value could have a material adverse impact on our results of operations. As of December 31, 2011, goodwill had a carrying value of $16.2 million.

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

Management is responsible for determining the estimated fair value of the Company’s securities. In determining estimated fair values, management utilizes the services of an independent third party recognized as a specialist in pricing securities. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing observable market data, where available. Where the market price of the same or similar securities is not available, the valuation becomes more subjective and involves a high degree of judgment. On a quarterly basis, we review the pricing methodologies utilized by the independent third party pricing service for each security type. In addition, we compare securities prices to a second independent pricing service that is utilized as part of our asset liability risk management process and analyze significant anomalies in pricing including significant fluctuations, or lack thereof, in relation to other securities. At December 31, 2011, and for each quarter end in 2011, all securities were priced by an independent third party pricing service, and management made no adjustment to the prices received.

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

Federal Home Loan Bank Stock Impairment Assessment.    Northfield Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. As a member of the Federal Home Loan Bank of New York (FHLB), the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount determined by a “membership” investment component and an “activity-based” investment component. As of December 31, 2011, the Bank was in compliance with its ownership requirement. At December 31, 2011, Northfield Bank held $12.7 million of FHLB common stock. In performing our evaluation of our investment in FHLB stock, on a quarterly basis, management reviews the most recent financial statements of the FHLB and determines whether there have been any adverse changes to its capital position as compared to the trailing period. In addition, management reviews the FHLB most recent President’s Report in order to determine whether or not a dividend has been declared for the current reporting period. Furthermore, management obtains the credit rating of the FHLB from an accredited credit rating industry to ensure that no downgrades have occurred. At December 31, 2011, it was determined by management that the Bank’s investment in FHLB stock was not impaired.

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

Comparison of Financial Condition at December 31, 2011 and 2010

Total assets increased $129.8 million, or 5.8%, to $2.38 billion at December 31, 2011, from $2.25 billion at December 31, 2010. The increase was primarily attributable to increases in net loans held-for-investment of $241.9 million, or 30.0% and cash and cash equivalents of $21.4 million. This increase was partially offset by a decrease in securities available for sale of $145.6 million.

Cash and cash equivalents increased by $21.4 million, or 48.9%, to $65.3 million at December 31, 2011, from $43.9 million at December 31, 2010. Balances fluctuate based on the timing of receipt of security and loan repayments and the redeployment into higher yielding assets, or the funding of deposit or borrowing obligations.

Securities available-for-sale decreased $145.6 million, or 11.7%, to $1.1 billion at December 31, 2011, from $1.2 billion at December 31, 2010. The decrease was primarily attributable to maturities and paydowns of $403.4 million and sales of $182.7 million partially offset by purchases of $427.4 million and an increase of $10.9 million in net unrealized gains. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. In the current low interest rate environment, the Company has experienced elevated levels of prepayments on mortgage-backed securities that it has reinvested into shorter term securities.

At December 31, 2011, $949.6 million of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. The Company also held residential mortgage-backed securities not guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, referred to as “private label securities.” The private label securities had an amortized cost of $39.9 million and an estimated fair value of $40.5 million at December 31, 2011. These private label securities were in a net unrealized gain position of $567,000 million at December 31, 2011, consisting of gross unrealized gains of $1.9 million and gross unrealized losses of $1.3 million. In addition to the above mortgage-backed securities, the Company held $100.7 million in securities issued by corporate entities which were all rated investment grade (A- or better) at December 31, 2011.

Securities held-to-maturity decreased $1.4 million, or 28.5%, to $3.6 million at December 31, 2011, from $5.0 million at December 31, 2010. The decrease was attributable to maturities and paydowns during the year ended December 31, 2011.

Originated loans held-for-investment, net, totaled $985.9 million at December 31, 2011, as compared to $827.6 million at December 31, 2010. The increase was primarily in multifamily real estate loans, which increased $174.7 million, or 61.6%, to $458.3 million at December 31, 2011, from $283.6 million at December 31, 2010. Insurance premium loans increased $14.6 million, or 32.7%, to $59.1 million and home equity loans increased $1.5 million, or 5.5%, to $29.7 million at December 31, 2011. These increases were partially offset by $7.4 million of originated loans held-for-investment, at amortized cost, being transferred to held-for-sale, at estimated fair value, less costs to sell, of $3.4 million, resulting in a charge-off to the allowance for loan losses of $4.0 million. Originated loans held-for-investment also decreased due to decreases in one-to-four-family residential loans of $5.4 million, commercial real estate loans of $12.5 million, land and construction loans of $11.9 million, and commercial and industrial loans of $4.3 million. Currently, management is focused on originating multi-family loans, with less emphasis on other loan types.

PCI loans were $88.5 million at December 31, 2011. On October 14, 2011, the Company purchased PCI loans of approximately $132.4 million, based on the recorded principal balance, net of deferred fees and costs, of a failed institution, as part of a Federal Deposit Insurance Corporation-assisted transaction. Management recorded PCI loans at their estimated fair value of $91.9 million at the date of acquisition.

Bank owned life insurance increased $3.0 million, or 4.0%, to $77.8 million at December 31, 2011. The increase resulted from income earned on bank owned life insurance for the year ended December 31, 2011.

Federal Home Loan Bank of New York stock, at cost, increased $2.9 million, or 29.6%, to $12.7 million at December 31, 2011, from $9.8 million at December 31, 2010. This increase was attributable to an increase in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

Premises and equipment, net, increased $3.9 million, or 24.5%, to $20.0 million at December 31, 2011, from $16.1 million at December 31, 2010. This increase was primarily attributable to leasehold improvements made to new branches and the renovation of existing branches.

Other real estate owned increased $3.2 million to $3.4 at December 31, 2011, from $171,000 at December 31, 2010. This increase was partially attributable to $1.2 million of properties acquired as part of a Federal Deposit Insurance Corporation-assisted transaction.

Other assets decreased $3.0 million, or 16.6%, to $15.1 million at December 31, 2011, from $18.1 million at December 31, 2010. The decrease in other assets was primarily attributable to a decrease in net deferred tax assets, due to an increase in deferred tax liabilities associated with net unrealized gains on securities available-for-sale and the amortization of prepaid FDIC insurance.

Deposits increased $120.7 million, or 8.8%, to $1.5 billion at December 31, 2011, from $1.4 billion at December 31, 2010. The increase in deposits for the year ended December 31, 2011 was due to an increase in transaction accounts of $67.0 million, or 35.7% as compared to December 31, 2010. This increase was partially offset by a decrease in certificates of deposit accounts (issued by the Bank) of $7.9 million, or 1.6%, from December 31, 2010 to December 31, 2011, a decrease in savings accounts of $3.1 million, or 0.9%, from December 31, 2010 and a decrease of $65.0 million in short-term certificates of deposit originated through the CDARS® Network. The Company utilizes the CDARS® Network as a cost effective alternative to other short-term funding sources. The increase in deposits was also partially attributable to the FDIC-assisted transaction. The acquired deposits were approximately $109.5 million at December 31, 2011. The Company continues to focus on its marketing and pricing of its products, which it believes promotes longer-term customer relationships.

Borrowings, consisting primarily of Federal Home Loan Bank advances and repurchase agreements, increased $90.7 million, or 23.2%, to $481.9 million at December 31, 2011, from $391.2 million at December 31, 2010. The increase in borrowings was primarily the result of the Company increasing longer-term borrowings, taking advantage of, and locking in, lower interest rates, partially offset by maturities during the year ended December 31, 2011.

Accrued expenses and other liabilities decreased $69.1 million, to $16.6 million at December 31, 2011, from $85.7 million at December 31, 2010. The decrease was primarily a result of $70.7 million owed for securities purchases occurring prior to December 31, 2010, and settling after year end. The Company had no such transactions at December 31, 2011.

Total stockholders’ equity decreased by $14.1 million to $382.7 million at December 31, 2011, from $396.7 million at December 31, 2010. The decrease was primarily due to $37.8 million in stock repurchases and the payment of approximately $3.7 million in cash dividends. These decreases were partially offset by net income of $16.8 million for the year ended December 31, 2011, and an increase of $3.2 million in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards, and an increase in accumulated other comprehensive income of $6.6 million, related primarily to increases in unrealized gains on securities available for sale, net of tax, due to a decrease in general market interest rates.

On September 9, 2011, the Board of Directors of the Company authorized the continuance of the stock repurchase program. Under the program, the Company intends to repurchase up to 2,066,379 additional shares, representing approximately 5% of its outstanding shares following the repurchase of the remaining shares authorized under the existing stock repurchase program announced on October 27, 2010. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of December 31, 2011, the Company has repurchased (under its current and prior repurchase plans) 5,064,252 shares of its stock at an average price of $12.85 per share. The Company also repurchased shares of stock from employees to meet minimum tax obligations related to vesting of equity awards.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

Net Income.    Net income increased $3.0 million, or 22.0%, to $16.8 million for the year ended December 31, 2011, as compared to $13.8 million for the year ended December 31, 2010, due primarily to an increase of $3.5 million in net interest income and an increase in non-interest income of $5.0 million, partially offset by a $2.5 million increase in the provision for loan losses, an increase of $2.8 million in non-interest expense and an increase of $127,000 in income tax expense.

Interest Income.    Interest income increased by $4.5 million, or 5.2%, to $91.0 million for the year ended December 31, 2011, as compared to $86.5 million for the year ended December 31, 2010. The increase was primarily the result of an increase in average interest-earning assets of $175.6 million, or 8.8%. The increase in average interest-earning assets was primarily attributable to an increase in average loans of $153.5 million, or 19.8%, an increase in average mortgage-backed securities of $124.3 million, or 13.3%, and an increase in average interest-earning deposits of $3.0 million, or 6.4%, partially offset by a decrease in securities (other than mortgage-backed securities) of $108.7 million, or 45.3%. The effect of the increase in average interest-earning assets was partially offset by a decrease of 14 basis points, or 3.2%, in the yield earned to 4.17% for the year ended December 31, 2011, from 4.31% for the year ended December 31, 2010. The rates earned on loans and mortgage-backed securities decreased due to the general decline in market interest rates for these asset types.

Interest Expense.    Interest expense increased $1.0 million, or 4.1%, to $25.4 million for the year ended December 31, 2011, from $24.4 million for the year ended December 31, 2010. The increase was attributable to an increase in interest expense on borrowings of $2.3 million, or 21.5%, partially offset by a decrease in interest expense on deposits of $1.3 million, or 9.7%. The increase in interest expense on borrowings was primarily attributable to an increase of $145.7 million, or 44.1%, in average borrowings outstanding, partially offset by a decrease of 52 basis points, or 15.9%, in the cost of borrowings, reflecting lower market interest rates for borrowed funds. The decrease in interest expense on deposits was attributable to a decrease in the cost of interest-bearing deposits of 13 basis points, or 12.1%, to 0.94% for the year ended December 31, 2011, from 1.07% for the year ended December 31, 2010, reflecting lower market interest rates for short-term deposits. The decrease in the cost of deposits was partially offset by an increase of $41.0 million, or 3.2%, in average interest-bearing deposits outstanding.

Net Interest Income.    Net interest income increased $3.5 million, or 5.7%, as interest-earning assets increased by 8.8% to $2.2 billion. The general decline in interest rates has resulted in yields earned on interest earning assets to decline 14 basis points to 4.17% for the current year as compared to 4.31% for the prior year, while rates paid on interest-bearing liabilities decreased 11 basis points to 1.42% for the current year as compared to 1.53% for the prior year. Yields on loans include $1.4 million in interest income recognized on PCI loans with an average balance of $19.3 million contributing approximately four basis points to the net interest margin. Additionally, net interest income for the year ended December 31, 2011, included prepayment penalties of $812,000 compared to $67,000 for the year ended December 31, 2010. The increase in average interest earning assets was due primarily to increases in average loans outstanding of $153.5 million and $124.3 million in mortgage-backed securities, partially offset by a decrease in other securities. Other securities consist primarily of investment-grade shorter-term corporate bonds and government-sponsored enterprise bonds.

Provision for Loan Losses.    The provision for loan losses was $12.6 million for the year ended December 31, 2011, an increase of $2.5 million, or 24.8%, from the $10.1 million provision recorded in the year ended December 31, 2010. The increase in the provision for loan losses in the current year was due primarily to increased charge-offs and increased loan originations partially offset by a shift in the composition of our loan portfolio to multifamily loans, which generally require lower general reserves than other commercial real estate loans and decreases in non-performing loans, during the year ended December 31, 2011, as compared to the year ended December 31, 2010. During the year ended December 31, 2011, the Company recorded net charge-offs of $7.6 million compared to net charge-offs of $3.7 million for the year ended December 31, 2010. Charge-offs for 2011 included $4.0 million related to the transfer of $7.4 million of loans to held-for-sale.

Non-interest Income.    Non-interest income increased $5.0 million, or 73.0%, to $11.8 million for the year ended December 31, 2011, as compared to $6.8 million for the year ended December 31, 2010. This increase was primarily a result of a $3.6 million, net of taxes, bargain purchase gain, associated with the FDIC-assisted acquisition in October 2011, a $750,000 increase in gains on security sales, a $364,000 increases in fees and service charges for customer services, and a $694,000 increase in income earned on bank owned life insurance, generated by increased cash surrender values, primarily resulting from higher levels of bank owned life insurance. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry. These increases were partially offset by an increase of $255,000 in other-than-temporary credit impairment charges recognized on two private label mortgage-backed securities and an equity mutual fund and a decrease of $120,000 in other income.

Non-interest Expense.    Non-interest expense increased $2.8 million, or 7.4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due primarily to compensation and employee benefits expense increasing $2.6 million, which resulted primarily from increases in employees related to additional branch and operations personnel, and to a lesser extent, salary adjustments effective January 1, 2011. Occupancy expense increased $1.1 million, or 22.3, primarily due to increases in rent and amortization of leasehold improvements relating to new branches and the renovation of existing branches. These increases were partially offset by decreased professional fees of $1.3 million, primarily resulting from the expensing of approximately $1.8 million in costs incurred for the Company’s postponed, second-step stock offering in the prior year partially offset by increased costs related to loan workouts.

Income Tax Expense.    The Company recorded income tax expense of $6.5 million and $6.4 million for the years ended December 31, 2011 and 2010, respectively. The effective tax rate for the year ended December 31, 2011, was 27.8%, as compared to 31.6% for the year ended December 31, 2010. The decrease in rate was due primarily to the $5.9 million bargain purchase gain recorded in the FDIC-assisted transaction being recorded net of tax, of $2.3 million and lower taxable income in the current year as a result of in an increase in tax-exempt bank owned life insurance income of $694,000.

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

	For the Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate	Average Outstanding Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$928,904	$55,066	5.93%	$775,404	$46,681	6.02%	$653,748	$38,889	5.95%
Mortgage-backed securities	1,061,308	32,033	3.02	936,991	33,306	3.55	920,785	42,256	4.59
Other securities	131,136	3,314	2.53	239,872	6,011	2.51	126,954	3,223	2.54
Federal Home Loan Bank of New York stock	10,459	439	4.20	6,866	354	5.16	7,428	399	5.37
Interest-earning deposits	48,903	165	0.34	45,951	143	0.31	83,159	801	0.96

Total interest-earning assets	2,180,710	91,017	4.17	2,005,084	86,495	4.31	1,792,074	85,568	4.77
Non-interest-earning assets	141,466			115,491			87,014

Total assets	$2,322,176			$2,120,575			$1,879,088

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$741,130	4,651	0.63	$676,334	5,119	0.76	$566,894	6,046	1.07
Certificates of deposit	566,619	7,600	1.34	590,445	8,454	1.43	509,610	12,168	2.39

Total interest-bearing deposits	1,307,749	12,251	0.94	1,266,779	13,573	1.07	1,076,504	18,214	1.69
Borrowings	476,413	13,162	2.76	330,693	10,833	3.28	297,365	10,763	3.62

Total interest-bearing liabilities	1,784,162	25,413	1.42	1,597,472	24,406	1.53	1,373,869	28,977	2.11
Non-interest-bearing deposits	131,224			114,450			99,950
Accrued expenses and other liabilities	13,260			9,677			14,075

Total liabilities	1,928,646			1,721,599			1,487,894
Stockholders’ equity	393,530			398,976			391,194

Total liabilities and stockholders’ equity	$2,322,176			$2,120,575			$1,879,088

Net interest income		$65,604			$62,089			$56,591

Net interest rate spread(1)			2.75			2.78			2.66
Net interest-earning assets(2)	$396,548			$407,612			$418,205

Net interest margin(3)			3.01%			3.10%			3.16%
Average interest-earning assets to interest-bearing liabilities	122.23%			125.52%			130.44%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2011 vs. 2010			Year Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$9,070	$(685)	$8,385	$7,319	$473	$7,792
Mortgage-backed securities	10,163	(11,436)	(1,273)	758	(9,708)	(8,950)
Other securities	(2,745)	48	(2,697)	2,829	(41)	2,788
Federal Home Loan Bank of New York stock	132	(47)	85	(29)	(16)	(45)
Interest-earning deposits	9	13	22	(262)	(396)	(658)

Total interest-earning assets	16,629	(12,107)	4,522	10,615	(9,688)	927

Interest-bearing liabilities:
Savings, NOW and money market accounts	596	(1,064)	(468)	1,840	(2,767)	(927)
Certificates of deposit	(334)	(520)	(854)	2,437	(6,151)	(3,714)

Total deposits	262	(1,584)	(1,322)	4,277	(8,918)	(4,641)
Borrowings	3,638	(1,309)	2,329	458	(388)	70

Total interest-bearing liabilities	3,900	(2,893)	1,007	4,735	(9,306)	(4,571)

Change in net interest income	$12,729	$(9,214)	$3,515	$5,880	$(382)	$5,498

Asset Quality

Purchased Credit Impaired (“PCI”) Loans

PCI loans were recorded at estimated fair value using expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($88.5 million at December 31, 2011) as accruing, even though they may be contractually past due. At December 31, 2011, based on recorded contractual principal, 9.0% of PCI loans were past due 30 to 89 days, and 16.1% were past due 90 days or more, as compared to 8.0% and 13.9% at October 14, 2011. The amount and timing of expected cash flows as of December 31, 2011 did not change significantly from the October 2011 acquisition date. The discussion that follows relates specifically to originated loans, both held-for-investment and held-for-sale.

Originated Loans

General.    Maintaining loan quality historically has been, and will continue to be, a key element of our business strategy. We employ conservative underwriting standards for new loan originations and maintain sound credit administration practices while the loans are outstanding. In addition, substantially all of our loans are secured, predominantly by real estate. However, during the current economic recession, we have experienced increases in delinquent and non-performing loans. At December 31, 2011, our non-performing loans totaled

$43.9 million or 4.07% of total loans. At the same time charge-offs have remained relatively low at 0.78% of average loans outstanding for the year ended December 31, 2011, 0.47% for the year ended December 31, 2010, and 0.37% for the year ended December 31, 2009. Net charge-offs in 2011 include $4.0 million related to the transfer of $7.4 million of loans held-for-investment to held-for-sale.

Delinquent Loans and Non-performing Loans.    Non-performing loans decreased $17.0 million, or 28.0%, from $60.9 million at December 31, 2010, to $43.9 million at December 31, 2011. The following table details non-performing loans at December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
	(in thousands)
Non-accruing loans:
Held-for-investment	$17,489	$39,303
Held-for-sale	2,991	—
Non-accruing loans subject to restructuring agreements:
Held-for-investment	22,844	19,978
Held-for-sale	457	—

Total non-accruing loans	43,781	59,281

Loans 90 days or more past due and still accruing:
Held-for-investment	85	1,609
Held-for-sale	—	—

Total loans 90 days or more past due and still accruing:	85	1,609

Total non-performing loans	43,866	60,890
Other real estate owned	3,359	171

Total non-performing assets	$47,225	$61,061

Loans subject to restructuring agreements and still accruing	$18,349	$11,198

The following table details non-performing loans by loan type at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Real estate loans:
Commercial	$34,659	$46,388
One- to four-family residential	1,338	1,275
Construction and land	2,131	5,122
Multifamily	2,175	4,863
Home equity and lines of credit	1,766	181
Commercial and industrial	1,575	1,323
Insurance premium loans	137	129

Total non-accrual loans:	43,781	59,281

Loans delinquent 90 days or more and still accruing:
Real estate loans:
Commercial	13	—
One-to four-family residential	—	1,108
Construction and land	—	404
Multifamily	72	—
Home equity and lines of credit	—	59
Commercial and industrial	—	38

Total loans delinquent 90 days or more and still accruing:	85	1,609

Total non-performing loans	$43,866	$60,890

Generally, originated loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status. The following table details the delinquency status of non-accruing loans at December 31, 2011:

	Days Past Due			Total
	0 to 29	30 to 89	90 or more
		(in thousands)
Real estate loans:
Commercial	$16,395	$3,613	$14,651	$34,659
One- to four-family residential	210	594	534	1,338
Construction and land	1,709	—	422	2,131
Multifamily	523	—	1,652	2,175
Home equity and lines of credit	102	—	1,664	1,766
Commercial and industrial loans	553	—	1,022	1,575
Insurance premium loans	—	—	137	137

Total non-accruing loans	$19,492	$4,207	$20,082	$43,781

The decrease in non-accrual loans was primarily attributable to $12.5 million in loans being returned to accrual status during the year ended December 31, 2011. Loans returned to accrual status were current as to principal and interest, and factors indicating doubtful collection no longer existed, including the borrower’s performance under the original loan terms for at least six months. Non-accrual loans also decreased as a result of $4.0 million of pay-offs and principal pay-downs, charge offs of $7.6 million, and the transfer of $2.7 million to other real estate owned. The above decreases in non-accruing loans during the year ended December 31, 2011, were partially offset by $11.3 million of loans being placed on non-accrual status during the year ended December 31, 2011.

At December 31, 2011, the Company had $21.1 million of accruing loans that were 30 to 89 days delinquent, as compared to $19.8 million at December 31, 2010. The following table sets forth the total amounts of delinquencies for accruing loans that were 30 to 89 days past due by type and by amount at the dates indicated.

	December 31,
	2011	2010
	(in thousands)
Real estate loans:
Commercial	$8,404	$8,970
One- to four-family residential	2,258	2,575
Construction and land	3,041	499
Multifamily	6,468	6,194
Home equity and lines of credit	30	262
Commercial and industrial loans	207	536
Insurance premium loans	568	660
Other loans	91	102

Total	$21,067	$19,798

Non-accruing loans subject to restructuring agreements increased to $23.3 million at December 31, 2011, from $20.0 million at December 31, 2010. Loans subject to restructuring agreements, and still accruing totaled $18.3 million and $11.2 million at December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company entered into thirteen troubled debt restructuring agreements (TDRs), of which $6.8 million and $12.8 million were classified as accruing and non-accruing, respectively, at December 31, 2011. At December 31, 2011, $12.7 million, or 69.4%, of the $18.3 million of accruing troubled debt restructurings, and $19.2 million, or 82.3%, of the $23.3 million of non-accruing troubled debt restructurings, were performing in accordance with their restructured terms. Generally, the types of concession that we make to troubled borrowers includes reduction to, both temporary and permanent, interest rates and extension of payment terms. At December 31, 2011 the balance of TDRs are 81% commercial real estate loans, 4% construction loans, 5% multifamily loans, 4% commercial and industrial loans, and 6% one- to four-family residential loans.

The table below sets forth the amounts and categories of the troubled debt restructurings as of December 31, 2011 and December 31, 2010.

	At December 31,
	2011		2010
	Non-Accruing	Accruing	Non-Accruing	Accruing
	(in thousands)
Troubled Debt Restructurings:
Real estate loans:
Commercial	$20,420	$13,389	$13,138	$7,879
One- to four-family residential	—	2,532	—	1,750
Construction and land	1,709	—	4,012	—
Multifamily	523	1,552	2,327	1,569
Home equity and lines of credit	102	—	—	—
Commercial and industrial loans	547	876	501	—

	$23,301	$18,349	$19,978	$11,198

Performing in accordance with restructured terms	82.34%	69.03%	61.03%	100.00%

The allowance for loan losses to non-performing loans (held-for-investment) increased from 35.83% at December 31, 2010 to 66.4% at December 31, 2011. This increase was primarily attributable to an increase of $5.0 million, or 23.0%, in the allowance for loan losses partially offset by a decrease in non-performing loans of $17.0 million, from $60.9 million at December 31, 2010, to $43.9 million at December 31, 2011. At December 31, 2011, 64.5% (balance of impaired loans) of the appraisals utilized for our impairment analysis were completed within the last nine months, 32.7% (balance of impaired loans) were completed within the last 18 months, with the remaining 2.8% (balance of impaired loans) being older than 18 months. All appraisals older than 12 months were reviewed by management and appropriate adjustments were made utilizing current market indices. Generally loans are charged down to the appraised value less costs to sell, which reduces the coverage ratio of the allowance for loan losses to non-performing loans. Downward adjustments to appraisal values, primarily to reflect “quick sale” discounts, are generally recorded as specific reserves within the allowance for loan losses.

The allowance for loan losses to originated loans held-for-investment, net, increased to 2.72% at December 31, 2011, from 2.64% at December 31, 2010. This increase was attributable to an increase of $2.5 million, or 24.9%, in the allowance for loan losses from December 31, 2010, to December 31, 2011, partially offset by an increase in the loan portfolio over the same time period. The increase in the Company’s allowance for loan losses during the year is primarily attributable to specific reserves on impaired loans related to quick sale discounts, and an increase in general loss factors related to increases in non-accrual loans, fluctuations in loan delinquencies, and continued declines in general economic conditions and real estate values as well as an increase in unallocated reserves due to the timing of appraisals and ongoing loan reviews.

Specific reserves on impaired loans increased $1.4 million, or 51.8%, from $2.7 million, for the year ended December 31, 2010, to $4.1 million for the year ended December 31, 2011. At December 31, 2011, the Company had 48 loans classified as impaired and recorded a total of $4.1 million of specific reserves on 16 of the 48 impaired loans. At December 31, 2010, the Company had 44 loans classified as impaired and recorded a total of $2.7 million of specific reserves on 13 of the 44 impaired loans.

The following table sets forth activity in our allowance for loan losses, by loan type, for the years indicated.

	Real estate loans					Commercial and Industrial	Insurance Premium Loans	Other	Unallocated	Total Allowance for Loan Losses
	Commercial	One-to- four Family Residential	Construction and Land	Multifamily	Home Equity and Lines of Credit
	(in thousands)
December 31, 2008	$5,176	$131	$1,982	$788	$146	$523	$—	$32	$—	$8,778
Provision for loan losses	4,575	95	1,113	1,242	64	1,495	101	2	351	9,038
Recoveries	—	—	—	—	—	—	—	—	—	—
Charge-offs	(1,348)	(63)	(686)	(164)	—	(141)	—	—	—	(2,402)

December 31, 2009	8,403	163	2,409	1,866	210	1,877	101	34	351	15,414
Provision for loan losses	5,238	407	(111)	5,403	32	(1,122)	91	(6)	152	10,084
Recoveries	—	—	—	—	—	—	20	—	—	20
Charge-offs	(987)	—	(443)	(2,132)	—	(36)	(101)	—	—	(3,699)

December 31, 2010	12,654	570	1,855	5,137	242	719	111	28	503	21,819
Provision for loan losses	6,809	498	27	2,353	238	1,931	115	12	606	12,589
Recoveries	55	—	—	—	—	23	30	—	—	108
Charge-offs	(5,398)	(101)	(693)	(718)	(62)	(638)	(70)	—	—	(7,680)

December 31, 2011	$14,120	$967	$1,189	$6,772	$418	$2,035	$186	$40	$1,109	$26,836

During the year ended December 31, 2011, the Company recorded net charge-offs of $7.6 million, an increase of $3.9 million, or 105.4%, as compared to the year ended December 31, 2010. The increase in net charge-offs was primarily attributable to a $4.4 million increase in net charge-offs related to commercial real estate loans and a $602,000 increase in net charge-offs related to commercial and industrial loans offset by a $1.4 million decrease in net charge-offs related to multifamily real estate loans. 2011 net charge-offs include $4.0 million related to loans transferred to held-for-sale. Charge-offs related to this transfer did not have a material effect on the Company’s loss factors for calculating the allowance for loan losses since such losses represent a change in intent for these loans which is not the intent for the held-for-investment portfolio. As a result of increases in outstanding balances, the general decline in real estate values and the current economic downturn, the Company’s historical and general loss factors have increased, thus increasing the allowance for loan losses allocated to multifamily real estate loans by $1.7 million, or 31.8%, from $5.1 million at December 31, 2010, to $6.8 million at December 31, 2011. In addition, as a result of the net charge-offs incurred, as well as increased levels of commercial real estate loans on non-accrual status, coupled with the general decline in real estate values and the current economic downturn, the Company’s historical and general loss factors have increased, thus increasing the allowance for loan losses allocated to commercial real estate loans by $1.5 million, or 11.6%, from $12.6 million at December 31, 2010, to $14.1 million at December 31, 2011. The allowance for loan losses allocated to commercial and industrial loans increased $1.3 million from December 31, 2010 to December 31, 2011. This increase was primarily attributable to an increase in historical loss factors, coupled with the increased level of non-accrual commercial and industrial loans. The Company could experience an increase in its allowance for loan losses in future periods if charge-offs and non-performing loans continue to increase.

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

We seek to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

•	originate multifamily real estate and commercial real estate loans that generally have interest rates that reset every five years;

•	invest in shorter maturity investment grade corporate securities and mortgage-related securities; and

•	obtain general financing through lower cost deposits and wholesale funding and repurchase agreements.

Net Portfolio Value Analysis.    We compute the net present value of our interest-earning assets and interest-bearing liabilities (net portfolio value or “NPV”) over a range of assumed market interest rates. Our simulation model uses a discounted cash flow analysis to measure the net portfolio value. We estimate the economic value of these assets and liabilities under the assumption that interest rates experience an instantaneous, parallel, and sustained increase of 100, 200, 300, or 400 basis points, or a decrease of 100 and 200 basis points which is based on the current interest rate environment. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Net Interest Income Analysis.    We also analyze our sensitivity to changes in interest rates through our net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a twelve-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates experience an instantaneous and sustained increase of 100, 200, 300, or 400 basis points or a decrease of 100 and 200 basis points which is based on the current interest rate environment.

The table below sets forth, as of December 31, 2011, our calculation of the estimated changes in our net portfolio value, net present value ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results.

	NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
			(dollars in thousands)
+400	$2,162,339	$1,850,354	$311,985	$(118,243)	14.43%	(7.72)%
+300	2,216,517	1,882,182	334,335	(95,893)	15.08%	(5.56)%
+200	2,282,543	1,915,059	367,484	(62,744)	16.10%	(3.10)%
+100	2,352,573	1,949,034	403,539	(26,689)	17.15%	(1.02)%
0	2,414,383	1,984,155	430,228	—	17.82%	—
-100	2,447,264	2,015,567	431,697	1,469	17.64%	(0.66)%
-200	2,480,170	2,026,021	454,149	23,921	18.31%	(2.21)%

(1)	Assumes an instantaneous and sustained uniform change in interest rates at all maturities.

(2)	NPV includes non-interest earning assets and liabilities.

The table above indicates that at December 31, 2011, in the event of a 200 basis point decrease in interest rates, we would experience a 5.56% increase in estimated net portfolio value and a 2.21% decrease in net interest income. In the event of a 400 basis point increase in interest rates, we would experience a 27.48% decrease in net portfolio value and a 7.72% decrease in net interest income. Our policies provide that, in the event of a 400 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 300 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock at December 31, 2011. At December 31, 2011, we were in compliance with all board approved policies with respect to interest rate risk management.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, borrowings through repurchase agreements and advances from money center banks and the Federal Home Loan Bank of New York, and repayments, maturities and sales of securities. While maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our board asset and liability management committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and withdrawals of deposits by our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings of 35%

or greater. At December 31, 2011, this ratio was 52.70%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs at December 31, 2011.

We regularly adjust our investments in liquid assets based on our assessment of:

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

The Company had the following primary sources of liquidity at December 31, 2011 (in thousands):

Cash and cash equivalents	$65,269
Unpledged mortgage-backed securities	427,262
(Issued or guaranteed by the U.S. Government, Fannie Mae, or Freddie Mac)

At December 31, 2011, we had $32.9 million in outstanding loan commitments. In addition, we had $31.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011, totaled $356.4 million, or 23.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements), and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, based on experience, that a significant portion of such deposits will remain with us, and we have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Northfield Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. At December 31, 2011, Northfield Bank exceeded all regulatory capital requirements and is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements” and Note 13 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.    As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process applicable to loans we originate. In addition, we routinely enter into commitments to sell mortgage loans; such amounts are not significant to our operations. For additional information, see Note 12 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.    In the ordinary course of our operations we enter into certain contractual obligations. Such obligations include leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, and agreements with respect to investments.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Long-term debt(1)	$108,681	$138,800	$223,410	$8,000	$478,891
Floating rate advances	3,004	—	—	—	3,004
Operating leases	3,378	6,609	6,474	31,607	48,068
Capitalized leases	387	810	516	560	2,273
Certificates of deposit	356,391	72,017	51,712	3	480,123

Total	$471,841	$218,236	$282,112	$40,170	$1,012,359

Commitments to extend credit(2)	$64,735	$—	$—	$—	$64,735

(1)	Includes repurchase agreements, Federal Home Loan Bank of New York advances, and accrued interest payable at December 31, 2011.
(2)	Includes unused lines of credit which are assumed to be funded within the year.

As of December 31, 2011, we serviced $41.3 million of loans for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At December 31, 2011, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

Impact of Recent Accounting Standards and Interpretations

Accounting Standards Update No. 2011-02 amends Topic 310 and clarifies the guidance on a creditor’s evaluation of whether it has granted a concession, and whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies — Loss Contingencies. An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The Company adopted this Accounting Standard Update in 2011, and has provided the applicable disclosures as part of Note 5 to these financial statements. The adoption of this Accounting Standard Update did not result in a material change to the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “ Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting

Standards Update No. 2011-05” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. For a public entity, the ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect that the adoption of these pronouncements will have a material impact on the Company’s financial condition or results of operations.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northfield Bancorp, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Northfield Bancorp, Inc, and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northfield Bancorp, Inc. and subsidiaries:

We have audited Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Northfield Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Northfield Bancorp, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Northfield Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Northfield Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

March 15, 2012

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2011	2010
	(In thousands, except share data)
ASSETS:
Cash and due from banks	$15,539	$9,862
Interest-bearing deposits in other financial institutions	49,730	33,990

Total cash and cash equivalents	65,269	43,852

Trading securities	4,146	4,095
Securities available-for-sale, at estimated fair value (encumbered $309,816 in 2011 and $275,694 in 2010)	1,098,725	1,244,313
Securities held-to-maturity, at amortized cost (estimated fair value of $3,771 in 2011 and $5,273 in 2010) (encumbered $0 in 2011 and 2010)	3,617	5,060
Loans held-for-sale	3,900	1,170
Purchased credit-impaired (PCI) loans held-for-investment	88,522	—
Originated loans held-for-investment, net	985,945	827,591

Loans held-for-investment, net	1,074,467	827,591
Allowance for loan losses	(26,836)	(21,819)

Net loans held-for-investment	1,047,631	805,772

Accrued interest receivable	8,610	7,873
Bank owned life insurance	77,778	74,805
Federal Home Loan Bank of New York stock, at cost	12,677	9,784
Premises and equipment, net	19,988	16,057
Goodwill	16,159	16,159
Other real estate owned	3,359	171
Other assets	15,059	18,056

Total assets	2,376,918	2,247,167

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	1,493,526	1,372,842
Securities sold under agreements to repurchase	276,000	243,000
Other borrowings	205,934	148,237
Advance payments by borrowers for taxes and insurance	2,201	693
Accrued expenses and other liabilities	16,607	85,678

Total liabilities	1,994,268	1,850,450

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 shares issued at December 31, 2011, and December 31, 2010, respectively, 40,518,591 and 43,316,021 outstanding at December 31, 2011 and 2010, respectively	456	456
Additional paid-in-capital	209,302	205,863
Unallocated common stock held by employee stock ownership plan	(14,570)	(15,188)
Retained earnings	235,776	222,655
Accumulated other comprehensive income	17,470	10,910
Treasury stock at cost; 5,114,020 and 2,316,590 shares at December 31, 2011 and 2010, respectively	(65,784)	(27,979)

Total stockholders’ equity	382,650	396,717

Total liabilities and stockholders’ equity	$2,376,918	$2,247,167

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Years ended December 31,
	2011	2010	2009
	(In thousands, except share data)
Interest income:
Loans	$55,066	$46,681	$38,889
Mortgage-backed securities	32,033	33,306	42,256
Other securities	3,314	6,011	3,223
Federal Home Loan Bank of New York dividends	439	354	399
Deposits in other financial institutions	165	143	801

Total interest income	91,017	86,495	85,568

Interest expense:
Deposits	12,251	13,573	18,214
Borrowings	13,162	10,833	10,763

Total interest expense	25,413	24,406	28,977

Net interest income	65,604	62,089	56,591
Provision for loan losses	12,589	10,084	9,038

Net interest income after provision for loan losses	53,015	52,005	47,553

Non-interest income:
Bargain purchase gain, net of tax	3,560	—	—
Fees and service charges for customer services	2,946	2,582	2,695
Income on bank owned life insurance	2,973	2,273	1,750
Gain on securities transactions, net	2,603	1,853	891
Other-than-temporary impairment losses on securities	(1,152)	(962)	(1,365)
Portion recognized in other comprehensive income (before taxes)	743	808	1,189

Net impairment losses on securities recognized in earnings	(409)	(154)	(176)

Other	162	288	233

Total non-interest income	11,835	6,842	5,393

Non-interest expense:
Compensation and employee benefits	21,626	19,056	16,896
Director compensation	1,497	1,516	1,338
Occupancy	6,297	5,149	4,602
Furniture and equipment	1,204	1,070	1,093
Data processing	2,775	2,521	2,637
Professional fees	2,334	3,613	1,950
FDIC insurance	1,629	1,805	2,320
Other	4,168	3,954	3,418

Total non-interest expense	41,530	38,684	34,254

Income before income tax expense	23,320	20,163	18,692
Income tax expense	6,497	6,370	6,618

Net income	$16,823	$13,793	$12,074

Net income per common share — basic and diluted	$0.42	$0.33	$0.28
Weighted average shares outstanding — basic	40,068,991	41,387,106	42,405,774
Weighted average shares outstanding — diluted	40,515,245	41,669,006	42,532,568

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Years ended December 31, 2011, 2010 and 2009
				Unallocated Common Stock Held by the Employee Stock		Accumulated Other Comprehensive Income (Loss),		Total Stockholders’

	Common Stock		Additional Paid-in
		Par			Retained		Treasury
	Shares	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity
				(In thousands, except share data)
Balance at December 31, 2008	44,803,061	$448	$199,453	$(16,391)	$203,085	$(17)	$—	$386,578

Comprehensive income:
Net income					12,074			12,074
Net unrealized holding gains on securities arising during the year (net of tax of $8,438)						12,075		12,075
Reclassification adjustment for gains included in net income (net of tax of $35)						(54)		(54)
Post retirement benefits adjustment (net of tax of $26)						35		35
Reclassification adjustment for OTTI impairment included in net income (net of tax of $70)						106		106

Total comprehensive income								24,236

ESOP shares allocated or committed to be released			92	584				676
Stock compensation expense			2,942					2,942
Cash dividends declared ($0.16 per common share)					(2,963)			(2,963)
Issuance of restricted stock	825,150	8	(8)					—
Treasury stock (average cost of $11.61 per share)							(19,929)	(19,929)

Balance at December 31, 2009	45,628,211	$456	$202,479	$(15,807)	$212,196	$12,145	$(19,929)	$391,540

Comprehensive income:
Net income					13,793			13,793
Net unrealized holding losses on securities arising during the year (net of tax of $577)						(682)		(682)
Reclassification adjustment for gains included in net income (net of tax of $585)						(670)		(670)
Post retirement benefits adjustment (net of tax of $11)						35		35
Reclassification adjustment for OTTI impairment included in net income (net of tax of $72)						82		82

Total comprehensive income								12,558

ESOP shares allocated or committed to be released			180	619				799
Stock compensation expense			3,020					3,020
Additional tax benefit on equity awards			184					184
Exercise of stock options					(26)		163	137
Cash dividends declared ($0.19 per common share)					(3,308)			(3,308)
Issuance of restricted stock	4,400							—
Treasury stock (average cost of $13.37 per share)							(8,213)	(8,213)

Balance at December 31, 2010	45,632,611	$456	$205,863	$(15,188)	$222,655	$10,910	$(27,979)	$396,717

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity — (Continued)

	Years ended December 31, 2011, 2010 and 2009
				Unallocated Common Stock Held by the Employee Stock		Accumulated Other Comprehensive Income (Loss),		Total Stockholders’

	Common Stock		Additional Paid-in
		Par			Retained		Treasury
	Shares	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity
				(In thousands, except share data)
Comprehensive income:
Net income					16,823			16,823
Net unrealized holding losses on securities arising during the year (net of tax of $5,306)						7,961		7,961
Reclassification adjustment for gains included in net income (net of tax of $1,102)						(1,652)		(1,652)
Post retirement benefits adjustment (net of tax of $4)						6		6
Reclassification adjustment for OTTI impairment included in net income (net of tax of $164)						245		245

Total comprehensive income								23,383

ESOP shares allocated or committed to be released			206	618				824
Stock compensation expense			3,047					3,047
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		16	15
Cash dividends declared ($0.23 per common share)					(3,701)			(3,701)
Treasury stock (average cost of $13.52 per share)							(37,821)	(37,821)

Balance at December 31, 2011	45,632,611	$456	$209,302	$(14,570)	$235,776	$17,470	$(65,784)	$382,650

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$16,823	$13,793	$12,074
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,589	10,084	9,038
ESOP and stock compensation expense	3,871	3,819	3,618
Depreciation	2,151	1,791	1,679
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	1,653	1,101	(1,486)
Amortization of mortgage servicing rights	60	117	113
Income on bank owned life insurance	(2,973)	(2,273)	(1,750)
Gain on sale of premises and equipment and other real estate owned	(84)	(197)	—
Net gain on sale of loans held-for-sale	(20)	(34)	(138)
Proceeds from sale of loans held-for-sale	11,206	5,713	7,509
Origination of loans held-for-sale	(10,467)	(6,849)	(7,371)
Gain on securities transactions, net	(2,603)	(1,853)	(891)
Bargain purchase gain, net of tax	(3,560)	—	—
Net impairment losses on securities recognized in earnings	409	154	176
Net purchases of trading securities	(202)	(95)	(313)
Decrease in accrued interest receivable	125	181	265
(Increase) decrease in other assets	(1,659)	(18)	148
Decrease (increase) in prepaid FDIC assessment	1,609	1,610	(5,736)
Deferred taxes	(2,883)	(2,905)	(4,938)
Increase in accrued expenses and other liabilities	1,196	1,263	2,831
Amortization of core deposit intangible	219	173	336

Net cash provided by operating activities	27,460	25,575	15,164

Cash flows from investing activities:
Net increase in loans receivable	(169,258)	(103,037)	(108,385)
Purchase of loans	—	—	(35,369)
(Purchase) redemptions of Federal Home Loan Bank of New York stock, net	(2,628)	(3,363)	2,989
Purchases of securities available-for-sale	(476,918)	(845,781)	(655,765)
Principal payments and maturities on securities available-for-sale	403,389	581,525	500,518
Principal payments and maturities on securities held-to-maturity	1,442	1,684	4,575
Proceeds from sale of securities available-for-sale	182,658	221,187	3,293
Proceeds from sale of securities held-to-maturity	—	—	3,371
Purchases of certificates of deposit in other financial institutions	—	—	(63)
Proceeds from maturities of certificates of deposit in other financial institutions	—	—	53,716
Purchase of bank owned life insurance	—	(28,781)	—
Proceeds from sale of other real estate owned	571	721	—
Proceeds from the sale of premises and equipment	—	394	—
Purchases and improvements of premises and equipment	(6,082)	(5,369)	(5,456)
Net cash acquired in business combinations	77,449	—	—

Net cash provided by (used in) investing activities	10,623	(180,820)	(236,576)

Cash flows from financing activities:
Net (decrease) increase in deposits	(67,550)	55,957	292,446
Dividends paid	(3,701)	(3,308)	(2,963)
Exercise of stock options	15	137	—
Purchase of treasury stock	(37,821)	(8,213)	(19,929)
Additional tax benefit on equity awards	186	231	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,508	(64)	(3,066)
Repayments under capital lease obligations	(217)	(187)	(160)
Proceeds from securities sold under agreements to repurchase and other borrowings	584,508	378,501	138,600
Repayments related to securities sold under agreements to repurchase and other borrowings	(493,594)	(266,501)	(191,100)

Net cash provided by financing activities	(16,666)	156,553	213,828

Net increase (decrease) in cash and cash equivalents	21,417	1,308	(7,584)
Cash and cash equivalents at beginning of period	43,852	42,544	50,128

Cash and cash equivalents at end of period	$65,269	$43,852	$42,544

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$25,008	$24,463	$29,334
Income taxes	9,483	9,776	10,351
Non-cash transactions:
Loans charged-off, net	7,572	3,679	2,402
Transfers of loans to other real estate owned	2,509	—	1,348
Other real estate owned charged-off	26	146	—
Loan to finance sale of other real estate owned	—	900	—
(Decrease) increase in due to broker for purchases of securities available-for-sale	(70,747)	70,747	—
Transfers of loans to held-for-sale	7,497	—	—
Acquisition:
Non-cash assets acquired:
Securities available-for-sale	21,195	—	—
Loans	91,917	—	—
Core deposit intangible	1,160	—	—
Other real estate owned	1,166	—	—
Accrued interest receivable	862
FHLB NY stock	265
Other assets	633	—	—
Non-cash liabilities assumed:
Deposits	188,234	—	—
Other liabilities	480	—	—

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

(a)  Basis of Presentation

The consolidated financial statements are comprised of the accounts of Northfield Bancorp, Inc. and its wholly owned subsidiaries, Northfield Investment, Inc. and Northfield Bank (the Bank) and the Bank’s wholly-owned significant subsidiaries, NSB Services Corp. and NSB Realty Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective July 21, 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Bank began to be regulated and supervised by the Office of the Comptroller of the Currency and Northfield Bancorp, Inc. began to be regulated and supervised by the Board of Governors of the Federal Reserve System.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates and assumptions. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of this allowance, management generally obtains independent appraisals for significant properties. In addition, judgments related to the amount and timing of expected cash flows from purchased credit-impaired loans, goodwill, securities valuation and impairment, and deferred income taxes, involve a higher degree of complexity and subjectivity and require estimates and assumptions about highly uncertain matters. Actual results may differ from the estimates and assumptions.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(e) Loans

During the fourth quarter of 2011, the Company acquired a loan portfolio, with deteriorated credit quality, from the Federal Deposit Insurance Corporation, herein referred to as purchased credit-impaired loans, and transferred certain loans, previously originated and designated by the Company as held-for-investment, to held-for-sale. The accounting and reporting for these loans differs substantially from those loans originated and classified by the Company as held-for-investment. For purposes of reporting, discussion and analysis, management has classified its loan portfolio into three categories: (1) loans originated by the Company and held-for-sale, which are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore have no associated allowance for loan losses, (2) purchased credit-impaired (PCI) loans, which are held-for-investment, and initially valued at estimated fair value on the date of acquisition, with no initial related allowance for loan losses, and (3) originated loans held-for-investment, which are carried at amortized cost, less net charge-offs and the allowance for loan losses.

Originated net loans held-for-investment are stated at unpaid principal balance, adjusted by unamortized premiums and unearned discounts, deferred origination fees and certain direct origination costs, and the allowance for loan losses. Interest income on loans is accrued and credited to income as earned. Net loan origination fees/costs are deferred and accreted/amortized to interest income over the loan’s contractual life using the level-yield method, adjusted for actual prepayments. Generally, loans held-for-sale are designated at time of origination and routinely consist of newly originated fixed rate residential loans and are recorded at the lower of aggregate cost or estimated fair value in the aggregate. In 2011, the Company transferred from held-for-investment to held-for-sale certain impaired loans. Transfers from held-for-investment are infrequent and occur at fair value less costs to sell, with any charge-off to allowance for loan losses. Gains are recognized on a settlement-date basis and are determined by the difference between the net sales proceeds and the carrying value of the loans, including any net deferred fees or costs.

Originated net loans held-for-investment are deemed impaired when it is probable, based on current information, that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The Company has defined the population of originated impaired loans to be all originated

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

non-accrual loans held-for-investment with an outstanding balance of $500,000 or greater. Originated impaired loans held-for-investment are individually assessed to determine that the loan’s carrying value is not in excess of the expected future cash flows, discounted at the loans original effective interest rate, or the underlying collateral (less estimated costs to sell) if the loan is collateral dependent. Impairments are recognized through a charge to the provision for loan losses for the amount that the loan’s carrying value exceeds the discounted cash flow analysis or estimated fair value of collateral (less estimated costs to sell) if the loan is collateral dependent. Homogeneous loans with balances less than $500,000 are collectively evaluated for impairment.

The allowance for loan losses is increased by the provision for loan losses charged against income and is decreased by charge-offs, net of recoveries. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, if it is determined that it is probable that recovery will come primarily from the sale of such collateral. The provision for loan losses is based on management’s evaluation of the adequacy of the allowance which considers, among other things, originated impaired loans held-for-investment, deterioration in PCI loans subsequent to acquisition, past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrower’s ability to repay, and estimated value of any underlying collateral securing loans. Additionally, management evaluates changes, if any, in underwriting standards, collection, charge-off and recovery practices, the nature or volume of the portfolio, lending staff, concentration of loans, as well as current economic conditions, and other relevant factors. Management believes the allowance for loan losses is adequate to provide for probable and reasonably estimable losses at the date of the consolidated balance sheets. The Company also maintains an allowance for estimated losses on off-balance sheet credit risks related to loan commitments and standby letters of credit. Management utilizes a methodology similar to its allowance for loan loss adequacy methodology to estimate losses on these commitments. The allowance for estimated credit losses on off-balance sheet commitments is included in other liabilities and any changes to the allowance are recorded as a component of other non-interest expense.

While management uses available information to recognize probable and reasonably estimable losses on loans, future additions may be necessary based on changes in conditions, including changes in economic conditions, particularly in Richmond and Kings Counties in New York, and Union and Middlesex Counties in New Jersey. Accordingly, as with most financial institutions in the market area, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in conditions in the Company’s marketplace. In addition, future changes in laws and regulations could make it more difficult for the Company to collect all contractual amounts due on its loans and mortgage-backed securities.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six-month period. The Company records an impairment charge equal to the difference between the present value of estimated future cash flows under the restructured terms discounted at the original loans effective interest rate, or the underlying collateral value less costs to sell, if the loan is collateral dependent. Changes in present values attributable to the passage of time are recorded as a component of the provision for loan losses.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A loan is considered past due when it is not paid in accordance with its contractual terms. The accrual of income on loans, including originated impaired loans held-for-investment, and other loans in the process of foreclosure, is generally discontinued when a loan becomes 90 days or more delinquent, or when certain factors indicate that the ultimate collection of principal and interest is in doubt. Loans on which the accrual of income has been discontinued are designated as non-accrual loans. All previously accrued interest is reversed against interest income, and income is recognized subsequently only in the period that cash is received, provided no principal payments are due and the remaining principal balance outstanding is deemed collectible. A non-accrual loan is not returned to accrual status until both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period.

The Company accounts for the PCI loans acquired as a result of the FDIC-assisted transaction in October 2011 based on expected cash flows (Please see Note 2, “Business Combinations,” for further information regarding the acquisition). This election is in accordance with FASB Accounting Standards Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC 310-30). In accordance with ASC 310-30, the Company will maintain the integrity of a pool of multiple loans accounted for as a single asset and evaluate the pools for impairment, and accrual status, based on variances from the expected cash flows.

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

On a quarterly basis, we perform our other-than-temporary impairment analysis of FHLB stock, we evaluate, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to continue dividend payments, and (iii) the liquidity position of the FHLB. We did not consider our investment in FHLB stock to be other-than-temporarily impaired at December 31, 2011.

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

(i)  Goodwill

Goodwill is presumed to have an indefinite useful life and is not amortized, but rather is tested, at least annually, for impairment at the reporting unit level. For purposes of the Company’s goodwill impairment testing, management has identified a single reporting unit. The Company uses the quoted market price of its common stock on the impairment testing date as the basis for estimating the fair value of the Company’s reporting unit. If the fair value of the reporting unit exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of the reporting unit is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required. As of December 31, 2011, the carrying value of goodwill totaled $16.2 million. The Company performed its annual goodwill impairment test, as of December 31, 2011, and determined the fair value of the Company’s single reporting unit to be in excess of its carrying value. Accordingly, as of the annual impairment test date, there was no indication of goodwill impairment. The Company will test goodwill for impairment between annual test dates if an event occurs or circumstances change that would indicate the fair value of the reporting unit is below its carrying amount. No events have occurred and no circumstances have changed since the annual impairment test date that would indicate the fair value of the reporting unit is below its carrying amount.

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

Income tax benefits are recognized and measured based upon a two-step model: 1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and 2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (UTB). The Corporation records income tax-related interest and penalties, if applicable, within income tax expense.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

performance based on an ongoing review of these community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

(p)  Net Income per Common Share

Net income per common share-basic is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding, excluding unallocated ESOP shares and unearned common stock award shares. The weighted average common shares outstanding includes the average number of shares of common stock outstanding, including shares held by Northfield Bancorp, MHC and allocated or committed to be released ESOP shares.

Net income per common share-diluted is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares are included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit, if any, that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price for the period to calculate assumed shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share. At December 31, 2011, 2010, and 2009, there were 446,254, 281,900 and 126,974 dilutive shares outstanding, respectively.

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

(2)	Business Combination

On October 14, 2011, the Bank assumed all of the deposits and acquired essentially all of the assets of a failed New Jersey State-chartered bank, from the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for the failed bank, pursuant to the terms of the Purchase and Assumption Agreement, dated October 14, 2011, between the Bank and the FDIC.

The application of the acquisition method of accounting resulted in a bargain purchase gain of $3.6 million, net of tax, which is included in “non-interest income” in the Company’s Consolidated Statement of Income for the year ended December 31, 2011.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of the net assets acquired and the estimated fair value adjustments resulting in the net gain follows:

October 14, 2011
(in thousands)
Transaction cost basis liabilities in excess of assets	$(3,692)
Receivable from the FDIC	50,502

Net assets acquired before fair value adjustments	46,810
Fair value adjustments:
Loans	(40,506)
Other real estate owned	(1,531)
Core deposit intangible	1,160

Pre-tax bargain purchase gain	5,933
Deferred income tax liability	(2,373)

Net after-tax bargain purchase gain	$3,560

The following table sets forth the assets acquired and liabilities assumed, at fair value.

STATEMENT OF ASSETS ACQUIRED AND LIABILITIES ASSUMED AT

ESTIMATED FAIR VALUE

October 14, 2011
(in thousands)
Assets
Cash and cash equivalents	$26,947
Receivable from Federal Deposit Insurance Corporation	50,502
Securities available for sale:
Mortgage-backed securities	15,454
Government sponsored enterprise bonds	5,741

Total securities	21,195
Total loans	91,917
Core deposit intangible	1,160
Other real estate owned	1,166
Federal Home Loan Bank of New York stock	265
Other assets	1,495

Total assets acquired	$194,647

Liabilities
Deposits	$188,234
Other liabilities	480
Deferred tax liabilities	2,373

Total liabilities assumed	$191,087

Net assets acquired	$3,560

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Assets Acquired and Liabilities Assumed

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected cash flows and loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with a high degree of precision. Changes in assumptions could significantly affect the estimates.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value on the acquisition date. The determination of where an instrument falls in the fair value hierarchy requires significant judgment.

Cash and Cash Equivalents and Receivable from FDIC

Included in the acquired cash and cash equivalents were cash and due from banks of $23.9 million and federal funds sold of $3.0 million. The estimated fair values of cash and cash equivalents and the receivable from the FDIC of $50.5 million approximate their stated face amounts, as these financial instruments are either due on demand or have short-term maturities.

Investment Securities and Federal Home Loan Bank of New York (“FHLB”) Stock

Estimated fair values for the securities was derived from observable inputs (Level 2). The estimated fair values were derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs).

The redemption value of the FHLB stock approximates fair value.

Loans

The loans are accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” since all of these loans were acquired at a discount attributable, at least in part, to credit quality and are referred to as PCI loans . At the October 14, 2011 acquisition date, we estimated the fair value of the loan portfolio, at $91.9 million, which represents the expected cash flows from the portfolio discounted at market-based rates with no valuation allowance. In estimating such fair value, we (a) calculated the contractual recorded amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted cash flows expected at acquisition and the investment in the PCI loans, or the “accretable yield”, is recognized as interest income utilizing the level yield method over the life of the loans. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. The nonaccretable difference represents an estimate of the credit risk in the loan portfolio at the acquisition date. We estimated the cash flows expected to be collected by using credit risk, interest rate risk, and prepayment risk models, which incorporate our best estimate of current key assumptions, such as default rates, loss severity rates, collateral values and prepayment speeds. We adopted guidelines under FASB ASC Topic 310-30, whereby the Bank

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

aggregated acquired loans into pools, with common risk characteristics. Each pool of loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

The loans acquired in the transaction are, and will continue to be, reviewed for collectability, based on the expectations of cash flows on these loans. Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the pool over its remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses.

The following details the accretable yield for the year ended December 31, 2011 (in thousands):

For the Year Ended December 31, 2011
Balance at the beginning of year	$—
Accretable yield at purchase date	43,937
Accretion into interest income	(1,444)
Net reclassification from / (to) non-accretable difference	—

Balance at end of year	$42,493

Core Deposit Intangible (“CDI”)

CDI is a measure of the value of the customer relationships in non-maturity deposits. The fair value of the CDI is based on the present value of the expected cost savings attributable to this funding, relative to an alternative source of funding (Level 2). The CDI related to the acquisition will be amortized over an estimated useful life of seven years to approximate the existing deposit relationships acquired. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

Other real estate owned

Other real estate owned (“OREO”) estimated fair values are based on unobservable inputs (Level 3) such as recent comparable sales, current listings of similar properties, and appraisal reports prepared by qualified independent third party appraisers, less estimated disposition costs, discounted over the estimated holding period.

Deposit Liabilities

The fair values of deposit liabilities with no stated maturity (i.e., NOW and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of certificates of deposit are equal to the carrying amount payable. All rates on certificate of deposits were adjusted in accordance with FDIC rules, regulations, and powers to current market rates based on the remaining maturity of the account, therefore the carrying value approximates fair value.

Deferred Income Taxes

Deferred income taxes relate to the differences between the financial statement and tax bases of assets acquired and liabilities assumed in the transaction. The Company’s deferred income taxes were measured using a combined federal and state tax rate of approximately 40%.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at December 31 (in thousands):

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$490,184	$24,709	$—	$514,893
Non-GSE	8,770	—	1,255	7,515
Real estate mortgage investment conduits (REMICs):
GSE	426,362	4,662	135	430,889
Non-GSE	31,114	1,859	37	32,936

	956,430	31,230	1,427	986,233

Other securities:
Equity investments-mutual funds	11,787	48	—	11,835
Corporate bonds	100,922	358	623	100,657

	112,709	406	623	112,492

Total securities available-for-sale	$1,069,139	$31,636	$2,050	$1,098,725

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$342,316	$13,479	$—	$355,795
Non-GSE	27,801	814	737	27,878
Real estate mortgage investment conduits (REMICs):
GSE	622,582	3,020	3,525	622,077
Non-GSE	65,766	3,674	51	69,389

	1,058,465	20,987	4,313	1,075,139

Other securities:
Equity investments-mutual funds	12,437	31	115	12,353
GSE bonds	34,988	45	—	35,033
Corporate bonds	119,765	2,146	123	121,788

	167,190	2,222	238	169,174

Total securities available-for-sale	$1,225,655	$23,209	$4,551	$1,244,313

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the expected maturity distribution of debt securities available-for-sale other than mortgage-backed securities at December 31, 2011 (in thousands):

Available-for-sale	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,354	$30,552
Due after one year through five years	70,568	70,105

	$100,922	$100,657

Expected maturities on mortgage-backed securities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

Certain securities available-for-sale are pledged to secure borrowings under Pledge Agreements and Repurchase Agreements and for other purposes required by law. At December 31, 2011, and December 31, 2010, securities available-for-sale with a carrying value of $3,992,000 and $5,725,000, respectively, were pledged to secure deposits. See Note 8 for further discussion regarding securities pledged for borrowings.

For the year ended December 31, 2011, the Company had gross proceeds of $182.7 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $2.9 million and $177,000, respectively. For the year ended December 31, 2010, the Company had gross proceeds of $221.2 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $1.3 million and $4,000, respectively. For the year ended December 31, 2009, the Company had gross proceeds of $3.3 million on sales of securities available-for-sale with gross realized gains and gross realized losses of approximately $89,000 and $0, respectively. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such security, and when smaller balance securities become cost prohibitive to carry.

The Company recognized other-than-temporary impairment charges of $1.2 million during the year ended December 31, 2011, related to one equity investment in a mutual fund and two private label mortgage-backed securities. The Company recognized the credit component of $409,000 in earnings and the non-credit component of $743,000 as a component of accumulated other comprehensive income, net of tax. The Company recognized other-than-temporary impairment charges of $962,000 during the year ended December 31, 2010, related to one private label mortgage-backed security. The Company recognized the credit component of $154,000 in earnings and the non-credit component of $808,000 as a part of accumulated other comprehensive income, net of tax. The Company recognized other-than-temporary impairment charges of $1.4 million during the year ended December 31, 2009, related to one private label mortgage-backed security. The Company recognized the credit component of $176,000 in earnings and the non-credit component of $1.2 million as a part of accumulated other comprehensive income, net of tax.

The following is a rollforward of 2011, 2010, and 2009 activity related to the credit component of other-than-temporary impairment recognized on debt securities in pre-tax earnings, for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income (in thousands):

	2011	2010	2009
Balance, beginning of year	$330	$176	$—
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	248	154	176

Cumulative pre-tax credit losses, end of year	$578	$330	$176

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In addition, the Company recorded other-than-temporary impairment of $161,000 in 2011 on equity securities.

Gross unrealized losses on mortgage-backed securities, equity securities, agency bonds, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010, were as follows (in thousands):

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	307	2,513	948	5,002	1,255	7,515
Real estate mortgage investment conduits (REMICs):
GSE	135	54,475	—	—	135	54,475
Non-GSE	—	—	37	842	37	842
Corporate bonds	113	27,523	510	13,132	623	40,655

Total	$555	$84,511	$1,495	$18,976	$2,050	$103,487

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$—	$—	$737	$10,126	$737	$10,126
Real estate mortgage investment conduits (REMICs):
GSE	3,525	344,971	—	—	3,525	344,971
Non-GSE	—	—	51	1,238	51	1,238
Corporate bonds	123	13,880	—	—	123	13,880
Equity Investments — mutual funds	115	4,884	—	—	115	4,884

Total	$3,763	$363,735	$788	$11,364	$4,551	$375,099

Included in the above available-for-sale security amounts at December 31, 2011, was one pass-through non-GSE mortgage-backed security in a continuous unrealized loss position of greater than twelve months that was rated less than investment grade at December 31, 2011. The security had an estimated fair value of $5.0 million (amortized cost of $5.9 million), was rated Caa2, and had the following underlying collateral characteristics: 83% originated in 2004, and 17% originated in 2005. The rating of the security detailed above represents the lowest rating received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of this security. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral of this security. As a result of management’s evaluation of this security, the Company recognized, during the year ended December 31, 2011, other-than-temporary impairment of $593,000. Since management does not have the intent to sell the security, and believes it is more likely than not that the Company will not be required to sell the

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

security, before its anticipated recovery (which may be at maturity), the credit component of $139,000 was recognized in earnings, and the non-credit component of $454,000 was recorded as a component of accumulated other comprehensive income, net of tax.

In addition to the one pass-through non-GSE mortgage-backed security discussed above, the Company had one additional private label security that was rated less than investment grade at December 31, 2011. The security had an estimated fair value of $2.5 million (amortized cost of $2.8 million), was rated C, and was supported by collateral which was originated in 2006. The rating of the security detailed above represents the lowest rating for the security received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch.

The Company continues to receive principal and interest payments in accordance with the contractual terms of this security. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for this security. As a result of management’s evaluation of this security, the Company recognized during the year ended December 31, 2011, other than temporary impairment of $398,000. Since management does not have the intent to sell the security and believes it is more likely than not that the Company will not be required to sell the security, before its anticipated recovery (which may be maturity), the credit component of $109,000 was recognized in earnings, and the non credit component of $289,000 was recorded as a component of accumulated other comprehensive income, net of tax.

The Company held one REMIC non-GSE mortgage-backed security that was in a continuous unrealized loss position of greater than twelve months, three corporate bonds, two pass-through GSE mortgage-backed securities, and five REMIC mortgage-backed securities issued or guaranteed by GSEs, that were in an unrealized loss position of less than twelve months, and rated investment grade at December 31, 2011. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

(4)	Securities Held-to-Maturity

The following is a comparative summary of mortgage-backed securities held-to-maturity at December 31 (in thousands):

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Pass-through certificates:
GSE	$629	$43	$—	$672
Real estate mortgage investment conduits (REMICs):
GSE	2,988	111	—	3,099

Total securities held-to-maturity	$3,617	$154	$—	$3,771

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2010
	Amortized	Gross	Gross	Estimated
Mortgage-backed securities:
Pass-through certificates:
GSE	$854	$45	$—	$899
Real estate mortgage investment conduits (REMICs):
GSE	4,206	168	—	4,374

Total securities held-to-maturity	$5,060	$213	$—	$5,273

The Company did not sell any held-to-maturity securities during the years ended December 31, 2011, 2010 and 2009.

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

(5)	Loans

Loans held-for-investment, net, consists of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Originated Loans:
Real estate loans:
Multifamily	$458,370	$283,588
Commercial mortgage	327,074	339,321
One- to- four family residential mortgage	72,592	78,032
Home equity and lines of credit	29,666	28,125
Construction and land	23,460	35,054

Total real estate loans	911,162	764,120

Commercial and industrial loans	12,710	17,020
Insurance premium loans	59,096	44,517
Other loans	1,496	1,062

Total commercial and industrial, insurance premium, and other loans	73,302	62,599

Deferred loan cost, net	1,481	872

Originated loans, net	985,945	827,591
PCI loans	88,522	—

Loans held-for-investment, net	1,074,467	827,591
Allowance for loan losses	(26,836)	(21,819)

Net loans held-for-investment	$1,047,631	$805,772

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company had $3.9 million and $1.2 million in loans held-for-sale at December 31, 2011 and 2010, respectively. Loans held-for-sale included $3.4 million and $0 of non-accrual loans at December 31, 2011 and 2010.

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company, through its principal subsidiary, the Bank, serviced $41.3 million and $52.1 million of loans at December 31, 2011 and 2010, respectively, for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At December 31, 2011, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. Servicing of loans for others does not have a significant effect on our financial position or results of operations.

We provide for loan losses based on the consistent application of our documented allowance for loan loss methodology. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. Loan losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). At December 31, 2011 management’s evaluation of estimated cash flows related to PCI loan pools was consistent with estimates utilized to determine estimated fair values on date of acquisition and therefore no provision for loan losses was deemed necessary in 2011. At December 31, 2011 and 2010, the allowance for loan losses related solely to originated loans held-for-investment and consisted primarily of the following two components:

(1) Specific allowances are established for originated impaired loans (generally defined by the company as non-accrual loans with an outstanding balance of $500,000 or greater). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. Generally, the Company charges down a loan to the estimated fair value of the underlying collateral, less costs to sell, and maintains an allowance for loan losses for expected losses related to discounts to facilitate a sale of the property.

(2) General allowances are established for loan losses on a portfolio basis for originated loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, loan-to-value, if collateral dependent, and internal credit risk ratings. We apply an estimated loss rate to each loan group. The loss rates applied are based on our cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results. Within general allowances is an unallocated reserve established to recognize losses related to the inherent subjective nature of the appraisal process and the internal credit risk rating process.

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

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the FDIC for institutions both in our market area and nationally for periods that are believed to have experienced similar economic conditions.

We evaluate the allowance for loan losses based on the combined total of the impaired and general components for originated loans. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses. Conversely, when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses.

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the OCC will periodically review the allowance for loan losses. The OCC may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Our last examination was as of September 30, 2011.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of changes in the allowance for loan losses for the years ended December 31, 2011, 2010, and 2009 follows (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of year	$21,819	$15,414	$8,778
Provision for loan losses	12,589	10,084	9,038
Recoveries	108	20	—
Charge-offs	(7,680)	(3,699)	(2,402)

Balance at end of year	$26,836	$21,819	$15,414

The following table sets forth activity in our allowance for loan losses, by loan type, for the years ended December 31, 2011 and 2010. The following table also details the amount of originated loans receivable held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan losses that is allocated to each loan portfolio segment (in thousands).

	December 31, 2011
	Real Estate
	Commercial	One-to- Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$12,654	$570	$1,855	$5,137	$242	$719	$111	$28	$503	$21,819
Charge-offs	(5,398)	(101)	(693)	(718)	(62)	(638)	(70)	—	—	(7,680)
Recoveries	55	—	—	—	—	23	30	—	—	108
Provisions	6,809	498	27	2,353	238	1,931	115	12	606	12,589

Ending Balance	$14,120	$967	$1,189	$6,772	$418	$2,035	$186	$40	$1,109	$26,836

Ending balance: individually evaluated for impairment	$1,895	$408	$—	$338	$30	$1,393	$—	$—	$—	$4,064

Ending balance: collectively evaluated for impairment	$12,225	$559	$1,189	$6,434	$388	$642	$186	$40	$1,109	$22,772

Originated loans, net:
Ending Balance	$327,141	$72,679	$23,478	$459,434	$29,906	$12,715	$59,096	$1,496	$—	$985,945

Ending balance: individually evaluated for impairment	$43,448	$2,532	$1,709	$2,945	$1,593	$2,043	$—	$—	$—	$54,270

Ending balance: collectively evaluated for impairment	$283,693	$70,147	$21,769	$456,489	$28,313	$10,672	$59,096	$1,496	$—	$931,675

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2010
	Real Estate
	Commercial	One-to- Four Family	Construction and Land	Multifamily	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$8,403	$163	$2,409	$1,866	$210	$1,877	$101	$34	$351	$15,414
Charge-offs	(987)	—	(443)	(2,132)	—	(36)	(101)	—	—	(3,699)
Recoveries	—	—	—	—	—	—	20	—	—	20
Provisions	5,238	407	(111)	5,403	32	(1,122)	91	(6)	152	10,084

Ending Balance	$12,654	$570	$1,855	$5,137	$242	$719	$111	$28	$503	$21,819

Ending balance: individually evaluated for impairment	$2,129	$369	$36	$121	$—	$—	$—	$—	$—	$2,655

Ending balance: collectively evaluated for impairment	$10,525	$201	$1,819	$5,016	$242	$719	$111	$28	$503	$19,164

Originated loans, net:
Ending balance	$339,259	$78,109	$35,077	$284,199	$28,337	$17,032	$44,517	$1,061	$—	$827,591

Ending balance: individually evaluated for impairment	$51,324	$1,750	$4,562	$5,083	$—	$500	$—	$—	$—	$63,219

Ending balance: collectively evaluated for impairment	$287,935	$76,359	$30,515	$279,116	$28,337	$16,532	$44,517	$1,061	$—	$764,372

The Company monitors the credit quality of its loan receivables on a periodic basis. Credit quality is monitored by reviewing certain credit quality indicators. Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best management measure the credit quality of the Company’s loan receivables. Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a current appraisal has been obtained as a result of the loan being deemed impaired). In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one -to- four family loans having loan-to-value ratios of less than 60%, require less of a loss factor than those with higher loan to value ratios.

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lender learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Monthly, management presents monitored assets to the loan committee. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and to confirm the adequacy of the allowance for loan losses for originated loans held-for-investment. After determining the general reserve loss factor for each originated portfolio segment held-for-investment, the originated portfolio segment held-for-investment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve. Loans that have an internal credit rating of special mention or substandard receive a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

When assigning a risk rating to a loan, management utilizes the Bank’s internal nine-point credit risk rating system.

1. Strong

2. Good

3. Acceptable

4. Adequate

5. Watch

6. Special Mention

7. Substandard

8. Doubtful

9. Loss

Loans rated 1 to 5 are considered pass ratings. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable based on current circumstances. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets which do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated special mention.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table details the recorded investment of originated loans receivable held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at December 31, 2011 and 2010 (in thousands).

	At December 31, 2011
	Real Estate
	Commercial		One- to Four-Family		Construction and Land	Multifamily		Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV		< 35% LTV	=> 35% LTV
Internal Risk Rating
Pass	$30,478	$214,120	$39,808	$27,806	$17,229	$23,595	$419,433	$27,751	$8,761	$58,817	$1,496	$869,294
Special Mention	624	23,271	1,730	—	631	—	11,989	389	1,118	142	—	39,894
Substandard	2,027	56,621	821	2,514	5,618	555	3,862	1,766	2,836	137	—	76,757

Total Loans Receivable, net	$33,129	$294,012	$42,359	$30,320	$23,478	$24,150	$435,284	$29,906	$12,715	$59,096	$1,496	$985,945

	At December 31, 2010
	Real Estate
	Commercial		One- to Four-Family		Construction and Land	Multifamily		Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV		< 35% LTV	=> 35% LTV
Internal Risk Rating
Pass	$24,826	$248,759	$49,928	$22,247	$24,767	$18,880	$256,948	$28,042	$14,110	$44,149	$1,061	$733,717
Special Mention	1,613	12,108	1,206	1,750	1,128	—	5,233	55	776	239	—	24,108
Substandard	1,385	50,568	623	2,355	9,182	504	2,634	240	2,146	129	—	69,766

Total Loans Receivable, net	$27,824	$311,435	$51,757	$26,352	$35,077	$19,384	$264,815	$28,337	$17,032	$44,517	$1,061	$827,591

Included in originated loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $43.8 million and $59.3 million at December 31, 2011, and December 31, 2010, respectively. Generally, originated loans (both held-for-investment and held-for-sale) are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Non-accrual amounts included loans deemed to be impaired of $36.1 million and $52.0 million at December 31, 2011, and December 31, 2010, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $4.3 million and $7.3 million at December 31, 2011, and December 31, 2010, respectively. Non-accrual amounts included in loans held-for-sale were $3.4 million and $0 at December 31, 2011, and December 31, 2010, respectively. Loans past due ninety days or more and still accruing interest were $85,000 and $1.6 million at December 31, 2011, and December 31, 2010, respectively, and consisted of loans that are well secured and in the process of renewal.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due ninety days or more and still accruing), net of deferred fees and costs, at December 31, 2011 and 2010 (in thousands) excluding PCI loans which have been segregated into pools in accordance with ASC Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

	At December 31, 2011
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Special Mention	$—	$—	$—	$—	$13	$13
Substandard	404	—	1,360	1,764	—	1,764

Total	404	—	1,360	1,764	13	1,777
LTV => 35%
Special Mention	876	—	1,020	1,896	—	1,896
Substandard	14,657	3,438	10,559	28,654	—	28,654

Total	15,533	3,438	11,579	30,550	—	30,550

Total commercial	15,937	3,438	12,939	32,314	13	32,327

One-to-four family residential
LTV < 60%
Special Mention	—	23	335	358	—	358
Substandard	210	—	198	408	—	408

Total	210	23	533	766	—	766
LTV => 60%
Substandard	—	572		572	—	572

Total	—	572	—	572	—	572

Total one-to-four family residential	210	595	533	1,338	—	1,338

Construction and land
Special Mention	—	—	—	—		—
Substandard	1,709	—	—	1,709	—	1,709

Total construction and land	1,709	—	—	1,709	—	1,709

Multifamily
LTV < 35%
Substandard	523	—	—	523	—	523

Total	523	—	—	523	—	523
LTV => 35%
Substandard	—	—	1,179	1,179	72	1,251

Total	—	—	1,179	1,179	72	1,251

Total multifamily	523	—	1,179	1,702	72	1,774

Home equity and lines of credit — Substandard	102	—	1,664	1,766		1,766

Total home equity and lines of credit	102	—	1,664	1,766	—	1,766

Commercial and industrial loans
Special Mention	—	—	724	724	—	724
Substandard	553	—	90	643	—	643

Total commercial and industrial loans	553	—	814	1,367	—	1,367

Insurance premium loans — Substandard	—	—	137	137	—	137

Total insurance premium loans	—	—	137	137	—	137

Total loans-held-for-investmet	19,034	4,033	17,266	40,333	85	40,418

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2011
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Loans held-for-sale:
Commercial
LTV < 35%
Substandard	—	—	263	263	—	263

Total	—	—	263	263	—	263
LTV => 35%
Substandard	458	175	1,449	2,082	—	2,082

Total	458	175	1,449	2,082	—	2,082

Total commercial	458	175	1,712	2,345	—	2,345

Construction and land
Substandard	—	—	422	422	—	422

Total construction and land	—	—	422	422	—	422

Multifamily
LTV < 35%
Substandard	—	—	32	32	—	32

Total	—	—	32	32	—	32
LTV => 35%
Substandard	—	—	441	441	—	441

Total	—	—	441	441	—	441

Total multifamily	—	—	473	473	—	473

Commercial and industrial loans
Substandard	—	—	208	208	—	208

Total commercial and industrial loans	—	—	208	208	—	208

Total loans held-for-sale	458	175	2,815	3,448	—	3,448

Total non-performing loans	$19,492	$4,208	$20,081	$43,781	$85	$43,866

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2010
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Real estate loans:
Commercial
LTV < 35%
Special Mention	$29	$—	$—	$29	$—	$29

Total	29	—	—	29	—	29
LTV => 35%
Substandard	13,650	15,050	17,659	46,359	—	46,359

Total	13,650	15,050	17,659	46,359	—	46,359

Total commercial	13,679	15,050	17,659	46,388	—	46,388

One-to-four family residential
LTV < 60%
Special Mention	—	179	99	278	86	364
Substandard	135	—	197	332	291	623

Total	135	179	296	610	377	987
LTV => 60%
Substandard	—	591	74	665	731	1,396

Total	—	591	74	665	731	1,396

Total one-to-four family residential	135	770	370	1,275	1,108	2,383

Construction and land
Special Mention	—	—	—	—	404	404
Substandard	2,152	1,860	1,110	5,122	—	5,122

Total construction and land	2,152	1,860	1,110	5,122	404	5,526

Multifamily
LTV < 35%
Substandard	—	504	—	504	—	504

Total	—	504	—	504	—	504
LTV => 35%
Special Mention	1,824	—	—	1,824	—	1,824
Substandard	—	423	2,112	2,535	—	2,535

Total	1,824	423	2,112	4,359	—	4,359

Total multifamily	1,824	927	2,112	4,863	—	4,863

Home equity and lines of credit
Substandard	—	—	181	181	59	240

Total home equity and lines of credit	—	—	181	181	59	240

Commercial and industrial loans
Pass	—	—	—	—	38	38
Special Mention	—	—	100	100	—	100
Substandard	—	267	956	1,223	—	1,223

Total commercial and industrial loans	—	267	1,056	1,323	38	1,361

Insurance premium loans — substandard	—	—	129	129	—	129

Total insurance premium loans	—	—	129	129	—	129

Total non-performing loans	$17,790	$18,874	$22,617	$59,281	$1,609	$60,890

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the detail and delinquency status of originated loans receivable held-for-investment, net of deferred fees and costs, by performing and non-performing loans at December 31, 2011 and 2010 (in thousands).

	December 31, 2011
	Performing (Accruing) Loans			Non- Performing Loans
	0-29 Days Past Due	30-89 Days Past Due	Total		Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$30,478	$—	$30,478	$—	$30,478
Special Mention	611	—	611	13	624
Substandard	—	—	—	1,764	1,764

Total	31,089	—	31,089	1,777	32,866
LTV > 35%
Pass	215,123	1,342	216,465	—	216,465
Special Mention	20,796	579	21,375	1,896	23,271
Substandard	19,402	6,483	25,885	28,654	54,539

Total	255,321	8,404	263,725	30,550	294,275

Total commercial	286,410	8,404	294,814	32,327	327,141

One-to-four family residential
LTV < 60%
Pass	39,420	388	39,808	—	39,808
Special Mention	974	398	1,372	358	1,730
Substandard	129	284	413	408	821

Total	40,523	1,070	41,593	766	42,359
LTV > 60%
Pass	26,618	1,188	27,806	—	27,806
Special Mention	—	—	—	—	—
Substandard	1,942	—	1,942	572	2,514

Total	28,560	1,188	29,748	572	30,320

Total one-to-four family residential	69,083	2,258	71,341	1,338	72,679

Construction and land
Pass	14,610	3,041	17,651	—	17,651
Special Mention	631	—	631	—	631
Substandard	3,487	—	3,487	1,709	5,196

Total construction and land	18,728	3,041	21,769	1,709	23,478

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2011
	Performing (Accruing) Loans			Non- Performing Loans
	0-29 Days Past Due	30-89 Days Past Due	Total		Total Loans Receivable, net
Multifamily
LTV < 35%
Pass	23,595	—	23,595	—	23,595
Substandard	—	—	—	523	523

Total	23,595	—	23,595	523	24,118
LTV > 35%
Pass	416,453	3,453	419,906	—	419,906
Special Mention	10,526	1,463	11,989	—	11,989
Substandard	618	1,552	2,170	1,251	3,421

Total	427,597	6,468	434,065	1,251	435,316

Total multifamily	451,192	6,468	457,660	1,774	459,434

Home equity and lines of credit
Pass	27,721	30	27,751	—	27,751
Special Mention	389	—	389	—	389
Substandard	—	—	—	1,766	1,766

Total home equity and lines of credit	28,110	30	28,140	1,766	29,906

Commercial and industrial loans
Pass	8,887	82	8,969	—	8,969
Special Mention	269	125	394	724	1,118
Substandard	1,985	—	1,985	643	2,628

Total commercial and industrial loans	11,141	207	11,348	1,367	12,715

Insurance premium loans
Pass	58,391	426	58,817	—	58,817
Special Mention	—	142	142	—	142
Substandard	—	—	—	137	137

Total insurance premium loans	58,391	568	58,959	137	59,096

Other loans
Pass	1,405	91	1,496	—	1,496

Total other loans	1,405	91	1,496	—	1,496

	$924,460	$21,067	$945,527	$40,418	$985,945

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2010
	Performing (Accruing) Loans			Non- Performing Loans
	0-29 Days Past Due	30-89 Days Past Due	Total		Total Loans Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$24,823	$3	$24,826	$—	$24,826
Special Mention	1,068	516	1,584	29	1,613
Substandard	—	1,385	1,385	—	1,385

Total	25,891	1,904	27,795	29	27,824
LTV > 35%
Pass	242,131	6,628	248,759	—	248,759
Special Mention	11,670	438	12,108	—	12,108
Substandard	4,209	—	4,209	46,359	50,568

Total	258,010	7,066	265,076	46,359	311,435

Total commercial	283,901	8,970	292,871	46,388	339,259

One-to-four family residential
LTV < 60%
Pass	48,930	998	49,928	—	49,928
Special Mention	83	759	842	364	1,206
Substandard	—	—	—	623	623

Total	49,013	1,757	50,770	987	51,757
LTV > 60%
Pass	21,429	818	22,247	—	22,247
Special Mention	1,750	—	1,750	—	1,750
Substandard	959	—	959	1,396	2,355

Total	24,138	818	24,956	1,396	26,352

Total one-to-four family residential	73,151	2,575	75,726	2,383	78,109

Construction and land
Pass	24,767	—	24,767	—	24,767
Special Mention	225	499	724	404	1,128
Substandard	4,060	—	4,060	5,122	9,182

Total construction and land	29,052	499	29,551	5,526	35,077

Multifamily
LTV < 35%
Pass	18,656	224	18,880	—	18,880
Substandard	—	—	—	504	504

Total	18,656	224	18,880	504	19,384
LTV > 35%
Pass	251,129	5,819	256,948	—	256,948
Special Mention	3,258	151	3,409	1,824	5,233
Substandard	99	—	99	2,535	2,634

Total	254,486	5,970	260,456	4,359	264,815

Total multifamily	273,142	6,194	279,336	4,863	284,199

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2010
	Performing (Accruing) Loans			Non- Performing Loans
	0-29 Days Past Due	30-89 Days Past Due	Total		Total Loans Receivable, net
Home equity and lines of credit
Pass	27,780	262	28,042	—	28,042
Special Mention	55	—	55	—	55
Substandard	—	—	—	240	240

Total home equity and lines of credit	27,835	262	28,097	240	28,337

Commercial and industrial loans
Pass	13,626	446	14,072	38	14,110
Special Mention	586	90	676	100	776
Substandard	923	—	923	1,223	2,146

Total commercial and industrial loans	15,135	536	15,671	1,361	17,032

Insurance premium loans
Pass	43,728	421	44,149	—	44,149
Special Mention	—	239	239	—	239
Substandard	—	—	—	129	129

Total insurance premium loans	43,728	660	44,388	129	44,517

Other loans
Pass	959	102	1,061	—	1,061

Total other loans	959	102	1,061	—	1,061

	$746,903	$19,798	$766,701	$60,890	$827,591

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes impaired loans as of December 31, 2011 and 2010 (in thousands):

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$1,764	$1,764	$—
Loss	—	471	—
LTV => 35%
Special Mention	3,670	3,679	—
Substandard	26,284	27,906	—
Construction and land
Substandard	1,709	2,607	—
Multifamily
LTV < 35%
Substandard	523	523	—
LTV => 35%
Substandard	870	870	—
Commercial and industrial loans
Special Mention	660	660	—
Substandard	921	921	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	1,766	2,132	(175)
LTV => 35%
Special Mention	659	685	(65)
Substandard	9,305	9,305	(1,655)
One-to-four family residential
LTV < 60%
Special Mention	782	782	(22)
LTV => 60%
Substandard	1,750	1,750	(386)
Multifamily
LTV => 35%	1,552	1,552	(338)
Substandard
Home equity and lines of credit
Substandard	1,593	1,593	(30)
Commercial and industrial loans
Substandard	462	462	(1,393)
Total:
Real estate loans
Commercial	43,448	45,942	(1,895)
One-to-four family residential	2,532	2,532	(408)
Construction and land	1,709	2,607	—
Multifamily	2,945	2,945	(338)
Home equity and lines of credit	1,593	1,593	(30)
Commercial and industrial loans	2,043	2,043	(1,393)

	$54,270	$57,662	$(4,064)

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	At December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
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

Included in the table above at December 31, 2011, are loans with carrying balances of $27.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the impaired loans at December 31, 2010, are loans with carrying balances of $24.8 million that were not written down either by charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at December 31, 2011, and 2010, have sufficient collateral values, less costs to sell (including any discounts to facilitate a sale), to support the carrying balances of the loans.

The average recorded balance of originated impaired loans (including held-for-investment and held-for-sale) for the years ended December 31, 2011, 2010, and 2009 was approximately $58.7 million, $54.3 million, and

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$27.2 million, respectively. The Company recorded $2.5 million, $2.8 million and $624,000 of interest income on impaired loans for the years ended December 31, 2011, 2010 and 2009, respectively.

The following tables summarize loans that were modified in a troubled debt restructuring during the year ended December 31, 2011.

	Year Ended December 31, 2011
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(in thousands)
Troubled Debt Restructurings:
Commercial real estate loans
Special Mention	2	$4,007	$2,819
Substandard	3	13,966	13,966
Construction and land
Substandard	1	164	164
One-to-four Family
Special Mention	3	782	782
Home equity and lines of credit
Substandard	1	102	102
Commercial and industrial loans
Special Mention	1	40	40
Substandard	2	1,701	1,701

Total Troubled Debt Restructurings	13	$20,762	$19,574

At December 31, 2011 and 2010 we had troubled debt restructurings of $41.6 million and $31.2 million, respectively.

Nine of the relationships in the table above were restructured to receive reduced interest rates, two relationships were provided forbearance agreements to allow the owners to liquidate the properties and two relationships were granted extended maturities.

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

There have been three loans that were restructured during the last twelve months that have subsequently defaulted. The following table details these loans at December 31, 2011:

	Year ended December 31, 2011
	Number of Relationships	30-89 Days Past Due	90 Days or More Past Due
	(in thousands)
Commercial real estate loans
Substandard — Accrual *	1	$2,425	$—
Substandard — Non-accrual	1	3,412	—
Commercial and industrial loans
Substandard — Non-accrual	1	—	90

Total	3	$5,837	$90

*	Thirty-one days delinquent

(6)	Premises and Equipment, Net

At December 31, 2011 and 2010, premises and equipment, less accumulated depreciation and amortization, consists of the following (in thousands):

	December 31,
	2011	2010
At cost:
Land	$436	$436
Buildings and improvements	3,224	3,270
Capital leases	2,600	2,600
Furniture, fixtures, and equipment	15,155	13,724
Leasehold improvements	19,454	14,807

	40,869	34,837
Accumulated depreciation and amortization	(20,881)	(18,780)

Premises and equipment, net	$19,988	$16,057

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $2.1 million, $1.8 million, and $1.7 million, respectively.

During the year ended December 31, 2010, the Company recognized gains of approximately $197,000 as a result of the sale of premises and equipment. The Company had no sales of premises and equipment in 2011 or 2009.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Deposits

Deposit account balances at December 31, 2011 and 2010, are summarized as follows (dollars in thousands):

	December 31,
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
		(Dollars in thousands)
Transaction:
Negotiable orders of withdrawal	$91,829	0.60%	$76,251	1.03%
Non-interest bearing checking	156,493	—	111,413	—

Total transaction	248,322	0.22	187,664	0.42

Savings:
Money market	430,087	0.77	294,003	0.97
Savings-passbook and statement	334,994	0.28	338,140	0.33

Total savings	765,081	0.56	632,143	0.63

Certificates of deposit:
Under $100,000	262,435	1.08	272,266	1.34
$100,000 or more	217,688	1.36	280,769	1.25

Total certificates of deposit	480,123	1.21	553,035	1.29

Total deposits	$1,493,526	0.71%	$1,372,842	0.87%

The Company had brokered deposits (classified as certificates of deposit in the above table) of $3.4 million and $68.4 million, at December 31, 2011 and 2010, respectively.

Scheduled maturities of certificates of deposit at December 31, 2011, are summarized as follows (in thousands):

December 31, 2011
2012	$356,391
2013	40,998
2014	31,019
2015	34,581
2016 and after	17,134

Total	$480,123

Interest expense on deposits for the years ended December 31, 2011, 2010, and 2009 is summarized as follows (in thousands):

	December 31,
	2011	2010	2009
Negotiable order of withdrawal and money market	$3,624	$3,546	$3,213
Savings-passbook and statement	1,027	1,573	2,833
Certificates of deposit	7,600	8,454	12,168

	$12,251	$13,573	$18,214

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	Borrowings

Borrowings consisted of securities sold under agreements to repurchase, FHLB advances, and obligations under capital leases and are summarized as follows (in thousands):

	December 31,
	2011	2010
Repurchase agreements	$276,000	$243,000
Other borrowings:
FHLB advances	201,210	146,300
Floating rate advances	3,004	—
Obligations under capital leases	1,720	1,937

	$481,934	$391,237

FHLB advances are secured by a blanket lien on unencumbered securities and the Company’s FHLB capital stock.

Repurchase agreements and FHLB advances have contractual maturities at December 31, 2011, as follows (in thousands):

	December 31, 2011
	FHLB Advances	Repurchase Agreements
2012	$57,000	$50,000
2013	27,300	45,000
2014	10,500	56,000
2015	52,500	62,000
2016 and after	53,910	63,000

	$201,210	$276,000

Repurchase agreements have a weighted average rate of 3.20%, with all maturing in more than 90 days. The repurchase agreements are secured primarily by mortgage-backed securities with an amortized cost of $296.6 million, and a market value of $309.8 million, at December 31, 2011.

The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $384.6 million, utilizing unencumbered securities of $427.3 million at December 31, 2011. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Interest expense on borrowings for the years ended December 31, 2011, 2010, and 2009 is summarized as follows (in thousands):

	December 31,
	2011	2010	2009
Repurchase agreements	$11,207	$9,116	$7,158
FHLB advances	1,776	1,513	3,358
Over-night borrowings	20	26	53
Obligations under capital leases	159	178	194

	$13,162	$10,833	$10,763

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009 consists of the following (in thousands):

	December 31,
	2011	2010	2009
Federal tax expense (benefit):
Current	$8,319	$8,114	$9,434
Deferred	(2,257)	(1,315)	(3,758)

	6,062	6,799	5,676

State and local tax expense (benefit):
Current	1,061	1,161	2,122
Deferred	(626)	(1,590)	(1,180)

	435	(429)	942

Total income tax expense	$6,497	$6,370	$6,618

The Company recorded a deferred tax liability of approximately $2.4 million as a result of the FDIC-assisted transaction.

Reconciliation between the amount of reported total income tax expense and the amount computed by multiplying the applicable statutory income tax rate for the years ended December 31, 2011, 2010, and 2009 is as follows (dollars in thousands):

	December 31,
	2011	2010	2009
Tax expense at statutory rate of 35%	$8,162	$7,057	$6,542
Increase (decrease) in taxes resulting from:
State tax, net of federal income tax	283	(279)	612
Bank owned life insurance	(1,041)	(796)	(613)
Incentive stock options	149	149	166
Bargain purchase gain	(1,246)	—	—
Other, net	190	239	(89)

Income tax expense	$6,497	$6,370	$6,618

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$10,783	$8,838
Deferred loan fees	—	33
Capitalized leases	697	802
Charitable deduction carryforward	1,340	2,153
Deferred compensation	2,399	2,135
Accrued salaries	718	525
Postretirement benefits	511	498
Equity awards	1,759	1,351
Unrealized actuarial losses on post retirement benefits	201	197
Straight-line leases adjustment	852	704
Asset retirement obligation	102	99
Reserve for accrued interest receivable	1,671	1,304
Reserve for loan commitments	135	154
New Jersey NOL	—	22
Employee Stock Ownership Plan	132	—
Other	543	255

Total gross deferred tax assets	21,843	19,070

Deferred tax liabilities:
Depreciation	145	213
Unrealized gains on securities — AFS	11,835	7,468
Mortgage servicing rights	24	49
Employee Stock Ownership Plan	—	78
Step up to fair market value of acquired loans	62	95
Step up to fair market value of acquired investment	—	1
Bargain purchase gain	2,297	—
Deferred loan fees	179	—
Other	—	12

Total gross deferred tax liabilities	14,542	7,916

Valuation allowance	1,038	1,038

Net deferred tax asset	$6,263	$10,116

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

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2011, the Bank’s federal tax bad debt base-year reserve was $5.9 million, with a

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

related net deferred tax liability of $2.8 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

The Company did not have any material uncertain tax positions for the years ended December 31, 2011 and 2010.

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

The following are the most significant years that are open for examination or under examination:

•	Federal tax filings for 2008 through present. The Company has received notification from the Internal Revenue Service that they intend to examine the 2009 and 2010 filings.

•	New York State tax filings 2007 through the present. Currently the 2007, 2008, and 2009 filings are under examination.

•	New York City tax filings 2007 through the present. Currently the 2007, 2008, and 2009 filings are under examination.

•	State of New Jersey 2008 through present.

(10)	Retirement Benefits

The Company has a 401(k) plan for its employees, which grants eligible employees (those salaried employees with at least three months of service) the opportunity to invest from 2% to 15% of their base compensation in certain investment alternatives. The Company contributes an amount equal to 25% of employee contributions on the first 6% of base compensation contributed by eligible employees for the first three years of participation. Subsequent years of participation in excess of three years will increase the Company matching contribution from 25% to 50% of an employee’s contributions, on the first 6% of base compensation contributed by eligible employees. A member becomes fully vested in the Company’s contributions upon (a) completion of five years of service, or (b) normal retirement, early retirement, permanent disability, or death. The Company’s contribution to this plan amounted to approximately $218,000, $166,000, and $156,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company also maintains a profit-sharing plan in which the Company can contribute to the participant’s 401(k) account, at its discretion, up to the legal limit of the Internal Revenue Code. The Company did not contribute to the profit sharing plan during 2011, 2010 and 2009.

The Company maintains the Northfield Bank Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP was authorized to, and did purchase, 1,756,279 shares of the Company’s common stock in the Company’s initial public offering at a price of $10.00 per share. This purchase was funded

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

with a loan from Northfield Bancorp, Inc. to the ESOP. The first payment on the loan from the ESOP to the Company was due and paid on December 31, 2007, and the outstanding balance at December 31, 2011 and 2010, was $15.0 million and $15.4 million, respectively. The shares of the Company’s common stock purchased in the initial public offering are pledged as collateral for the loan. Shares are released for allocation to participants as loan payments are made. A total of 61,801 and 60,570 shares were released and allocated to participants for the ESOP year ended December 31, 2011 and 2010, respectively. ESOP compensation expense for the year ended December 31, 2011, 2010, and 2009 was $790,000, $774,000, and $676,000, respectively. Cash dividends on unallocated shares are utilized to satisfy required debt payments. Dividends on allocated shares are utilized to prepay debt which releases additional shares to participants.

The Company maintains a Supplemental Employee Stock Ownership Plan (the SESOP), a non-qualified plan, that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the ESOP’s benefit formula due to tax law limits for tax-qualified plans. The supplemental payments for the SESOP consist of cash payments representing the value of Company shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. The Company made a contribution to the SESOP plan of $25,000, $33,000, and $41,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company provides post retirement medical and life insurance to a limited number of retired individuals. The Company also provides retiree life insurance benefits to all qualified employees, up to certain limits. The following tables set forth the funded status and components of postretirement benefit costs at December 31 measurement dates (in thousands):

	2011	2010	2009
Accumulated postretirement benefit obligation beginning of year	$1,668	$1,670	$1,559
Service cost	6	5	4
Interest cost	80	88	93
Actuarial loss	47	12	111
Benefits paid	(104)	(108)	(97)

Accumulated postretirement benefit obligation end of year	1,697	1,667	1,670

Plan assets at fair value	—	—	—
Unrecognized transition obligation	—	—	—
Unrecognized prior service cost	—	—	—
Unrecognized loss	—	—	—

Accrued liability (included in accrued expenses and other liabilities)	$1,697	$1,667	$1,670

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) (in thousands):

	December 31,
	2011	2010
Net loss	$288	$266
Transition obligation	67	84
Prior service cost	106	121

Loss recognized in accumulated other comprehensive income (loss)	$461	$471

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated net loss, transition obligation, and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic cost in 2012 are $27,778, $16,711, and $15,575, respectively.

The following table sets forth the components of net periodic postretirement benefit costs for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	December 31,
	2011	2010	2009
Service cost	$6	$5	$4
Interest cost	80	88	93
Amortization of transition obligation	17	17	17
Amortization of prior service costs	15	15	15
Amortization of unrecognized loss	25	26	17

Net postretirement benefit cost included in compensation and employee benefits	$143	$151	$146

The assumed discount rate related to plan obligations reflects the weighted average of published market rates for high-quality corporate bonds with terms similar to those of the plans expected benefit payments, rounded to the nearest quarter percentage point. The Company’s discount rate and rate of compensation increase used in accounting for the plan are as follows:

	2011	2010	2009
Assumptions used to determine benefit obligation at period end:
Discount rate	4.00%	5.00%	5.50%
Rate of increase in compensation	4.00	4.00	4.25
Assumptions used to determine net periodic benefit cost for the year:
Discount rate	5.00	5.50	6.25
Rate of increase in compensation	4.00	4.25	4.25

At both December 31, 2011 and 2010, a medical cost trend rate of 8.75%, decreasing 0.50% per year thereafter until an ultimate rate of 4.75% is reached, was used in the plan’s valuation. The Company’s healthcare cost trend rates are based, among other things, on the Company’s own experience and third party analysis of recent and projected healthcare cost trends.

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage		One Percentage
	Point Increase		Point Decrease
	2011	2010	2011	2010
Effect on benefits earned and interest cost	$7	$7	$(5)	$(6)
Effect on accumulated postretirement benefit obligation	134	129	(119)	(115)

A one percentage-point change in assumed heath care cost trends would have the following effects (in thousands):

	One Percentage			One Percentage
	Point Increase			Point Decrease
	2011	2010	2009	2011	2010	2009
Aggregate of service and interest components of net periodic cost (benefit)	$7	$7	$8	$(5)	$(6)	$(6)

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Benefit payments of approximately $104,000, $108,000, and $97,000 were made in 2011, 2010, and 2009, respectively. The benefits expected to be paid under the postretirement health benefits plan for the next five years are as follows: $109,000 in 2012; $114,000 in 2013; $119,000 in 2014; $123,000 in 2015; and $125,000 in 2016. The benefit payments expected to be paid in the aggregate for the years 2016 through 2021 are $623,000. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2011, and include estimated future employee service.

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

The Company maintains a nonqualified plan to provide for the elective deferral of all or a portion of director fees by members of the participating board of directors, deferral of all or a portion of the compensation and/or annual incentive compensation payable to eligible employees of the Company, and to provide to certain officers of the Company benefits in excess of those permitted to be paid by the Company’s savings plan, ESOP, and profit-sharing plan under the applicable Internal Revenue Code. The plan obligation was approximately $4,145,000 and $4,095,000 at December 31, 2011 and 2010, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. Expense under this plan was $151,000, $597,000, and $592,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The Company invests to fund this future obligation, in various mutual funds designated as trading securities. The securities are marked-to-market through current period earnings as a component of non-interest income. Accrued obligations under this plan are credited or charged with the return on the trading securities portfolio as a component of compensation and benefits expense.

The Company entered into a supplemental retirement agreement with its former president and current director on July 18, 2006. The agreement provides for 120 monthly payments of $17,450. The present value of the obligation, of approximately $1,625,000, was recorded in compensation and benefits expense in 2006. The present value of the obligation as of December 31, 2011 and 2010, was approximately $880,000 and $1,039,000, respectively.

(11)	Equity Incentive Plan

The Company maintains the Northfield Bancorp, Inc. 2008 Equity Incentive Plan to grant common stock or options to purchase common stock at specific prices to directors and employees of the Company. The Plan provides for the issuance or delivery of up to 3,073,488 shares of Northfield Bancorp, Inc. common stock subject to certain Plan limitations. 157,538 shares of stock remain available for issuance under the Plan as of December 31, 2011. All stock options and restricted stock granted to date vests in equal installments over a five year period beginning one year from the date of grant. The vesting of options and restricted stock awards may accelerate in accordance with terms of the plan. Stock options were granted at an exercise price equal to the fair value of the Company’s common stock on the grant date based on quoted market prices and all have an expiration period of ten years. The fair value of stock options granted on January 30, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.17%, volatility of 35.33% and a dividend yield of 1.61%. The fair value of stock options granted on May 29, 2009, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.88%, volatility of 38.39% and a dividend yield of 1.50%. The fair value of

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

stock options granted on January 30, 2010, was estimated utilizing the Black-Scholes option pricing model using the following assumptions: an expected life of 6.5 years utilizing the simplified method, risk-free rate of return of 2.90%, volatility of 38.29% and a dividend yield of 1.81%. The Company is expensing the grant date fair value of all employee and director share-based compensation over the requisite service periods on a straight-line basis.

During the years ended December 31, 2011, 2010 and 2009, the Company recorded $3.0 million, $3.0 million and $2.9 million, respectively, of stock-based compensation

The following table is a summary of the Company’s non-vested stock options as of December 31, 2011, and changes therein during the year then ended:

		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding- December 31, 2008	—	$—	$—	—
Granted	2,106,400	3.22	9.94	10.00
Exercised	(23,000)	3.22	9.94	—

Outstanding- December 31, 2009	2,083,400	3.22	9.94	9.08
Granted	3,000	4.66	13.24	10.00
Exercised	(13,860)	3.22	9.94	—

Outstanding- December 31, 2010	2,072,540	3.22	9.94	8.09
Granted	—	—	—	—
Exercised	(15,880)	3.22	9.94	—

Outstanding- December 31, 2011	2,056,660	$3.22	$9.95	7.02

Exercisable- December 31, 2011	824,080	$3.22	$9.94	6.98

Expected future stock option expense related to the non-vested options outstanding as of December 31, 2011, is $2.8 million over an average period of 2.1 years.

The following is a summary of the status of the Company’s restricted shares as of December 31, 2011, and changes therein during the year then ended.

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at December 31, 2008	—	$—
Granted	836,650	9.94
Vested	—	—
Forfeited	(11,500)	9.94

Non-vested at December 31, 2009	825,150	9.94
Granted	4,400	13.24
Vested	(175,670)	9.94

Non-vested at December 31, 2010	653,880	9.97
Granted	—	—
Vested	(165,050)	9.96

Non-vested at December 31, 2011	488,830	$9.97

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Expected future stock award expense related to the non-vested restricted awards as of December 31, 2011, is $3.5 million over an average period of 2.1 years.

Upon the exercise of stock options, management expects to utilize treasury stock as the source of issuance for these shares.

(12)	Commitments and Contingencies

The Company, in the normal course of business, is party to commitments that involve, to varying degrees, elements of risk in excess of the amounts recognized in the consolidated financial statements. These commitments include unused lines of credit and commitments to extend credit.

At December 31, 2011, the following commitment and contingent liabilities existed that are not reflected in the accompanying consolidated financial statements (in thousands):

Commitments to extend credit	$32,878
Unused lines of credit	31,857
Standby letters of credit	1,769

The Company’s maximum exposure to credit losses in the event of nonperformance by the other party to these commitments is represented by the contractual amount. The Company uses the same credit policies in granting commitments and conditional obligations as it does for amounts recorded in the consolidated balance sheets. These commitments and obligations do not necessarily represent future cash flow requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s assessment of risk. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees generally extend for a term of up to one year and are fully collateralized. For each guarantee issued, if the customer defaults on a payment to the third party, the Company would have to perform under the guarantee. The unamortized fee on standby letters of credit approximates their fair value; such fees were insignificant at December 31, 2011. The Company maintains an allowance for estimated losses on commitments to extend credit in other liabilities. At December 31, 2011 and 2010, the allowance was $328,000 and $366,000, respectively, changes to the allowance are recorded as a component of other non-interest expense.

At December 31, 2011, the Company was obligated under non-cancelable operating leases and capitalized leases on property used for banking purposes. Most leases contain escalation clauses and renewal options which provide for increased rentals as well as for increases in certain property costs including real estate taxes, common area maintenance, and insurance.

The projected minimum annual rental payments and receipts under the capitalized leases and operating leases, are as follows (in thousands):

	Rental	Rental	Rental
	Payments	Payments	Receipts
	Capitalized	Operating	Operating
	Leases	Leases	Leases
Year ending December 31:
2012	$387	$3,378	$165
2013	399	3,307	170
2014	411	3,302	190
2015	269	3,339	190
2016	247	3,135	190
Thereafter	560	31,607	1,442

Total minimum lease payments	$2,273	$48,068	$2,347

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

There are four properties with contractual operating rental payments over the term of the lease totaling $13.8 million which are not included in the above table because possession of such premises has not been delivered. Lease terms range from 15 to 20 years.

Net rental expense included in occupancy expense was approximately $2,872,000, $2,353,000, and $2,128,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the consolidated financial statements will not be materially affected by the outcome of such legal proceedings and claims.

The Bank is required by regulation to maintain a certain level of cash balances on hand and/or on deposit with the Federal Reserve Bank of New York. As of December 31, 2011 and 2010, the Bank was required to maintain balances of $197,000 and $700,000, respectively.

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

(13)	Regulatory Requirements

The OCC requires savings institutions to maintain a minimum tangible capital ratio to tangible assets of 1.5%, a minimum core capital ratio to total adjusted assets of 4.0%, and a minimum ratio of total risk-adjusted total assets of 8.0%.

Under prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications also are subject to qualitative judgments by the regulators about capital components, risk weighting, and other factors.

Management believes that as of December 31, 2011, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Northfield Bancorp, Inc. is regulated, supervised, and examined by the FRB as a savings and loan holding company and, as such, is not subject to regulatory capital requirements. The Dodd-Frank Act will require the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. As a result, on the fifth anniversary of the effective date of the Dodd-Frank Act, we will become subject to consolidated capital requirements which we have not been subject to previously.

The following is a summary of the Bank’s regulatory capital amounts and ratios compared to the regulatory requirements as of December 31, 2011 and 2010, for classification as a well-capitalized institution and minimum capital (dollars in thousands).

	Actual		Adequacy Purposes		Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Tangible capital to tangible assets	$312,993	13.42%	$34,987	1.50%	NA	NA
Tier I capital (core) (to adjusted total assets)	312,993	13.42	93,298	4.00	116,622	5.00
Total capital (to risk-weighted assets)	330,147	24.71	106,901	8.00	133,627	10.00
As of December 31, 2010:
Tangible capital to tangible assets	$292,981	13.43%	$32,723	1.50%	NA	NA
Tier I capital (core) (to adjusted total assets)	292,981	13.43	87,263	4.00	109,078	5.00
Total capital (to risk-weighted assets)	307,375	27.39	89,751	8.00	112,188	10.00

(14)	Fair Value of Measurement

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of December 31, 2011 and 2010, by level within the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities
GSE	$945,782	$—	$945,782	$—
Non-GSE	40,451	—	40,451	—
Corporate bonds	100,657	—	100,657	—
Equities	11,835	11,835	—	—

Total available-for-sale	1,098,725	11,835	1,086,890	—

Trading securities	4,146	4,146	—	—

Total	$1,102,871	$15,981	$1,086,890	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$27,826	$—	$—	$27,826
One- to- four family residential mortgage	2,532	—	—	2,532
Construction and land	1,709	—	—	1,709
Multifamily	1,552	—	—	1,552
Home equity and lines of credit	1,593	—	—	1,593

Total impaired loans	35,212	—	—	35,212

Commercial and industrial loans	462	—	—	462
Other real estate owned	3,359	—	—	3,359

Total	$39,033	$—	$—	$39,033

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Fair Value Measurements at Reporting Date Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$26,951	$—	$—	$26,951
One- to- four family residential mortgage	1,381	—	—	1,381
Construction and land	4,526	—	—	4,526
Multifamily	2,890	—	—	2,890

Total impaired loans	35,748	—	—	35,748

Other real estate owned	171	—	—	171

Total	$35,919	$—	$—	$35,919

Available -for- Sale Securities:    The estimated fair values for mortgage-backed securities, GSE bonds, and corporate securities are obtained from a nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist primarily of money market mutual funds. There were no transfers of securities between Level 1 and Level 2 during the year ended December 31, 2011.

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

Impaired Loans:    At December 31, 2011, and December 31, 2010, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $39.1 million and $38.4 million that were recorded at their estimated fair value of $35.7 million and $35.7 million, respectively. The Company recorded impairment charges of $4.1 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively, and charge-offs of $7.7 million and $3.7 million for the years ended December 31, 2011 and 2010, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned:    At December 31, 2011 and 2010, the Company had assets acquired through foreclosure of $3,359,000 and $171,000, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

Subsequent valuation adjustments to other real estate owned (REO) totaled $72,000 and $146,000, for the years ended December 31, 2011 and 2010, reflecting continued deterioration in estimated fair values. There were no subsequent valuation adjustments to other real estate owned for the years ended December 31, 2009. Operating costs after acquisition are expensed.

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

(b) Securities (Held to Maturity)

The estimated fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c) Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

(d) Loans (Held-for-Investment)

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as originated and purchased, and further segregated by residential mortgage, construction, land, multifamily, commercial and consumer. Each loan category is further segmented into amortizing and non-amortizing and fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of loans is estimated by discounting the future cash flows using current prepayment assumptions and current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by the FASB ASC Topic for Fair Value Measurements and Disclosures.

(e) Loans (Held-for-Sale)

Held-for-sale loans are carried at the lower of aggregate cost or estimated fair value, less costs to sell, and therefore fair value is equal to carrying value.

(f) Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

(g) Commitments to Extend Credit and Standby Letters of Credit

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

(h) Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(i) Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values of the Company’s significant financial instruments at December 31, 2011, and 2010, are presented in the following table (in thousands):

	December 31,
	2011		2010
	Carrying value	Estimated Fair value	Carrying value	Estimated Fair value
Financial assets:
Cash and cash equivalents	$65,269	$65,269	$43,852	$43,852
Trading securities	4,146	4,146	4,095	4,095
Securities available-for-sale	1,098,725	1,098,725	1,244,313	1,244,313
Securities held-to-maturity	3,617	3,771	5,060	5,273
Federal Home Loan Bank of New York stock, at cost	12,677	12,677	9,784	9,784
Loans held-for-sale	3,900	3,900	1,170	1,170
Net loans held-for-investment	1,047,631	1,081,484	805,772	818,295
Financial liabilities:
Deposits	$1,493,526	$1,499,906	$1,372,842	$1,377,068
Repurchase agreements and other borrowings	481,934	498,774	391,237	403,920
Advance payments by borrowers	2,201	2,201	693	693

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with a high degree of precision. Changes in assumptions could significantly affect the estimates.

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

(15)	Stock Repurchase Program

On September 9, 2011, the Board of Directors of the Company authorized the continuance of the stock repurchase program. Under its current program, the Company intends to repurchase up to 2,066,379 additional shares, representing approximately 5% of its outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of December 31, 2011, the company held 5,114,020 shares in treasury at a weighted average cost of $12.86 per share.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(16)	Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (in thousands, except share data):

	December 31,
	2011	2010	2009
Net income available to common stockholders	$16,823	$13,793	$12,074
Weighted average shares outstanding-basic	40,068,991	41,387,106	42,405,774
Effect of non-vested restricted stock and stock options outstanding	446,254	281,900	126,794

Weighted average shares outstanding-diluted	40,515,245	41,669,006	42,532,568
Earnings per share-basic	$0.42	$0.33	$0.28
Earnings per share-diluted	$0.42	$0.33	$0.28

(17)	Postponement of Plan of Conversion and Reorganization

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

(18)   Subsequent Events

On February 15, 2012, Northfield Bank, the wholly-owned subsidiary of Northfield Bancorp, Inc., sold the majority of its portfolio of premium finance loans at carrying value, except for $1.7 million of cancelled loans, and $4.3 million of loans originated to obligors residing in states where the purchaser is awaiting approval to own premium finance loans (“Excluded Loans”). At February 15, 2012, the sold loans had a carrying value of approximately $42.0 million. The Excluded Loans will be sold when the purchaser obtains approval to own them with the exception of cancelled loans, which will be held by the Bank until their ultimate resolution, which is generally a payment from the insurance carrier in the amount of the unearned premiums.

On February 22, 2012, Northfield Bancorp, Inc., Northfield Bancorp, MHC, and Northfield Bank were served with a summons and complaint related to a personal injury matter. The plaintiff is seeking damages of $40 million. The matter relates to an injury sustained by an individual on a property owned by a borrower of the Bank, which secures a loan to the Bank. The borrower is named as a co-defendant. The Bank does not operate the subject property or have any interest in the property, other than as collateral for its loan. The discovery phase is forthcoming; however, management believes the lawsuit is without merit. The Bank has $12 million in insurance coverage and the complaint is being defended by the Bank’s insurer. No accrual for loss has been established at December 31, 2011.

On March 13, 2012, Northfield Bancorp, Inc. (“Northfield Bancorp”) and Flatbush Federal Bancorp, Inc. (“Flatbush Federal Bancorp”) announced the execution of an Agreement and Plan of Merger, dated as of March 13, 2012, by and among Northfield Bancorp, MHC, Northfield Bancorp, the Bank and Flatbush Federal Bancorp, MHC, Flatbush Federal Bancorp and Flatbush Federal Savings and Loan Association (the “Merger Agreement”). Under the terms of the Merger Agreement, consideration for the transaction will be comprised of Northfield Bancorp’s common stock. Flatbush Federal Bancorp stockholders will receive 0.4748 of a share of Northfield Bancorp stock for each share of Flatbush Federal Bancorp common stock they own, subject to the terms and conditions of the Merger Agreement. The transactions contemplated by the Merger Agreement are subject to customary closing conditions, including regulatory approvals and approval from the stockholders of Flatbush Federal Bancorp and the members of Flatbush Federal Bancorp, MHC.

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(19)   Parent-only Financial Information

The following condensed parent company only financial information reflects Northfield Bancorp, Inc.’s investment in its wholly-owned consolidated subsidiary, Northfield Bank, using the equity method of accounting.

Northfield Bancorp, Inc.

Condensed Balance Sheets

	December 31,
	2011	2010
	(in thousands)
Assets
Cash in Northfield Bank	$10,679	$20,929
Interest-earning deposits in other financial institutions	1,558	658
Investment in Northfield Bank	347,427	319,603
Securities available-for-sale (corporate bonds)	5,327	37,472
ESOP loan receivable	14,955	15,392
Accrued interest receivable	95	505
Other assets	2,897	2,392

Total assets	$382,938	$396,951

Liabilities and Stockholders’ Equity
Total liabilities	$288	$234
Total stockholders’ equity	382,650	396,717

Total liabilities and stockholders’ equity	$382,938	$396,951

Northfield Bancorp, Inc.

Condensed Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Interest on ESOP loan	$500	$513	$526
Interest income on deposit in Northfield Bank	78	100	273
Interest income on deposits in other financial institutions	3	31	590
Interest income on corporate bonds	688	1,247	603
Gain on securities transactions, net	227	38	—
Undistributed earnings of Northfield Bank	16,503	14,320	11,521

Total income	17,999	16,249	13,513

Other expenses	952	2,627	1,177
Income tax expense (benefit)	224	(171)	262

Total expense	1,176	2,456	1,439

Net income	$16,823	$13,793	$12,074

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Northfield Bancorp, Inc.

Condensed Statements of Cash Flows

	December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$16,823	$13,793	$12,074
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued interest receivable	410	80	288
Deferred taxes	—	830	1,064
(Decrease) increase in due from (to) Northfield Bank	(478)	396	312
Decrease (increase) in other assets	67	(1,178)	(1,154)
Amortization of premium on corporate bond	521	1,063	527
Gain on securities transactions, net	(227)	(38)	—
Increase in other liabilities	54	100	134
Undistributed earnings of Northfield Bank	(16,503)	(14,320)	(11,521)

Net cash provided by operating activities	667	726	1,724

Cash flows from investing activities
Dividend from Northfield Bank	—	—	14,000
Purchases of corporate bonds	—	—	(50,323)
Maturities of corporate bonds	—	—	4,290
Proceeds from sale of corporate bonds	31,068	12,088	—
Principal payments on ESOP loan receivable	437	406	381
Maturities of certificate of deposits	—	—	30,153

Net cash provided by (used in) investing activities	31,505	12,494	(1,499)

Cash flows from financing activities
Purchase of treasury stock	(37,821)	(8,213)	(19,929)
Dividends paid	(3,701)	(3,308)	(2,963)

Net cash used in financing activities	(41,522)	(11,521)	(22,892)

Net (decrease) increase in cash and cash equivalents	(9,350)	1,699	(22,667)
Cash and cash equivalents at beginning of year	21,587	19,888	42,555

Cash and cash equivalents at end of year	$12,237	$21,587	$19,888

NORTHFIELD BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the years ended December 31, 2011 and 2010:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)
Selected Operating Data:
Interest income	$21,998	$22,438	$22,719	$23,862
Interest expense	6,227	6,609	6,442	6,135

Net interest income	15,771	15,829	16,277	17,727
Provision for loan losses	1,367	1,750	2,000	7,472

Net interest income after provision for loan losses	14,404	14,079	14,277	10,255
Bargain purchase gain, net of tax	—	—	—	3,560
Other income	3,109	2,190	1,240	1,736
Other expenses	9,953	9,584	9,786	12,207

Income before income tax expense	7,560	6,685	5,731	3,344
Income tax expense	2,590	2,338	2,035	(466)

Net income	$4,970	$4,347	$3,696	$3,810

Net income per common share- basis and diluted	$0.12	$0.11	$0.09	$0.10

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands)
Selected Operating Data:
Interest income	$21,007	$22,032	$21,682	$21,774
Interest expense	6,458	6,115	6,004	5,829

Net interest income	14,549	15,917	15,678	15,945
Provision for loan losses	1,930	2,798	3,398	1,958

Net interest income after provision for loan losses	12,619	13,119	12,280	13,987
Other income	1,723	1,866	1,501	1,752
Other expenses	9,121	8,457	11,171	9,935

Income before income tax expense	5,221	6,528	2,610	5,804
Income tax expense	1,840	2,342	215	1,973

Net income	$3,381	$4,186	$2,395	$3,831

Net income per common share- basis and diluted	$0.08	$0.10	$0.06	$0.09

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John W. Alexander, our Chief Executive Officer, and Steven M. Klein, our Chief Operating and Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) the “Exchange Act” as of December 31, 2011. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and we identified no material weaknesses requiring corrective action with respect to those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, and it is included in Item 8, under Part II of this Annual Report on Form 10-K. This report appears on page 77 of the document.

ITEM 9B. OTHER	INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of the Stockholders (the” 2012 Proxy Statement”) entitled “Proposal I-Election of Directors,” “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Board Matters -Codes of Conduct and Ethics,” “Stockholder Communications,” and “Board of Directors, Leadership Structure, Role in Risk Oversight, Meetings and Standing Committees-Audit Committee” are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of the Company’s 2012 Proxy Statement entitled “Corporate Governance and Board Matters-Director Compensation,” and “Executive Compensation” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Company’s 2012 Proxy Statement entitled “Voting Securities and Principal Holders Thereof”, “Corporate Governance and Board Matters — Equity Compensation Plans Approved by Stockholders” and “Proposal I-Election of Directors” are incorporated herein by reference.

Set forth below is information as of December 31, 2011, with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Stock-Based Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	2,545,490	$9.94	157,538
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,545,490	$9.94	157,538

(1)	Represents the weighted average exercise price of 2,056,660 outstanding options at December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section of the Company’s 2012 Proxy Statement entitled “Corporate Governance and Board Matters-Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections of the Company’s 2012 Proxy Statement entitled “Audit-Related Matters-Policy for Approval of Audit and Permitted Non-audit Services” and “Auditor Fees and Services” are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following documents are filed as part of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets — at December 31, 2011, and 2010

(C) Consolidated Statements of Income — Years ended December 31, 2011, 2010, and 2009

(D) Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2011, 2010, and 2009

(E) Consolidated Statements of Cash Flows — Years ended December 31, 2011, 2010, and 2009

(F) Notes to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

None.

(a)(3)    Exhibits

3.1	Charter of Northfield Bancorp, Inc.(1)

3.2	Bylaws of Northfield Bancorp, Inc.(1)

3.3	Amendments to Bylaws of Northfield Bancorp, Inc.(8)

4	Form of Common Stock Certificate of Northfield Bancorp, Inc.(1)

10.1	Amended Employment Agreement with Kenneth J. Doherty(10)

10.2	Amended Employment Agreement with Steven M. Klein(10)

10.3	Supplemental Executive Retirement Agreement with Albert J. Regen(1)

10.4	Northfield Bank 2012 Management Cash Incentive Compensation Plan(4)

10.5	Short Term Disability and Long Term Disability for Senior Management(1)

10.6	Northfield Bank Non-Qualified Deferred Compensation Plan(3)

10.7	Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan(3)

10.8	Amended Employment Agreement with John W. Alexander(2)

10.9	Amended Employment Agreement with Michael J. Widmer(2)

10.10	Amendment to Northfield Bank Non-Qualified Deferred Compensation Plan(6)

10.11	Amendment to Northfield Bank Non Qualified Supplemental Employee Stock Ownership Plan(6)

10.12	Northfield Bancorp, Inc. 2008 Equity Incentive Plan(5)

10.13	Form of Director Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.14	Form of Director Restricted Stock Award Agreement under the 2008 Equity Incentive Plan(6)

10.15	Form of Employee Non-Statutory Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.16	Form of Employee Incentive Stock Option Award Agreement under the 2008 Equity Incentive Plan(6)

10.17	Form of Employee Restricted Stock Award Agreement under the 2008 Equity Incentive Plan(6)

10.18	Northfield Bancorp, Inc. Management Cash Incentive Plan(7)

10.19	Group Term Replacement Plan(9)

21	Subsidiaries of Registrant(1)

23	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended

December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished, not filed.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of Northfield Bancorp, Inc. (File No. 333-143643), originally filed with the Securities and Exchange Commission on June 11, 2007.

(2)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated December 22, 2011, filed with the Securities and Exchange Commission on December 22, 2011 (File Number 001-33732).

(3)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (File Number 001-33732).

(4)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated January 31, 2012, filed with the Securities and Exchange Commission on January 31, 2012 (File Number 001-33732).

(5)	Incorporated by reference to Northfield Bancorp Inc.’s Proxy Statement Pursuant to Section 14(a) filed with the Securities and Exchange Commission on November 12, 2008 (File Number 001-33732).

(6)	Incorporated by reference to Northfield Bancorp Inc.’s Annual Report on Form 10-K, dated December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009 (File Number 001-33732).

(7)	Incorporated by reference to Appendix A of Northfield Bancorp Inc.’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (File No. 001-33732) as filed with the Securities and Exchange Commission on April 23, 2009).

(8)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated March 25, 2009, filed with the Securities and Exchange Commission on March 27, 2009 (File Number 001-33732).

(9)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated April 28, 2010, filed with the Securities and Exchange Commission on April 29, 2010 (File Number 001-33732).

(10)	Incorporated by reference to Northfield Bancorp Inc.’s Current Report on Form 8-K, dated July 1, 2011, filed with the Securities and Exchange Commission on July 1, 2011 (File Number 001-33732).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHFIELD BANCORP, INC.

By:	/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer (Duly Authorized Representative)
Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John W. Alexander John W. Alexander	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ Steven M. Klein Steven M. Klein	Chief Operating and Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ John R. Bowen John R. Bowen	Director	March 15, 2012

/s/ Annette Catino Annette Catino	Director	March 15, 2012

/s/ Gil Chapman Gil Chapman	Director	March 15, 2012

/s/ John P. Connors, Jr. John P. Connors, Jr.	Director	March 15, 2012

/s/ John J. DePierro John J. DePierro	Director	March 15, 2012

/s/ Susan Lamberti Susan Lamberti	Director	March 15, 2012

/s/ Albert J. Regen Albert J. Regen	Director	March 15, 2012

/s/ Patrick E. Scura, Jr. Patrick E. Scura, Jr.	Director	March 15, 2012