Form 10-Q
period 2012-03-31
Northfield Bancorp, Inc.
filed 2012-05-10
CIK 1401700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number        1-33732

NORTHFIELD BANCORP, INC.

(Exact name of registrant as specified in its charter)

United States of America	42-1572539
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1410 St. Georges Avenue, Avenel, New Jersey	07001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 499-7200

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓ No     .

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files).  Yes ✓ No     .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No ✓.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

40,379,768 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 4, 2012.

NORTHFIELD BANCORP, INC.

Form 10-Q Quarterly Report

PART I - FINANCIAL INFORMATION

PART I

ITEM 1.	FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2012, and December 31, 2011

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Cash and due from banks	$13,775	$15,539
Interest-bearing deposits in other financial institutions	32,062	49,730

Total cash and cash equivalents	45,837	65,269

Trading securities	4,577	4,146
Securities available-for-sale, at estimated fair value (encumbered $313,004 in 2012 and $309,816 in 2011)	1,184,467	1,098,725
Securities held-to-maturity, at amortized cost (estimated fair value of $3,492 in 2012 and $3,771 in 2011) (encumbered $0 in 2012 and 2011)	3,324	3,617
Loans held-for-sale	604	3,900
Purchased credit-impaired (PCI) loans held-for-investment	86,068	88,522
Originated loans held-for-investment, net	957,277	985,945

Loans held-for-investment, net	1,043,345	1,074,467
Allowance for loan losses	(27,100)	(26,836)

Net loans held-for-investment	1,016,245	1,047,631

Accrued interest receivable	7,809	8,610
Bank owned life insurance	78,497	77,778
Federal Home Loan Bank of New York stock, at cost	12,452	12,677
Premises and equipment, net	22,178	19,988
Goodwill	16,159	16,159
Other real estate owned	2,444	3,359
Other assets	11,257	15,059

Total assets	2,405,850	2,376,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	1,500,492	1,493,526
Securities sold under agreements to repurchase	276,000	276,000
Other borrowings	201,119	205,934
Advance payments by borrowers for taxes and insurance	3,921	2,201
Accrued expenses and other liabilities	39,159	16,607

Total liabilities	2,020,691	1,994,268

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 shares issued at March 31, 2012, and December 31, 2011, respectively, 40,396,868 and 40,518,591 outstanding at March 31, 2012 and December 31, 2011, respectively	456	456
Additional paid-in-capital	210,121	209,302
Unallocated common stock held by employee stock ownership plan	(14,424)	(14,570)
Retained earnings	239,006	235,776
Accumulated other comprehensive income	17,500	17,470
Treasury stock at cost; 5,235,743 and 5,114,020 shares at March 31, 2012 and December 31, 2011, respectively	(67,500)	(65,784)

Total stockholders’ equity	385,159	382,650

Total liabilities and stockholders’ equity	$2,405,850	$2,376,918

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

Three months ended March 31, 2012, and 2011

(Unaudited)

(In thousands, except share data)

	Three months ended March 31,
	2012	2011

Interest income:
Loans	$15,150	$12,474
Mortgage-backed securities	6,776	8,417
Other securities	653	970
Federal Home Loan Bank of New York dividends	142	109
Deposits in other financial institutions	18	28

Total interest income	22,739	21,998

Interest expense:
Deposits	2,524	3,017
Borrowings	3,290	3,210

Total interest expense	5,814	6,227

Net interest income	16,925	15,771
Provision for loan losses	615	1,367

Net interest income after provision for loan losses	16,310	14,404

Non-interest income:
Fees and service charges for customer services	802	694
Income on bank owned life insurance	719	741
Gain on securities transactions, net	2,137	1,805
Other-than-temporary impairment losses on securities	-	(161)
Portion recognized in other comprehensive income (before taxes)	-	-

Net impairment losses on securities recognized in earnings	-	(161)

Other	317	30

Total non-interest income	3,975	3,109

Non-interest expense:
Compensation and employee benefits	6,287	5,162
Director compensation	391	399
Occupancy	1,965	1,492
Furniture and equipment	333	287
Data processing	1,083	672
FDIC insurance	426	460
Professional fees	858	440
Other	1,299	1,041

Total non-interest expense	12,642	9,953

Income before income tax expense	7,643	7,560
Income tax expense	2,695	2,590

Net income	$4,948	$4,970

Net income per common share - basic and diluted	$0.13	$0.12

Other comprehensive income, before tax:
Unrealized gains on securities:
Net unrealized holding gains (losses) on securities	51	(1,493)

Other comprehensive income (loss), before tax	51	(1,493)
Income tax expense (benefit) related to items of other comprehensive income	21	(598)

Other comprehensive income (loss), net of tax	30	(895)

Comprehensive income	$4,978	$4,075

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended March 31, 2012, and 2011

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional	Unallocated Common Stock Held by the		Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Employee Stock Ownership Plan	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at December 31, 2010	45,632,611	$456	$205,863	$(15,188)	$222,655	$10,910	$(27,979)	$396,717
Net income					4,970			4,970
Other comprehensive income						(895)		(895)
ESOP shares allocated or committed to be released			49	146				195
Stock compensation expense			759					759
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		6	5
Cash dividends declared ($0.05 per common share)					(848)			(848)
Treasury stock (average cost of $13.35 per share)							(5,327)	(5,327)

Balance at March 31, 2011	45,632,611	$456	$206,857	$(15,042)	$226,776	$10,015	$(33,300)	$395,762

Balance at December 31, 2011	45,632,611	$456	$209,302	$(14,570)	$235,776	$17,470	$(65,784)	$382,650
Net income					4,948			4,948
Other comprehensive income						30		30
ESOP shares allocated or committed to be released			63	146				209
Stock compensation expense			756					756
Cash dividends declared ($0.12 per common share)					(1,718)			(1,718)
Treasury stock (average cost of $13.80 per share)							(1,716)	(1,716)

Balance at March 31, 2012	45,632,611	$456	$210,121	$(14,424)	$239,006	$17,500	$(67,500)	$385,159

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2012, and 2011

(Unaudited) (In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$4,948	$4,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	615	1,367
ESOP and stock compensation expense	965	954
Depreciation	632	498
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	286	82
Amortization of intangible assets	82	44
Income on bank owned life insurance	(719)	(741)
Net gain on sale of loans held-for-sale	(117)	(14)
Proceeds from sale of loans held-for-sale	7,324	3,730
Origination of loans held-for-sale	(3,911)	(2,868)
Gain on securities transactions, net	(2,137)	(1,805)
Net impairment losses on securities recognized in earnings	-	161
Net purchases of trading securities	(35)	(100)
Decrease (increase) in accrued interest receivable	801	(6)
Decrease in other assets	3,623	1,681
Increase (decrease) in accrued expenses and other liabilities	2,790	(678)

Net cash provided by operating activities	15,147	7,275

Cash flows from investing activities:
Net decrease (increase) in loans receivable	30,667	(27,003)
Redemptions of Federal Home Loan Bank of New York stock, net	225	450
Purchases of securities available-for-sale	(278,784)	(245,578)
Principal payments and maturities on securities available-for-sale	115,669	101,420
Principal payments and maturities on securities held-to-maturity	294	351
Proceeds from sale of securities available-for-sale	98,744	88,505
Proceeds from sale of other real estate owned	991	-
Purchases and improvements of premises and equipment	(2,822)	(798)

Net cash used in investing activities	(35,016)	(82,653)

Cash flows from financing activities:
Net increase in deposits	6,966	30,421
Dividends paid	(1,718)	(848)
Exercise of stock options	-	5
Purchase of treasury stock	(1,716)	(5,327)
Additional tax benefit on equity awards	-	186
Increase in advance payments by borrowers for taxes and insurance	1,720	1,632
Repayments under capital lease obligations	(59)	(51)
Proceeds from securities sold under agreements to repurchase and other borrowings	64,244	317,773
Repayments related to securities sold under agreements to repurchase and other borrowings	(69,000)	(219,594)

Net cash provided by financing activities	437	124,197

Net (decrease) increase in cash and cash equivalents	(19,432)	48,819
Cash and cash equivalents at beginning of period	65,269	43,852

Cash and cash equivalents at end of period	$45,837	$92,671

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,989	$6,010
Income taxes	104	1,024
Non-cash transactions:
Loans charged-off, net	351	1,171
Transfers of loans to other real estate owned	-	350
Increase (decrease) in due to broker for purchases of securities available-for-sale	19,762	(19,984)

See accompanying notes to consolidated financial statements.

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended March 31, 2012, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets, and investment securities for impairment; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, of Northfield Bancorp, Inc. as filed with the SEC.

Note 2 – Securities Available-for-Sale

The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at March 31, 2012, and December 31, 2011 (in thousands):

	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$464,752	$22,699	$-	$487,451
Non-GSE	8,362	-	674	7,688
Real estate mortgage investment conduits (REMICs):
GSE	536,412	5,290	40	541,662
Non-GSE	27,509	1,557	34	29,032

	1,037,035	29,546	748	1,065,833

Other securities:
Equity investments-mutual funds	13,467	37	-	13,504
Corporate bonds	104,328	808	6	105,130

	117,795	845	6	118,634

Total securities available-for-sale	$1,154,830	$30,391	$754	$1,184,467

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$490,184	$24,709	$-	$514,893
Non-GSE	8,770	-	1,255	7,515
Real estate mortgage investment conduits (REMICs):
GSE	426,362	4,662	135	430,889
Non-GSE	31,114	1,859	37	32,936

	956,430	31,230	1,427	986,233

Other securities:
Equity investments-mutual funds	11,787	48	-	11,835
Corporate bonds	100,922	358	623	100,657

	112,709	406	623	112,492

Total securities available-for-sale	$1,069,139	$31,636	$2,050	$1,098,725

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at March 31, 2012 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value

Due in one year or less	$51,355	$51,806
Due after one year through five years	52,973	53,324

	$104,328	$105,130

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three months ended March 31, 2012, the Company had gross proceeds of $98.7 million on sales of securities available-for-sale with gross realized gains of approximately $1.7 million and gross realized losses of $0. For the three months ended March 31, 2011, the Company had gross proceeds of $88.5 million on sales of securities available-for-sale with gross realized gains of approximately $1.6 million and gross realized losses of $0. The Company recognized $396,000 in gains on its trading securities portfolio during the three months ended March 31, 2012. The Company recognized $186,000 in gains on its trading securities portfolio during the three months ended March 31, 2011. The Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2012. The Company recognized other-than-temporary impairment charges of $161,000 against earnings during the three months ended March 31, 2011, related to one equity investment in a mutual fund.

Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three months ended March 31, 2012 and 2011, is as follows (in thousands):

	Three months ended
	March 31,
	2012	2011
Balance, beginning of period	$578	$330
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	-	-

Cumulative pre-tax credit losses, end of period	$578	$330

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012, and December 31, 2011, were as follows (in thousands):

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$-	$-	$674	$7,688	$674	$7,688
Real estate mortgage investment conduits (REMICs):
GSE	40	104,772	-	-	40	104,772
Non-GSE	-	-	34	789	34	789
Corporate bonds	-	-	6	11,668	6	11,668

Total	$40	$104,772	$714	$20,145	$754	$124,917

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$307	$2,513	$948	$5,002	$1,255	$7,515
Real estate mortgage investment conduits (REMICs):
GSE	135	54,475	-	-	135	54,475
Non-GSE	-	-	37	842	37	842
Corporate bonds	113	27,523	510	13,132	623	40,655

Total	$555	$84,511	$1,495	$18,976	$2,050	$103,487

Included in the above available-for-sale security amounts at March 31, 2012, were two pass-through non-GSE mortgage-backed securities issued by private companies, (private label), in continuous unrealized loss positions of greater than twelve months that were rated less than investment grade at March 31, 2012. The first security had an estimated fair value of $5.3 million (amortized cost of $5.8 million), was rated Caa2, and had the following underlying collateral characteristics: 83% originated in 2004, and 17% originated in 2005. The second security had an estimated fair value of $2.4 million (amortized cost of $2.6 million), was rated C, and was supported by collateral which was originated in 2006. The ratings of these securities detailed above represents the lowest rating these securities received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for these securities. As a result of management’s evaluation of these securities, the Company did not recognize any other-than-temporary impairment during the three months ended March 31, 2012. Management does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities, before their anticipated recovery (which may be maturity).

The Company also held one REMIC non-GSE mortgage-backed security and two corporate bonds that were in a continuous unrealized loss position of greater than twelve months at March 31, 2012. There were twelve REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months, and rated investment grade at March 31, 2012. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

Note 3 – Net Loans Held-for-Investment

Net loans held-for-investment are as follows (in thousands):

	March 31, 2012	December 31, 2011
Real estate loans:
Multifamily	$496,683	$458,370
Commercial mortgage	318,941	327,074
One- to- four family residential mortgage	71,529	72,592
Home equity and lines of credit	28,664	29,666
Construction and land	21,916	23,460

Total real estate loans	937,733	911,162

Commercial and industrial loans	13,026	12,710
Insurance premium loans	3,669	59,096
Other loans	1,241	1,496

Total commercial and industrial, insurance premium, and other loans	17,936	73,302

Deferred loan cost, net	1,608	1,481

Originated loans held-for-investment, net	957,277	985,945
PCI Loans	86,068	88,522

Loans held for investment, net	1,043,345	1,074,467
Allowance for loan losses	(27,100)	(26,836)

Net loans held-for-investment	$1,016,245	$1,047,631

Loans held-for-sale amounted to $604,000 and $3.9 million at March 31, 2012, and December 31, 2011, respectively. Loans held for sale are comprised of $524,000 of one-to-four family residential mortgage loans and $80,000 of commercial real estate loans.

PCI loans, acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $86.1 million at March 31, 2012 as compared to $88.5 million at December 31, 2011. The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality. PCI loans consist of approximately 34% commercial real estate, 56% commercial and industrial loans with the remaining balance in residential and home equity loans. The Company recorded accretion interest income of $1.6 million for the quarter ended March 31, 2012 as follows:

For the Three Months Ended March 31, 2012
Balance at the beginning of period	$42,493
Accretion into interest income	(1,620)

Balance at end of period	$40,873

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company, through its principal subsidiary, the Bank, serviced $37.8 million and $41.3 million of loans at March 31, 2012, and December 31, 2011, respectively, for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At March 31, 2012, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. Servicing of loans for others does not have a material effect on our financial position or results of operations.

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	three months ended
	March 31,
	2012	2011

Beginning balance	$26,836	$21,819
Provision for loan losses	615	1,367
Charge-offs, net	(351)	(1,171)

Ending balance	$27,100	$22,015

The following tables set forth activity in our allowance for loan losses, by loan type, for the three months ended March 31, 2012, and the year ended December 31, 2011, respectively. The following tables also detail the amount of originated loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of March 31, 2012 and December 31, 2011 (in thousands).

	At 3/31/2012
	Real Estate
	Multifamily	Commercial	One -to- Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$6,772	$14,120	$967	$1,189	$418	$2,035	$186	$40	$1,109	$26,836
Charge-offs	-	(259)	-	-	-	(90)	(21)	-	-	(370)
Recoveries	-	7	-	-	-	12	-	-	-	19
Provisions	899	(17)	(351)	(134)	123	129	(98)	(8)	72	615

Ending Balance	$7,671	$13,851	$616	$1,055	$541	$2,086	$67	$32	$1,181	$27,100

Ending balance: individually evaluated for impairment	$365	$2,233	$20	$-	$173	$1,351	$-	$-	$-	$4,142

Ending balance: collectively evaluated for impairment	$7,306	$11,618	$596	$1,055	$368	$735	$67	$32	$1,181	$22,958

Originated loans, net:
Ending Balance	$497,859	$319,002	$71,627	$21,939	$28,903	$13,037	$3,669	$1,241	$-	$957,277

Ending balance: individually evaluated for impairment	$2,938	$47,950	$1,035	$164	$1,959	$5,709	$-	$-	$-	$59,755

Ending balance: collectively evaluated for impairment	$494,921	$271,052	$70,592	$21,775	$26,944	$7,328	$3,669	$1,241	$-	$897,522

	At 12/31/2011
	Real Estate
	Multifamily	Commercial	One -to- Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,137	$12,654	$570	$1,855	$242	$719	$111	$28	$503	$21,819
Charge-offs	(718)	(5,398)	(101)	(693)	(62)	(638)	(70)	-	-	(7,680)
Recoveries	-	55	-	-	-	23	30	-	-	108
Provisions	2,353	6,809	498	27	238	1,931	115	12	606	12,589

Ending Balance	$6,772	$14,120	$967	$1,189	$418	$2,035	$186	$40	$1,109	$26,836

Ending balance: individually evaluated for impairment	$338	$1,895	$408	$-	$30	$1,393	$-	$-	$-	$4,064

Ending balance: collectively evaluated for impairment	$6,434	$12,225	$559	$1,189	$388	$642	$186	$40	$1,109	$22,772

Originated loans, net:
Ending balance	$459,434	$327,141	$72,679	$23,478	$29,906	$12,715	$59,096	$1,496	$-	$985,945

Ending balance: individually evaluated for impairment	$2,945	$43,448	$2,532	$1,709	$1,593	$2,043	$-	$-	$-	$54,270

Ending balance: collectively evaluated for impairment	$456,489	$283,693	$70,147	$21,769	$28,313	$10,672	$59,096	$1,496	$-	$931,675

The Company monitors the credit quality of its loans, by reviewing certain key credit quality indicators. Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans. Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a more current appraisal has been obtained). In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one- to four-family loans having loan-to-value ratios of less than 60%, require less of a loss factor than those with higher loan to value ratios.

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lending officer learns of important financial developments, the risk rating is reviewed accordingly, and adjusted if necessary. Monthly, management presents monitored assets to the Board Loan Committee. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and in confirming the adequacy of the allowance for loan losses. After determining the general reserve loss factor for each portfolio segment, the portfolio segment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve. Loans that have an internal credit rating of special mention or substandard are multiplied by a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.

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

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at March 31, 2012, and December 31, 2011 (in thousands).

	At March 31, 2012
	Real Estate
	Multifamily		Commercial		One- to Four-Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV

Internal Risk Rating
Pass	$23,338	$453,864	$32,020	$208,994	$38,753	$27,134	$16,022	$26,451	$9,253	$3,386	$1,241	$840,456
Special Mention	159	15,876	593	23,447	1,713	391	627	688	381	160	-	44,035
Substandard	490	4,132	1,713	52,235	864	2,772	5,290	1,764	3,271	123	-	72,654
Loss	-	-	-	-	-	-	-	-	132	-	-	132

Total Loans Receivable, net	$23,987	$473,872	$34,326	$284,676	$41,330	$30,297	$21,939	$28,903	$13,037	$3,669	$1,241	$957,277

	At December 31, 2011
	Real Estate
	Multifamily		Commercial		One- to Four-Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV
Internal Risk Rating
Pass	$23,595	$419,433	$30,478	$214,120	$39,808	$27,806	$17,229	$27,751	$8,761	$58,817	$1,496	$869,294
Special Mention	-	11,989	624	23,271	1,730	-	631	389	1,118	142	-	39,894
Substandard	555	3,862	2,027	56,621	821	2,514	5,618	1,766	2,836	137	-	76,757

Total Loans Receivable, net	$24,150	$435,284	$33,129	$294,012	$42,359	$30,320	$23,478	$29,906	$12,715	$59,096	$1,496	$985,945

Included in originated loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $38.4 million and $43.8 million, at March 31, 2012, and December 31, 2011, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $34.6 million and $36.1 million at March 31, 2012, and December 31, 2011, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.8 million and $4.3 million at March 31, 2012, and December 31, 2011, respectively. Non-accrual amounts included in loans held-for-sale were $80,000 and $3.4 million at March 31, 2012, and December 31, 2011, respectively. Loans past due 90 days or more and still accruing interest were $1.8 million and $85,000 at March 31, 2012, and December 31, 2011 and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at March 31, 2012, and December 31, 2011 (in thousands). The following table excludes PCI loans at March 31, 2012, which have been segregated into pools in accordance with ASC Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At March 31, 2012, expected future cash flows of each PCI loan pool was consistent with those estimated at its purchase date.

	At March 31, 2012
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Special Mention	-	-	-	-	9	9
Substandard	$353	$-	$1,360	$1,713	$-	$1,713

Total	353	-	1,360	1,713	9	1,722
LTV => 35%
Special Mention	873	-	-	873	-	873
Substandard	15,091	20	12,692	27,803	985	28,788

Total	15,964	20	12,692	28,676	985	29,661

Total commercial	16,317	20	14,052	30,389	994	31,383

One-to-four family residential
LTV < 60%
Special Mention	-	21	327	348	-	348
Substandard	51	-	197	248	-	248

Total	51	21	524	596	-	596
LTV => 60%
Substandard	131	510	-	641	-	641

Total	131	510	-	641	-	641

Total one-to-four family residential	182	531	524	1,237	-	1,237

Construction and land
Substandard	1,803	-	-	1,803	-	1,803

Total construction and land	1,803	-	-	1,803	-	1,803

Multifamily
LTV < 35%
Substandard	31	-	-	31	-	31
Loss	490	-	-	490	-	490

Total	521	-	-	521	-	521
LTV => 35%
Substandard	-	-	1,179	1,179	792	1,971

Total	-	-	1,179	1,179	792	1,971

Total multifamily	521	-	1,179	1,700	792	2,492

Home equity and lines of credit
Substandard	-	101	1,663	1,764	-	1,764

Total home equity and lines of credit	-	101	1,663	1,764	-	1,764

Commercial and industrial loans
Substandard	548	-	724	1,272	-	1,272

Total commercial and industrial loans	548	-	724	1,272	-	1,272

Insurance premium loans - substandard	-	-	123	123	-	123

Total insurance premium loans	-	-	123	123	-	123

Total loans-held-for-investmet	19,371	652	18,265	38,288	1,786	40,074

Loans held-for-sale:
Commercial and industrial loans
Substandard	-	-	80	80	-	80

Total commercial and industrial loans	-	-	80	80	-	80

Total loans held-for-sale	-	-	80	80	-	80

Total non-performing loans	$19,371	$652	$18,345	$38,368	$1,786	$40,154

	At December 31, 2011
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Special Mention	-	-	-	-	13	13
Substandard	$404	$-	$1,360	$1,764	$-	$1,764

Total	404	-	1,360	1,764	13	1,777
LTV => 35%
Special Mention	876	-	1,020	1,896	-	1,896
Substandard	14,657	3,438	10,559	28,654	-	28,654

Total	15,533	3,438	11,579	30,550	-	30,550

Total commercial	15,937	3,438	12,939	32,314	13	32,327

One-to-four family residential
LTV < 60%
Special Mention	-	23	335	358	-	358
Substandard	210	-	198	408	-	408

Total	210	23	533	766	-	766
LTV => 60%
Substandard	-	572		572	-	572

Total	-	572	-	572	-	572

Total one-to-four family residential	210	595	533	1,338	-	1,338

Construction and land
Special Mention	-	-	-	-		-
Substandard	1,709	-	-	1,709	-	1,709

Total construction and land	1,709	-	-	1,709	-	1,709

Multifamily
LTV < 35%
Substandard	523	-	-	523	-	523

Total	523	-	-	523	-	523
LTV => 35%
Substandard	-	-	1,179	1,179	72	1,251

Total	-	-	1,179	1,179	72	1,251

Total multifamily	523	-	1,179	1,702	72	1,774

Home equity and lines of credit
Substandard	102	-	1,664	1,766		1,766

Total home equity and lines of credit	102	-	1,664	1,766	-	1,766

Commercial and industrial loans
Special Mention	-	-	724	724	-	724
Substandard	553	-	90	643	-	643

Total commercial and industrial loans	553	-	814	1,367	-	1,367

Insurance premium loans - substandard	-	-	137	137	-	137

Total insurance premium loans	-	-	137	137	-	137

Total loans-held-for-investmet	19,034	4,033	17,266	40,333	85	40,418

Loans held-for-sale:
Commercial
LTV < 35%
Substandard	-	-	263	263	-	263

Total	-	-	263	263	-	263
LTV => 35%
Substandard	458	175	1,449	2,082	-	2,082

Total	458	175	1,449	2,082	-	2,082

Total commercial	458	175	1,712	2,345	-	2,345

Construction and land
Substandard	-	-	422	422	-	422

Total construction and land	-	-	422	422	-	422

Multifamily
LTV < 35%
Substandard	-	-	32	32	-	32

Total	-	-	32	32	-	32
LTV => 35%
Substandard	-	-	441	441	-	441

Total	-	-	441	441	-	441

Total multifamily	-	-	473	473	-	473

Commercial and industrial loans
Substandard	-	-	208	208	-	208

Total commercial and industrial loans	-	-	208	208	-	208

Total loans held-for-sale	458	175	2,815	3,448	-	3,448

Total non-performing loans	$19,492	$4,208	$20,081	$43,781	$85	$43,866

The following tables set forth the detail and delinquency status of originated loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at March 31, 2012, and December 31, 2011 (in thousands).

	At 3/31/2012
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non- Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$32,020	$-	$32,020	$-	$32,020
Special Mention	584	-	584	9	593
Substandard	-	-	-	1,713	1,713

Total	32,604	-	32,604	1,722	34,326
LTV > 35%
Pass	208,166	828	208,994	-	208,994
Special Mention	21,268	1,306	22,574	873	23,447
Substandard	18,693	4,754	23,447	28,788	52,235

Total	248,127	6,888	255,015	29,661	284,676

Total commercial	280,731	6,888	287,619	31,383	319,002

One-to-four family residential
LTV < 60%
Pass	38,172	581	38,753	-	38,753
Special Mention	968	397	1,365	348	1,713
Substandard	335	281	616	248	864

Total	39,475	1,259	40,734	596	41,330
LTV > 60%
Pass	26,254	880	27,134	-	27,134
Special Mention	391	-	391	-	391
Substandard	1,939	192	2,131	641	2,772

Total	28,584	1,072	29,656	641	30,297

Total one-to-four family residential	68,059	2,331	70,390	1,237	71,627

Construction and land
Pass	16,022	-	16,022	-	16,022
Special Mention	627	-	627	-	627
Substandard	3,487	-	3,487	1,803	5,290

Total construction and land	20,136	-	20,136	1,803	21,939

Multifamily
LTV < 35%
Pass	23,338	-	23,338	-	23,338
Special Mention	128	-	128	31	159
Substandard	-	-	-	490	490

Total	23,466	-	23,466	521	23,987
LTV > 35%
Pass	451,701	2,163	453,864	-	453,864
Special Mention	10,197	5,679	15,876	-	15,876
Substandard	614	1,547	2,161	1,971	4,132

Total	462,512	9,389	471,901	1,971	473,872

Total multifamily	485,978	9,389	495,367	2,492	497,859

Home equity and lines of credit
Pass	26,451	-	26,451	-	26,451
Special Mention	688	-	688	-	688
Substandard	-	-	-	1,764	1,764

Total home equity and lines of credit	27,139	-	27,139	1,764	28,903

Commercial and industrial loans
Pass	8,753	500	9,253	-	9,253
Special Mention	341	40	381	-	381
Substandard	1,136	863	1,999	1,272	3,271
Loss	132	-	132	-	132

Total commercial and industrial loans	10,362	1,403	11,765	1,272	13,037

Insurance premium loans
Pass	1,572	1,814	3,386	-	3,386
Special Mention	-	160	160	-	160
Substandard	-	-	-	123	123

Total insurance premium loans	1,572	1,974	3,546	123	3,669

Other loans
Pass	1,151	90	1,241	-	1,241

Total other loans	1,151	90	1,241	-	1,241

	$895,128	$22,075	$917,203	$40,074	$957,277

	At 12/31/2011
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non- Performing Loans	Total Loans Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$30,478	$-	$30,478	$-	$30,478
Special Mention	611	-	611	13	624
Substandard	-	-	-	1,764	1,764

Total	31,089	-	31,089	1,777	32,866
LTV > 35%
Pass	215,123	1,342	216,465	-	216,465
Special Mention	20,796	579	21,375	1,896	23,271
Substandard	19,402	6,483	25,885	28,654	54,539

Total	255,321	8,404	263,725	30,550	294,275

Total commercial	286,410	8,404	294,814	32,327	327,141

One-to-four family residential
LTV < 60%
Pass	39,420	388	39,808	-	39,808
Special Mention	974	398	1,372	358	1,730
Substandard	129	284	413	408	821

Total	40,523	1,070	41,593	766	42,359
LTV > 60%
Pass	26,618	1,188	27,806	-	27,806
Special Mention	-	-	-	-	-
Substandard	1,942	-	1,942	572	2,514

Total	28,560	1,188	29,748	572	30,320

Total one-to-four family residential	69,083	2,258	71,341	1,338	72,679

Construction and land
Pass	14,610	3,041	17,651	-	17,651
Special Mention	631	-	631	-	631
Substandard	3,487	-	3,487	1,709	5,196

Total construction and land	18,728	3,041	21,769	1,709	23,478

Multifamily
LTV < 35%
Pass	23,595	-	23,595	-	23,595
Substandard	-	-	-	523	523

Total	23,595	-	23,595	523	24,118
LTV > 35%
Pass	416,453	3,453	419,906	-	419,906
Special Mention	10,526	1,463	11,989	-	11,989
Substandard	618	1,552	2,170	1,251	3,421

Total	427,597	6,468	434,065	1,251	435,316

Total multifamily	451,192	6,468	457,660	1,774	459,434

Home equity and lines of credit
Pass	27,721	30	27,751	-	27,751
Special Mention	389	-	389	-	389
Substandard	-	-	-	1,766	1,766

Total home equity and lines of credit	28,110	30	28,140	1,766	29,906

Commercial and industrial loans
Pass	8,887	82	8,969	-	8,969
Special Mention	269	125	394	724	1,118
Substandard	1,985	-	1,985	643	2,628

Total commercial and industrial loans	11,141	207	11,348	1,367	12,715

Insurance premium loans
Pass	58,391	426	58,817	-	58,817
Special Mention	-	142	142	-	142
Substandard	-	-	-	137	137

Total insurance premium loans	58,391	568	58,959	137	59,096

Other loans
Pass	1,405	91	1,496	-	1,496

Total other loans	1,405	91	1,496	-	1,496

	$924,460	$21,067	$945,527	$40,418	$985,945

The following tables summarize impaired loans as of March 31, 2012, and December 31, 2011 (in thousands):

	At March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$1,713	$1,713	$-
LTV => 35%
Special Mention	2,990	2,998	-
Substandard	35,369	37,347	-
One-to-four family residential
LTV < 60%
Substandard	51	51	-
LTV => 60%
Substandard	258	258	-
Construction and land
Substandard	2,106	3,004	-
Multifamily
LTV < 35%
Substandard	31	31	-
Loss	490	490	-
LTV => 35%
Loss	148	619	-
Commercial and industrial loans
Special Mention	40	40	-
Substandard	1,530	1,620	-
Loss	132	132	-
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	653	680	(78)
Substandard	8,385	8,391	(1,767)
One-to-four family residential
LTV < 60%
Special Mention	777	777	(20)
LTV => 60%
Substandard	1,752	1,752	(388)
Multifamily
LTV => 35%
Substandard	2,417	2,417	(365)
Home equity and lines of credit
Special Mention	367	367	(25)
Substandard	1,592	1,592	(148)
Commercial and industrial loans
Substandard	498	498	(1,351)
Total:
Real estate loans
Commercial	49,110	51,129	(1,845)
One-to-four family residential	2,838	2,838	(408)
Construction and land	2,106	3,004	-
Multifamily	3,086	3,557	(365)
Home equity and lines of credit	1,959	1,959	(173)
Commercial and industrial loans	2,200	2,290	(1,351)

	$61,299	$64,777	$(4,142)

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$1,764	$1,764	$-
Loss	-	471	-
LTV => 35%
Special Mention	3,670	3,679	-
Substandard	26,284	27,906	-
Construction and land
Substandard	1,709	2,607	-
Multifamily
LTV < 35%
Substandard	523	523	-
LTV => 35%
Substandard	870	870	-
Commercial and industrial loans
Special Mention	660	660	-
Substandard	921	921	-
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	1,766	2,132	(175)
LTV => 35%
Special Mention	659	685	(65)
Substandard	9,305	9,305	(1,655)
One-to-four family residential
LTV < 60%
Special Mention	782	782	(22)
LTV => 60%
Substandard	1,750	1,750	(386)
Multifamily
LTV => 35%	1,552	1,552	(338)
Substandard
Home equity and lines of credit
Substandard	1,593	1,593	(30)
Commercial and industrial loans
Substandard	462	462	(1,393)
Total:
Real estate loans
Commercial	43,448	45,942	(1,895)
One-to-four family residential	2,532	2,532	(408)
Construction and land	1,709	2,607	-
Multifamily	2,945	2,945	(338)
Home equity and lines of credit	1,593	1,593	(30)
Commercial and industrial loans	2,043	2,043	(1,393)

	$54,270	$57,662	$(4,064)

Included in the table above at March 31, 2012, are loans with carrying balances of $44.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2011, are loans with carrying balances of $27.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at March 31, 2012, and December 31, 2011, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The average recorded balance of originated impaired loans for the three months ended March 31, 2012 and 2011 was $63.0 million and $61.6 million, respectively. The Company recorded $677,000 and $854,000 of interest income on impaired loans for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes loans that were modified in troubled debt restructurings during the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	$6,414	$6,414
One -to- four Family
Substandard	1	258	258
Home equity and lines of credit
Special Mention	2	367	367

Total Troubled Debt Restructurings	4	$7,039	$7,039

At March 31, 2012 and December 31, 2011 we had troubled debt restructurings of $47.5 million and $41.6 million, respectively.

All four of the relationships in the table above were restructured to receive reduced interest rates.

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

There have not been any loans that were restructured during the last twelve months that have subsequently defaulted.

Note 4 – Deposits

Deposits are as follows (in thousands):

	March 31, 2012	December 31, 2011

Non-interest-bearing demand	$163,869	$156,493
Interest-bearing negotiable orders of withdrawal (NOW)	102,171	91,829
Savings-passbook, statement, tiered, and money market	767,445	765,081
Certificates of deposit	467,007	480,123

	$1,500,492	$1,493,526

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended March 31,
	2012	2011
Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$1,096	$1,134
Certificates of deposit	1,428	1,883

	$2,524	$3,017

Note 5 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of March 31, 2012 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding - December 31, 2011	2,056,660	$3.22	$9.95	7.02
Granted	-	-	-	-
Forfeited	(3,560)	3.22	9.94	-
Exercised	-	-	-	-

Outstanding - March 31, 2012	2,053,100	$3.22	$9.95	6.82

Exercisable - March 31, 2012	1,239,280	$3.22	$9.95	6.82

Expected future stock option expense related to the non-vested options outstanding as of March 31, 2012 is $2.5 million over an average period of 1.8 years.

The following is a summary of the status of the Company’s restricted share awards as of March 31, 2012 and changes therein during the three months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	488,830	$9.97
Granted	-	-
Vested	(161,810)	9.96
Forfeited	(1,240)	9.94

Non-vested at March 31, 2012	325,780	$9.97

Expected future stock award expense related to the non-vested restricted share awards as of March 31, 2012 is $3.0 million over an average period of 1.8 years.

During the three months ended March 31, 2012 and 2011, the Company recorded $756,000 and $759,000 of stock-based compensation related to the above plans, respectively.

Note 6- Fair Value Measurements

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of March 31, 2012, and December 31, 2011, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

	Fair Value Measurements at Reporting Date Using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$1,029,113	$-	$1,029,113	$-
Non-GSE	36,720	-	36,720	-
Corporate bonds	105,130	-	105,130	-
Equities	13,504	13,504	-	-

Total available-for-sale	1,184,467	13,504	1,170,963	-

Trading securities	4,577	4,577	-	-

Total	$1,189,044	$18,081	$1,170,963	$-

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$26,861	$-	$-	$26,861
One- to- four family residential mortgage	2,788	-	-	2,788
Construction and land	1,803	-	-	1,803
Multifamily	2,417	-	-	2,417
Home equity and lines of credit	1,959	-	-	1,959

Total impaired loans	35,828	-	-	35,828

Commercial and industrial loans	460	-	-	460
Other real estate owned	2,444	-	-	2,444

Total	$38,732	$-	$-	$38,732

	Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$945,782	$-	$945,782	$-
Non-GSE	40,451	-	40,451	-
Corporate bonds	100,657	-	100,657	-
Equities	11,835	11,835	-	-

Total available-for-sale	1,098,725	11,835	1,086,890	-

Trading securities	4,146	4,146	-	-

Total	$1,102,871	$15,981	$1,086,890	$-

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$27,826	$-	$-	$27,826
One- to- four family residential mortgage	2,532	-	-	2,532
Construction and land	1,709	-	-	1,709
Multifamily	1,552	-	-	1,552
Home equity and lines of credit	1,593	-	-	1,593

Total impaired loans	35,212	-	-	35,212

Commercial and industrial loans	462	-	-	462
Other real estate owned	3,359	-	-	3,359

Total	$39,033	$-	$-	$39,033

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)

Impaired loans	$36,288	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 20.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Other real estate owned	$2,444	Appraisals	Discount for costs to sell	7.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist of mutual funds. There were no transfers of securities between Level 1 and Level 2 during the three months ended March 31, 2012.

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

Impaired Loans: At March 31, 2012, and December 31, 2011, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $36.3 million and $39.1 million that were recorded at their estimated fair value of $41.2 million and $35.7 million, respectively. The Company recorded net impairment charges of $78,000 and $2.4 million for the three months ended March 31, 2012, and 2011, respectively, and charge-offs of $351,000 and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned: At March 31, 2012, and December 31, 2011, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $2.4 million and $3.4 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, thus establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

Subsequent valuation adjustments to other real estate owned (REO) was $0 for each of the three months ended March 31, 2012 and 2011, respectively, reflecting continued deterioration in estimated fair values. Operating costs after acquisition are expensed.

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

The estimated fair values of the Company’s significant financial instruments at March 31, 2012, and December 31, 2011, are presented in the following tables (in thousands):

	March 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$45,837	$45,837	$-	$-	$45,837
Trading securities	4,577	4,577			4,577
Securities available-for-sale	1,184,677	13,504	1,170,963	-	1,184,467
Securities held-to-maturity	3,324	-	3,492	-	3,492
Federal Home Loan Bank of New York stock, at cost	12,452	-	12,452	-	12,452
Loans held-for-sale	604	-	-	604	604
Net loans held-for-investment	1,016,245	-	-	1,064,941	1,064,941
Financial liabilities:
Deposits	$1,500,492	$-	$1,507,237	$-	$1,507,237
Repurchase agreements and other borrowings	477,119	-	492,507		492,507
Advance payments by borrowers	3,921	-	3,921	-	3,921

	December 31, 2011
	Carrying value	Estimated Fair value

Financial assets:
Cash and cash equivalents	$65,269	$65,269
Trading securities	4,146	4,146
Securities available-for-sale	1,098,725	1,098,725
Securities held-to-maturity	3,617	3,771
Federal Home Loan Bank of New York stock, at cost	12,677	12,677
Loans held-for-sale	3,900	3,900
Net loans held-for-investment	1,047,631	1,081,484
Financial liabilities:
Deposits	$1,493,526	$1,499,906
Repurchase agreements and other borrowings	481,934	498,774
Advance payments by borrowers	2,201	2,201

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

Note 7 –Earnings Per Share

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended March 31,
	2012	2011
Net income available to common stockholders	$4,948	$4,970

Weighted average shares outstanding-basic	38,647,588	41,101,028
Effect of non-vested restricted stock and stock options outstanding	495,333	441,840

Weighted average shares outstanding-diluted	39,142,921	41,542,868

Earnings per share-basic	$0.13	$0.12
Earnings per share-diluted	$0.13	$0.12

Note 8 – Stock Repurchase Program

On September 9, 2011 the Board of Directors of the Company authorized the continuance of the stock repurchase program. Under its current program, the Company intends to repurchase up to 2,066,379 additional shares, representing approximately 5% of its outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of March 31, 2012, the Company has repurchased a total of 5,194,320 shares of its common stock (under its current and prior repurchase plans) at an average price of $12.87 per share.

Note 9 – Income Taxes

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

Note 10 – Recent Accounting Pronouncements

Accounting Standards Update No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements, amends Topic 860 (Transfers and Servicing) where an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements, based on whether or not the transferor has maintained effective control. In the assessment of effective control, Accounting Standard Update 2011-03 has removed the criteria that requires transferors to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Other criteria applicable to the assessment of effective control have not been changed. This guidance is effective for prospective periods beginning on or after December 15, 2011. Early adoption was prohibited. The adoption of this Accounting Standard Update did not result in a material change to the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risk or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 did not result in a material change to the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. For a public entity, the ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted. The adoption of these pronouncements resulted in a change to the presentation of the Company’s financial statements but did not have an impact on the Company’s financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU No. 2011-08 simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The provisions of ASU No. 2011-05 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU No. 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements. The Company will perform annual testing for goodwill impairment at December 31, 2012.

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

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011.

Overview

This overview highlights selected information and may not contain all the information that is important to you in understanding our performance during the period. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should read this entire document carefully, as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

Net income amounted to $4.9 million for the three months ended March 31, 2012, as compared to $5.0 million for the three months ended March 31, 2011. Basic and diluted earnings per share were $0.13 for the three months ended March 31, 2012, compared to $0.12 for the three months ended March 31, 2011. For the three months ended March 31, 2012, our return on average assets was 0.84%, as compared to 0.90% for the three months ended March 31, 2011. For the three months ended March 31, 2012, our return on average stockholders’ equity was 5.18%, as compared to 5.08% for the three months ended March 31, 2011. The decrease in net income was due primarily to an increase in non-interest expenses offset by increases in our net interest income and non-interest income, as well as a decrease in our provision for loan losses during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Assets increased by 1.2% to $2.41 billion at March 31, 2012, from $2.38 billion at December 31, 2011. The increase in total assets reflected an increase in securities available for sale, of $85.7 million, or 7.8%, which was partially offset by decreases in loans held for investment, net and interest-bearing deposits in other financial institutions. Deposits increased $7.0 million to $1.50 billion at March 31, 2012, from $1.49 billion at December 31, 2011. The increase in deposits was attributable to growth in transaction accounts partially offset by a decrease in certificates of deposit and savings accounts. Borrowed funds decreased $4.8 million to $477.1 million at March 31, 2012, from $481.9 million at December 31, 2011.

Comparison of Financial Condition at March 31, 2012, and December 31, 2011

Total assets increased $28.9 million, or 1.2%, to $2.41 billion at March 31, 2012, from $2.38 billion at December 31, 2011. The increase was primarily attributable to an increase in securities available for sale of $85.7 million. This increase was partially offset by decreases of $31.4 million in net loans held-for-investment, cash and cash equivalents of $19.4 million and other assets of $3.8 million.

Cash and cash equivalents decreased $19.4 million, or 29.8%, to $45.8 million at March 31, 2012, from $65.3 million at December 31, 2011. The Company routinely maintains liquid assets in interest-bearing accounts in other well-capitalized financial institutions.

Securities available-for-sale increased $85.7 million, or 7.8%, to $1.18 billion at March 31, 2012, from $1.10 billion at December 31, 2011. The increase was primarily attributable to purchases of $298.5 million partially offset by maturities and pay-downs of $115.7 million, and sales of $98.7 million.

Securities held-to-maturity decreased $293,000, or 8.1%, to $3.3 million at March 31, 2012, from $3.6 million at December 31, 2011. The decrease was attributable to maturities and paydowns during the three months ended March 31, 2012.

Originated loans held-for-investment, net, totaled $957.3 million at March 31, 2012, as compared to $985.9 million at December 31, 2011. The decrease was primarily due to decreases in insurance premium loans of $55.4 million, due to the sale of the majority of the portfolio, and in commercial real estate loans of $8.1 million. This was partially offset by an increase in multi-family real estate loans, which increased $38.3 million, or 8.4%, to $496.7 million at March 31, 2012, from $458.4 million at December 31, 2011. Currently, management is focused on originating multi-family loans, with less emphasis on other loan types.

Purchased credit-impaired (PCI) loans, acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $86.1 million at March 31, 2012 as compared to $88.5 million at December 31, 2011. The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality. The Company recorded accretion interest income of $1.6 million for the quarter ended March 31, 2012.

Bank owned life insurance increased $719,000, or 0.9%, from December 31, 2011 to March 31, 2012. The increase resulted from income earned on bank owned life insurance for the three months ended March 31, 2012.

Federal Home Loan Bank of New York stock, at cost, decreased $225,000, or 1.8%, to $12.5 million at March 31, 2012, from $12.7 million at December 31, 2011. This decrease was attributable to a decrease in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

Premises and equipment, net, increased $2.2 million, or 11.0%, to $22.2 million at March 31, 2012, from $20.0 million at December 31, 2011. This increase is primarily attributable to leasehold improvements made to new branches and the renovation of existing branches.

Other real estate owned decreased $915,000, or 27.2%, to $2.4 million at March 31, 2012, from $3.4 million at December 31, 2011. This decrease is attributable to the sales of several properties during the three months ended March 31, 2012.

Other assets decreased $3.8 million, or 25.2%, to $11.3 million at March 31, 2012, from $15.1 million at December 31, 2011. The decrease in other assets was attributable to a decrease in amounts due us from taxing authorities, and a decrease in prepaid FDIC insurance premiums due to amortization related to the FDIC prepayment of insurance premiums that was made in 2009 partially offset by an increase in prepaid expenses.

The increase in deposits for the three months ended March 31, 2012, was due in part to an increase in transaction accounts of $20.4 million, or 3.0%. This increase was partially offset by a decrease in certificates of deposit accounts (issued by the Bank) of $10.4 million, or 2.2%, a decrease in savings accounts of $330,000 and a decrease of $2.7 million in short-term certificates of deposit originated through the CDARS® Network. Deposits originated through the CDARS® Network totaled $658,000 at March 31, 2012 and $3.4 million at December 31, 2011. The Company utilizes the CDARS® Network as a cost effective alternative to other short-term funding sources.

Borrowings, consisting primarily of repurchase agreements from other financial institutions and Federal Home Loan Bank advances, decreased $4.8 million, or 1.0%, to $477.1 million at March 31, 2012, from $481.9 million at December 31, 2011. The decrease in borrowings was primarily the result of maturities during the quarter ended March 31, 2012.

Accrued expenses and other liabilities increased $22.6 million, to $39.2 million at March 31, 2012, from $16.6 million at December 31, 2011. The increase was primarily a result of an increase in due to securities brokers of $19.8 million.

Total stockholders’ equity increased by $2.5 million to $385.2 million at March 31, 2012, from $382.7 million at December 31, 2011. This increase was primarily attributable to net income of $4.9 million for the quarter ended March 31, 2012, and an increase of $819,000 in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards. The increase was partially offset by $1.7 million in stock repurchases and the payment of $1.7 million in cash dividends.

Under its current program, the Company intends to repurchase up to 2,066,379 of its shares, representing approximately 5% of outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of March 31, 2012, the Company has repurchased a total of 5,235,743 shares of its common stock at an average price of $12.89 per share.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Net income. Net income was relatively unchanged at $4.9 million for the quarter ended March 31, 2012, as compared to $5.0 million for the quarter ended March 31, 2011. Results reflected an increase of $1.2 million in net interest income, an $866,000 increase in non-interest income, a decrease of $752,000 in the provision for loan losses, a $105,000 increase in income tax expense and a $2.7 million increase in non-interest expense.

Interest income. Interest income increased $741,000, or 3.4%, to $22.7 million for the three months ended March 31, 2012, from $22.0 million for the three months ended March 31, 2011. The increase was primarily due to an increase in interest income on loans of $2.7 million. The increase in interest income of loans can be attributed to an increase in the average balances of $220.5 million, partially offset by a decrease of 27 basis points in the yield earned. These increases were partially offset by decreases in interest income on mortgage backed securities of $1.6 million and interest income on other securities of $317,000.

The decrease in mortgage backed securities was primarily attributable to a decrease of 43 basis points in the yield earned and a decrease in the average balance of $84.0 million. The decrease in the interest income earned on other securities was primarily attributable to a decrease in the average balance of $23.3 million and a decrease of 55 basis points in the yield earned.

Interest expense. Interest expense decreased $413,000, or 6.6%, to $5.8 million for the three months ended March 31, 2012, from $6.2 million for the three months ended March 31, 2011. The decrease was comprised of a decrease of $493,000 in interest expense on deposits, partially offset by an increase in interest expense on borrowings of $80,000. The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 23 basis points to 0.76% from 0.99%, partially offset by an increase in average balance of interest bearing deposit accounts of $102.1 million, or 8.3%, to $1.34 billion for the three months ended March 31, 2012 from $1.24 billion for the three months ended March 31, 2011. The increase in interest expense on borrowings was attributed to an increase in the cost of nine basis points to 2.74% from 2.65%, partially offset by a decrease in balances of borrowings of $9.8 million, or 2.0%, to $482.2 million for the three months ended March 31, 2012 from $492.0 million for the three months ended March 31, 2011.

Net Interest Income. Net interest income increased $1.2 million, or 7.3%, as interest-earning assets increased by 5.7% to $2.24 billion. The increase in average interest earning assets was due primarily to increases in average loans outstanding of $220.5 million and in interest-earning assets in other financial institutions of $5.3 million, partially offset by decreases of $84.0 million in mortgage-backed securities and in other securities of $23.3 million. The quarter ended March 31, 2012 included prepayment loan income of $188,000 compared to $80,000 for the quarter ended March 31, 2011. Other securities consist primarily of investment-grade shorter-term corporate bonds, and government-sponsored enterprise bonds. Rates paid on interest-bearing liabilities decreased 18 basis points to 1.28% for the current quarter as compared to 1.46% for the prior year comparable period. This was offset by a 13 basis point decrease in yields earned on interest earning assets to 4.09% for the current quarter as compared to 4.22% for the prior year comparable period.

Provision for Loan Losses. The provision for loan losses was $615,000 for the quarter ended March 31, 2012, a decrease of $752,000, or 55.0%, from the $1.4 million provision recorded in the quarter ended March 31, 2011. The decrease in the provision for loan losses in the current quarter was due primarily to a shift in the composition of our loan portfolio to multi-family loans, which generally require lower general reserves than commercial real estate loans, less growth in the loan portfolio as compared to the same prior year period and a decrease in non-performing loans during the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011. During the quarter ended March 31, 2012, the Company recorded net charge-offs of $351,000 compared to net charge-offs of $1.2 million for the quarter ended March 31, 2011.

Non-interest Income. Non-interest income increased $866,000, or 27.9%, to $4.0 million for the quarter ended March 31, 2012, as compared to $3.1 million for the quarter ended March 31, 2011. This increase was primarily a result of a $108,000 increase in fees and service charges for customer services, an increase in securities transactions, net of $332,000, a decrease in losses on other-than- temporary-impairment of securities of $161,000 and an increase in other income of $287,000, partially offset by a decrease in income on bank owed life insurance of $22,000. The Company routinely sells securities when market pricing presents, in management’s assessment, an economic benefit that outweighs holding such securities, and when smaller balance securities become cost prohibitive to carry.

Non-interest Expense. Non-interest expense increased $2.7 million, or 27.0%, to $12.6 million for the quarter ended March 31, 2012, as compared to $10.0 million for the quarter ended March 31, 2011, due primarily to compensation and employee benefits increasing by $1.1 million, or 21.8%, due to increased staff primarily related to branch openings and an acquisition, an increase in occupancy expense of $473,000 primarily relating to new branches and the renovation of existing branches, an increase of $411,000 in data processing fees primarily related to conversion costs associated with the FDIC assisted transaction, an increase of $418,000 in professional fees and an increase in other non-interest expense of $258,000.

Income Tax Expense. The Company recorded an income tax expense of $2.7 million for the quarter ended March 31, 2012, compared to $2.6 million for the quarter ended March 31, 2011. The effective expense tax rate for the quarter ended March 31, 2012, was 35.3%, as compared to 34.3% for the quarter ended March 31, 2011.

NORTHFIELD BANCORP, INC.

ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)

	For the Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)

Interest-earning assets:
Loans (5)	$1,061,927	$15,150	5.74%	$841,400	$12,474	6.01%
Mortgage-backed securities	986,110	6,776	2.76	1,070,119	8,417	3.19
Other securities	128,171	653	2.05	151,435	970	2.60
Federal Home Loan Bank of New York stock	12,703	142	4.50	10,839	109	4.08
Interest-earning deposits in financial institutions	48,035	18	0.15	42,709	28	0.27

Total interest-earning assets	2,236,946	22,739	4.09	2,116,502	21,998	4.22
Non-interest-earning assets	144,237			127,783

Total assets	$2,381,183			$2,244,285

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$862,812	$1,096	0.51	$695,572	$1,134	0.66
Certificates of deposit	476,282	1,428	1.21	541,373	1,883	1.41

Total interest-bearing deposits	1,339,094	2,524	0.76	1,236,945	3,017	0.99
Borrowed funds	482,238	3,290	2.74	491,957	3,210	2.65

Total interest-bearing liabilities	1,821,332	5,814	1.28	1,728,902	6,227	1.46
Non-interest bearing deposit accounts	160,233			110,285
Accrued expenses and other liabilities	15,145			8,371

Total liabilities	1,996,710			1,847,558
Stockholders’ equity	384,473			396,727

Total liabilities and stockholders’ equity	$2,381,183			$2,244,285

Net interest income		$16,925			$15,771

Net interest rate spread (2)			2.80%			2.76%
Net interest-earning assets (3)	$415,614			$387,600

Net interest margin (4)			3.04%			3.02%
Average interest-earning assets to interest-bearing liabilities			122.82%			122.42%

(1)	Average yields and rates for the three months ended March 31, 2012 and 2011, are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Asset Quality

Nonperforming originated loans totaled $40.2 million (3.8% of total loans) at March 31, 2012 as compared to $43.9 million (4.3% of total loans) at December 31, 2011, $53.4 million (5.5% of total loans) at September 30, 2011, $58.0 million (6.4% of total loans) at June 30, 2011 and $56.7 million (6.6% of total loans) at March 31, 2011.

The following table also shows, for the same dates, troubled debt restructurings (TDRs) on which interest is accruing, and accruing loans delinquent 30 to 89 days (dollars in thousands).

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Non-accruing loans:
Held-for-investment	$15,805	$17,489	$28,035	$29,036	$31,662
Held-for-sale	80	2,991	-	-	-
Non-accruing loans subject to restructuring agreements:
Held-for-investment	22,483	22,844	23,763	26,994	24,136
Held-for-sale	-	457	-	-	-

Total non-accruing loans	38,368	43,781	51,798	56,030	55,798

Loans 90 days or more past due and still accruing:
Held-for-investment	1,786	85	1,595	1,987	876
Held-for-sale	-	-	-	-	-

Total loans 90 days or more past due and still accruing	1,786	85	1,595	1,987	876

Total non-performing loans	40,154	43,866	53,393	58,017	56,674
Other real estate owned	2,444	3,359	34	118	521

Total non-performing assets	$42,598	$47,225	$53,427	$58,135	$57,195

Loans subject to restructuring agreements and still accruing	$25,047	$18,349	$18,355	$15,622	$12,259

Accruing loans 30 to 89 days delinquent	$22,075	$21,067	$30,973	$14,169	$14,551

Total Non-accruing Loans

Total non-accruing loans decreased $5.4 million, to $38.4 million at March 31, 2012, from $43.8 million at December 31, 2011. This decrease was primarily attributable to loans held-for-sale of $3.4 million being sold during the quarter ended March 31, 2012. There was $398,000 in loans returned to accrual status during the quarter. Loans returned to accrual status were current as to principal and interest, and factors indicating doubtful collection no longer existed, including the borrower’s performance under the original loan terms for at least six months. Non-accrual loans also decreased as a result of $1.5 million of pay-offs and principal pay-downs, charge offs of $351,000, the sale of $554,000 of loans held-for-investment and the transfer of $166,000 to other real estate owned. The above decreases in non-accruing loans during the quarter ended March 31, 2012, were partially offset by $837,000 of loans being placed on non-accrual status and advances of $94,000 during the quarter ended March 31, 2012.

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

The following tables detail the delinquency status of non-accruing loans at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012
	Days Past Due
Real estate loans:	0 to 29	30 to 89	90 or more	Total
Commercial	$16,317	$20	$14,052	$30,389
One -to- four family residential	181	532	524	1,237
Construction and land	1,803	-	-	1,803
Multifamily	521	-	1,179	1,700
Home equity and lines of credit	-	101	1,663	1,764
Commercial and industrial loans	548	-	804	1,352
Insurance premium loans	-	-	123	123

Total non-accruing loans	$19,370	$653	$18,345	$38,368

	December 31, 2011
	Days Past Due
Real estate loans:	0 to 29	30 to 89	90 or more	Total
Commercial	$16,395	$3,613	$14,651	$34,659
One -to- four family residential	210	595	534	1,338
Construction and land	1,709	-	422	2,131
Multifamily	523	-	1,652	2,175
Home equity and lines of credit	102	-	1,664	1,766
Commercial and industrial loans	553	-	1,022	1,575
Insurance premium loans	-	-	137	137

Total non-accruing loans	$19,492	$4,208	$20,082	$43,781

Loans Subject to Restructuring Agreements

Included in non-accruing loans are loans subject to restructuring agreements totaling $22.5 million and $23.3 million at March 31, 2012, and December 31, 2011, respectively. At March 31, 2012, $18.7 million, or 83.1% of the $22.5 million, were performing in accordance with their restructured terms.

The Company also holds loans subject to restructuring agreements, and still accruing, which totaled $25.0 million and $18.3 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, $21.1 million, or 84.2% of the $25.0 million, were performing in accordance with their restructured terms.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of March 31, 2012, and December 31, 2011 (dollars in thousands).

	At March 31, 2012		At December 31, 2011
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled debt restructurings:
Real estate loans:
Commercial	$19,293	$19,608	$20,420	$13,389
One- to four-family residential	309	2,529	-	2,532
Construction and land	1,803	-	1,709	-
Multifamily	521	1,547	523	1,552
Home equity and lines of credit	102	367	102	-
Commercial and industrial	455	996	547	876

Total	$22,483	$25,047	$23,301	$18,349

Performing in accordance with restructured terms	83.13%	84.21%	82.34%	69.03%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing increased $1.7 million to $1.8 million at March 31, 2012, as compared to $85,000 at December 31, 2011. Loans 90 days or more past due and still accruing at March 31, 2012, were considered well-secured and in the process of collection or past maturity, paying interest in accordance with original loan terms, and in the process of renewal.

Other real estate owned amounted to $2.4 million at March 31, 2012 as compared to $3.4 million at December 31, 2011.

Delinquency Status of Accruing Loans 30-89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at March 31, 2012, totaled $22.1 million, an increase of $1.0 million, from the December 31, 2011 balance of $21.1 million. The following tables set forth delinquencies for accruing loans by type and by amount at March 31, 2012 and December 31, 2011 (dollars in thousands).

	$000,000,000,000,000	$000,000,000,000,000	$000,000,000,000,000
	March 31, 2012	December 31, 2011
Real estate loans:
Commercial	$6,888	$8,404
One- to four-family residential	2,331	2,258
Construction and land	-	3,041
Multifamily	9,389	6,468
Home equity and lines of credit	-	30
Commercial and industrial loans	1,403	207
Insurance premium loans	1,975	568
Other loans	89	91

Total delinquent accruing loans	$22,075	$21,067

PCI Loans (Held-for-Investment)

PCI loans were recorded at estimated fair value using expected future cash flows deemed to be collectible on the date acquired. At March 31, 2012, based on recorded contractual principal, 6.0% of PCI loans were past due 30 to 89 days, and 14.4% were past due 90 days or more, as compared to 9.0% and 16.1% at December 31, 2011.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortizations of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York (FHLB), which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $472.2 million at March 31, 2012, at a weighted average interest rate of 2.71%. A total of $77.3 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $477.2 million at December 31, 2011. The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $535.0 million, utilizing unencumbered securities of $484.0 million and multifamily loans of $105.6 million at March 31, 2012. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Capital Resources. At March 31, 2012, and December 31, 2011, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized under Prompt Corrective Action Provisions
As of March 31, 2012:
Tangible capital to tangible assets	13.48%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	13.48	4.00	5.00
Total capital (to risk-weighted assets)	24.19	8.00	10.00

As of December 31, 2011:
Tangible capital to tangible assets	13.42%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	13.42	4.00	5.00
Total capital (to risk-weighted assets)	24.71	8.00	10.00

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of March 31, 2012:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$472,213	$77,300	$153,000	$237,913	$4,000
Commitments to originate loans	$34,576	$34,576	$-	$-	$-
Commitments to fund unused lines of credit	$45,348	$45,348	$-	$-	$-

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

As of March 31, 2012, we serviced $37.8 million of loans for Freddie Mac. These one- to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At March 31, 2012, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The table below sets forth, as of March 31, 2012, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,197,175	$1,867,954	$329,221	$(119,279)	14.98%	-6.97%
+300	2,253,882	1,900,923	352,959	(95,541)	15.66	-4.91
+200	2,321,733	1,934,994	386,739	(61,761)	16.66	-2.67
+100	2,392,953	1,970,218	422,735	(25,765)	17.67	-0.79
0	2,455,149	2,006,649	448,500	-	18.27	0.00
-100	2,492,288	2,038,329	453,959	5,459	18.21	-0.75
-200	2,525,055	2,050,291	474,764	26,264	18.80	-3.80

The table above indicates that at March 31, 2012, in the event of a 300 basis point increase in interest rates, we would experience a 261 basis point decrease in NPV ratio (18.27% versus 15.66%), and a 4.91% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 53 basis point increase in NPV ratio (18.27% versus 18.80%) and a 3.80% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock. At March 31, 2012, we were in compliance with all board approved policies with respect to interest rate risk management.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Except as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended March 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
January 1, 2012, through January 31, 2012	1,900	$14.04	1,900	1,325,654
February 1, 2012, through February 29, 2012	54,123	14.50	12,700	1,312,954
March 1, 2012, through March 31, 2012	65,700	13.76	65,700	1,247,254

Total	121,723	$14.10	80,300

(1)	On September 9, 2011 the Board of Directors of the Company authorized the continuance of the stock repurchase program. Under the program, the Company intends to repurchase up to 2,066,379 additional shares, representing approximately 5% of its outstanding shares following the repurchase of the remaining shares authorized under the existing stock repurchase program announced on October 27, 2010. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. As of March 31, 2012, the Company has repurchased a total of 5,235,743 shares of its common stock at an average price of $12.89 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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
Date: May 10, 2012
/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer

/s/ Steven M. Klein
Steven M. Klein
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)*

32	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, and Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101	The following materials from the Company’s Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text**

*	Filed herewith.
**	Furnished, not filed