Form 10-Q
period 2012-06-30
Northfield Bancorp, Inc.
filed 2012-08-09
CIK 1401700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 40,206,678 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 3, 2012.

NORTHFIELD BANCORP, INC.

Form 10-Q Quarterly Report

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2012, and December 31, 2011

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Cash and due from banks	$11,680	$15,539
Interest-bearing deposits in other financial institutions	22,701	49,730

Total cash and cash equivalents	34,381	65,269

Trading securities	4,490	4,146
Securities available-for-sale, at estimated fair value (encumbered $309,597 in 2012 and $309,816 in 2011)	1,221,219	1,098,725
Securities held-to-maturity, at amortized cost (estimated fair value of $2,961 in 2012 and $3,771 in 2011) (encumbered $0 in 2012 and 2011)	2,832	3,617
Loans held-for-sale	355	3,900
Purchased credit-impaired (PCI) loans held-for-investment	82,111	88,522
Originated loans held-for-investment, net	990,837	985,945

Loans held-for-investment, net	1,072,948	1,074,467
Allowance for loan losses	(27,042)	(26,836)

Net loans held-for-investment	1,045,906	1,047,631

Accrued interest receivable	7,790	8,610
Bank owned life insurance	79,207	77,778
Federal Home Loan Bank of New York stock, at cost	14,208	12,677
Premises and equipment, net	23,146	19,988
Goodwill	16,159	16,159
Other real estate owned	2,139	3,359
Other assets	12,090	15,059

Total assets	2,463,922	2,376,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	1,543,181	1,493,526
Securities sold under agreements to repurchase	276,000	276,000
Other borrowings	237,571	205,934
Advance payments by borrowers for taxes and insurance	3,177	2,201
Accrued expenses and other liabilities	15,101	16,607

Total liabilities	2,075,030	1,994,268

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 shares issued at June 30, 2012, and December 31, 2011, respectively, 40,206,678 and 40,518,591 outstanding at June 30, 2012 and December 31, 2011, respectively	456	456
Additional paid-in-capital	211,122	209,302
Unallocated common stock held by employee stock ownership plan	(14,279)	(14,570)
Retained earnings	242,956	235,776
Accumulated other comprehensive income	18,765	17,470
Treasury stock at cost; 5,425,933 and 5,114,020 shares at June 30, 2012 and December 31, 2011, respectively	(70,128)	(65,784)

Total stockholders’ equity	388,892	382,650

Total liabilities and stockholders’ equity	$2,463,922	$2,376,918

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

Three and six months ended June 30, 2012, and 2011

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans	$14,875	$12,778	$30,025	$25,252
Mortgage-backed securities	6,843	8,675	13,619	17,092
Other securities	890	787	1,543	1,757
Federal Home Loan Bank of New York dividends	142	121	284	230
Deposits in other financial institutions	10	77	28	105

Total interest income	22,760	22,438	45,499	44,436

Interest expense:
Deposits	2,461	3,270	4,985	6,287
Borrowings	3,286	3,339	6,576	6,549

Total interest expense	5,747	6,609	11,561	12,836

Net interest income	17,013	15,829	33,938	31,600
Provision for loan losses	544	1,750	1,159	3,117

Net interest income after provision for loan losses	16,469	14,079	32,779	28,483

Non-interest income:
Fees and service charges for customer services	763	743	1,565	1,437
Income on bank owned life insurance	710	746	1,429	1,487
(Loss) gain on securities transactions, net	(77)	839	2,060	2,644
Other-than-temporary impairment losses on securities	—	(991)	—	(1,152)
Portion recognized in other comprehensive income (before taxes)	—	743	—	743
Net impairment losses on securities recognized in earnings	—	(248)	—	(409)

Other	34	110	351	140

Total non-interest income	1,430	2,190	5,405	5,299

Non-interest expense:
Employee compensation and benefits	5,644	5,048	11,931	10,210
Director compensation	412	372	803	771
Occupancy	2,064	1,327	4,029	2,819
Furniture and equipment	356	292	689	579
Data processing	920	662	2,003	1,334
Professional fees	383	400	809	860
FDIC insurance	938	628	1,796	1,068
Other	1,084	855	2,383	1,896

Total non-interest expense	11,801	9,584	24,443	19,537

Income before income tax expense	6,098	6,685	13,741	14,245
Income tax expense	2,150	2,338	4,845	4,928

Net income	$3,948	$4,347	$8,896	$9,317

Net income per common share—basic and diluted	$0.10	$0.11	$0.23	$0.23

Other comprehensive income, before tax:
Unrealized gains on securities:
Net unrealized holding gains on securities	2,107	9,328	2,158	7,835

Other comprehensive income, before tax	2,107	9,328	2,158	7,835
Income tax expense related to items of other comprehensive income	842	3,732	863	3,134

Other comprehensive income, net of tax	1,265	5,596	1,295	4,701

Comprehensive income	$5,213	$9,943	$10,191	$14,018

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six months ended June 30, 2012, and 2011

(Unaudited)

(Dollars in thousands, except share data)

				Unallocated		Accumulated
				Common Stock		Other
	Common Stock		Additional	Held by the		Comprehensive		Total
		Par	Paid-in	Employee Stock	Retained	Income,	Treasury	Stockholders’
	Shares	Value	Capital	Ownership Plan	Earnings	Net of tax	Stock	Equity
Balance at December 31, 2010	45,632,611	$456	$205,863	$(15,188)	$222,655	$10,910	$(27,979)	$396,717
Comprehensive income:
Net income					9,317			9,317
Other comprehensive income						4,701		4,701
ESOP shares allocated or committed to be released			102	292				394
Stock compensation expense			1,535					1,535
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		6	5
Cash dividends declared ($0.11 per common share)					(1,846)			(1,846)
Treasury stock (average cost of $13.58 per share)							(12,838)	(12,838)

Balance at June 30, 2011	45,632,611	$456	$207,686	$(14,896)	$230,125	$15,611	$(40,811)	$398,171

Balance at December 31, 2011	45,632,611	$456	$209,302	$(14,570)	$235,776	$17,470	$(65,784)	$382,650
Comprehensive income:
Net income					8,896			8,896
Other comprehensive income						1,295		1,295
ESOP shares allocated or committed to be released			118	291				409
Stock compensation expense			1,498					1,498
Additional tax benefit on equity awards			204					204
Cash dividends declared ($0.12 per common share)					(1,716)			(1,716)
Treasury stock (average cost of $13.81 per share)							(4,344)	(4,344)

Balance at June 30, 2012	45,632,611	$456	$211,122	$(14,279)	$242,956	$18,765	$(70,128)	$388,892

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2012, and 2011

(Unaudited) (In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$8,896	$9,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,159	3,117
ESOP and stock compensation expense	1,907	1,929
Depreciation	1,336	1,008
Amortization of premiums, and deferred loan costs, net of accretion of discounts and deferred loan fees	504	295
Amortization of intangible assets	163	59
Income on bank owned life insurance	(1,429)	(1,487)
Gain on sale of premises and equipment and other real estate owned	—	(84)
Net gain on sale of loans held-for-sale	(123)	(15)
Proceeds from sale of loans held-for-sale	10,161	5,484
Origination of loans held-for-sale	(6,493)	(4,424)
Gain on securities transactions, net	(2,060)	(2,644)
Net impairment losses on securities recognized in earnings	—	409
Net purchases of trading securities	(91)	(205)
Decrease in accrued interest receivable	820	305
Decrease (increase) in other assets	1,747	(2,084)
Decrease in accrued expenses and other liabilities	(1,506)	(491)

Net cash provided by operating activities	14,991	10,489

Cash flows from investing activities:
Net decrease (increase) in loans receivable	384	(76,940)
(Purchases) redemptions of Federal Home Loan Bank of New York stock, net	(1,531)	1,153
Purchases of securities available-for-sale	(466,713)	(342,901)
Principal payments and maturities on securities available-for-sale	217,587	198,444
Principal payments and maturities on securities held-to-maturity	784	641
Proceeds from sale of securities available-for-sale	130,276	114,446
Proceeds from sale of other real estate owned	1,416	487
Purchases and improvements of premises and equipment	(4,494)	(2,460)

Net cash used in investing activities	(122,291)	(107,130)

Cash flows from financing activities:
Net increase in deposits	49,655	75,728
Dividends paid	(1,716)	(1,846)
Exercise of stock options	—	5
Purchase of treasury stock	(4,344)	(12,838)
Additional tax benefit on equity awards	204	186
Increase in advance payments by borrowers for taxes and insurance	976	1,176
Repayments under capital lease obligations	(122)	(102)
Proceeds from securities sold under agreements to repurchase and other borrowings	175,759	412,981
Repayments related to securities sold under agreements to repurchase and other borrowings	(144,000)	(359,594)

Net cash provided by financing activities	76,412	115,696

Net (decrease) increase in cash and cash equivalents	(30,888)	19,055
Cash and cash equivalents at beginning of period	65,269	43,852

Cash and cash equivalents at end of period	$34,381	$62,907

Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,741	$12,586
Income taxes	4,229	6,129
Non-cash transactions:
Loans charged-off, net	953	1,416
Other real estate owned write-downs	101	26
Transfers of loans to other real estate owned	306	376
Decrease in due to broker for purchases of securities available-for-sale	—	(70,747)

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months ended June 30, 2012, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.

In preparing the unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”); management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for loan losses; the evaluation of goodwill and other intangible assets, impairment on investment securities, fair value measurements of assets and liabilities, and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual amounts or results could differ significantly from those estimates. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of interim financial statements. The consolidated financial statements presented should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011, of Northfield Bancorp, Inc. as filed with the SEC.

Note 2 – Securities

The following is a comparative summary of mortgage-backed securities and other securities available-for- sale at June 30, 2012, and December 31, 2011 (in thousands):

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$491,069	$25,079	$105	$516,043
Non-GSE	8,025	—	640	7,385
Real estate mortgage investment conduits (REMICs):
GSE	550,179	5,510	78	555,611
Non-GSE	24,545	1,469	40	25,974

	1,073,818	32,058	863	1,105,013

Other securities:
Equity investments-mutual funds	13,467	36	—	13,503
Corporate bonds	102,189	581	67	102,703

	115,656	617	67	116,206

Total securities available-for-sale	$1,189,474	$32,675	$930	$1,221,219

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Mortgage-backed securities:
Pass-through certificates:
GSE	$490,184	$24,709	$—	$514,893
Non-GSE	8,770	—	1,255	7,515
Real estate mortgage investment conduits (REMICs):
GSE	426,362	4,662	135	430,889
Non-GSE	31,114	1,859	37	32,936

	956,430	31,230	1,427	986,233

Other securities:
Equity investments-mutual funds	11,787	48	—	11,835
Corporate bonds	100,922	358	623	100,657

	112,709	406	623	112,492

Total securities available-for-sale	$1,069,139	$31,636	$2,050	$1,098,725

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at June 30, 2012 (in thousands):

		Estimated
	Amortized	fair
Available-for-sale	cost	value
Due in one year or less	$45,748	$45,973
Due after one year through five years	56,441	56,730

	$102,189	$102,703

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and six months ended June 30, 2012, the Company had gross proceeds of $31.5 million and $130.3 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $66,000 and $1.8 million, respectively, and no gross realized losses. For the three and six months ended June 30, 2011, the Company had gross proceeds of $25.9 million and $114.4 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $866,000 and $2.5 million, respectively, and no gross realized losses. The Company recognized $(106,000) in losses and $253,000 in gains on its trading securities portfolio during the three and six months ended June 30, 2012, respectively. The Company recognized $(47,000) in losses and $139,000 in gains on its trading securities portfolio during the three and six months ended June 30, 2011, respectively. The Company recognized no other-than-temporary impairment charges during the three and six months ended June 30, 2012. The Company recognized other-than-temporary impairment charges of $248,000 and $409,000 against earnings during the three and six months ended June 30, 2011, respectively, related to one equity investment in a mutual fund and two private label mortgage-backed securities.

Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and six months ended June 30, 2012 and 2011, is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$578	$330	$578	$330
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—	248	—	248

Cumulative pre-tax credit losses, end of period	$578	$578	$578	$578

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012, and December 31, 2011, were as follows (in thousands):

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$105	$14,717	$—	$—	$105	$14,717
Non-GSE	—	—	640	7,385	640	7,385
Real estate mortgage investment conduits (REMICs):
GSE	78	100,705	—	—	78	100,705
Non-GSE	—	—	40	735	40	735
Corporate bonds	7	1,858	60	11,534	67	13,392

Total	$190	$117,280	$740	$19,654	$930	$136,934

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	losses	fair value	losses	fair value	losses	fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$307	$2,513	$948	$5,002	$1,255	$7,515
Real estate mortgage investment conduits (REMICs):
GSE	135	54,475	—	—	135	54,475
Non-GSE	—	—	37	842	37	842
Corporate bonds	113	27,523	510	13,132	623	40,655

Total	$555	$84,511	$1,495	$18,976	$2,050	$103,487

Included in the above available-for-sale security amounts at June 30, 2012 were two pass-through non-GSE mortgage-backed securities issued by private companies (private label) in continuous unrealized loss positions of greater than twelve months that were rated less than investment grade at June 30, 2012. The first security had an estimated fair value of $5.2 million (amortized cost of $5.6 million), was rated Caa2, and had the following underlying collateral characteristics: 83% originated in 2004 and 17% originated in 2005. The second security had an estimated fair value of $2.2 million (amortized cost of $2.4 million), was rated C, and was supported by collateral which was originated in 2006. The ratings of these securities detailed above represents the lowest rating these securities received from the rating agencies of Moody’s, Standard & Poor’s, and Fitch. The Company continues to receive principal and interest payments in accordance with the contractual terms of these securities. Management has evaluated, among other things, delinquency status, location of collateral, estimated prepayment speeds, and the estimated default rates and loss severity in liquidating the underlying collateral for these securities. As a result of management’s evaluation of these securities, the Company did not recognize any other-than-temporary impairment during the six months ended June 30, 2012. Management does not have the intent to sell these securities and it is more likely than not that the Company will not be required to sell the securities, before their anticipated recovery, which may be maturity.

The Company also held one REMIC non-GSE mortgage-backed security and two corporate bonds that were in a continuous unrealized loss position of greater than twelve months at June 30, 2012. There was one pass-through mortgage-backed security issued or guaranteed by GSEs, twelve REMIC mortgage-backed securities issued or guaranteed by GSEs and one corporate bond that were in an unrealized loss position of less than twelve months and rated investment grade at June 30, 2012. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

Note 3 – Loans

Net loans held-for-investment are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Real estate loans:
Multifamily	$538,251	$458,370
Commercial mortgage	311,256	327,074
One- to- four family residential mortgage	69,781	72,592
Home equity and lines of credit	28,928	29,666
Construction and land	25,497	23,460

Total real estate loans	973,713	911,162

Commercial and industrial loans	13,369	12,710
Insurance premium loans	454	59,096
Other loans	1,616	1,496

Total commercial and industrial, insurance premium, and other loans	15,439	73,302

Deferred loan cost, net	1,685	1,481

Originated loans held-for-investment, net	990,837	985,945
PCI Loans	82,111	88,522

Loans held for investmement, net	1,072,948	1,074,467
Allowance for loan losses	(27,042)	(26,836)

Net loans held-for-investment	$1,045,906	$1,047,631

Loans held-for-sale amounted to $355,000 and $3.9 million at June 30, 2012 and December 31, 2011, respectively. Loans held-for-sale are comprised of $275,000 of one-to-four family residential mortgage loans and $80,000 of commercial and industrial loans.

PCI loans, acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $82.1 million at June 30, 2012 as compared to $88.5 million at December 31, 2011. The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality. PCI loans consist of approximately 34% commercial real estate and 55% commercial and industrial loans, with the remaining balance in residential and home equity loans. The following details the accretable yield for the three and six months ended June 30, 2012:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Balance at the beginning of period	$40,873	$42,493
Accretion into interest income	(1,562)	(3,182)

Balance at end of period	$39,311	$39,311

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

The Company, through its principal subsidiary, the Bank, serviced $35.3 million and $41.3 million of loans at June 30, 2012 and December 31, 2011, respectively, for Freddie Mac. These one- to four-family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans, the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At June 30, 2012, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans. Servicing of loans for others does not have a material effect on our financial position or results of operations.

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the
	six months ended
	June 30,
	2012	2011
Beginning balance	$26,836	$21,819
Provision for loan losses	1,159	3,117
Charge-offs, net	(953)	(1,416)

Ending balance	$27,042	$23,520

The following tables set forth activity in our allowance for loan losses, by loan type, for the six months ended June 30, 2012 and the year ended December 31, 2011. The following tables also detail the amount of originated loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of June 30, 2012 and December 31, 2011 (in thousands).

	At June 30, 2012
	Real Estate
	Multifamily	Commercial	One -to- Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$6,772	$14,120	$967	$1,189	$418	$2,035	$186	$40	$1,109	$26,836
Charge-offs	—	(655)	—	(43)	(3)	(90)	(198)	(3)	—	(992)
Recoveries	—	15	—	—	—	24	—	—	—	39
Provisions	360	539	(330)	(119)	146	227	52	9	275	1,159

Ending Balance	$7,132	$14,019	$637	$1,027	$561	$2,196	$40	$46	$1,384	$27,042

Ending balance: individually evaluated for impairment	$343	$2,709	$12	$—	$132	$1,468	$—	$—	$—	$4,664

Ending balance: collectively evaluated for impairment	$6,789	$11,310	$625	$1,027	$429	$728	$40	$46	$1,384	$22,378

Originated loans, net:
Ending Balance	$539,452	$311,386	$69,858	$25,514	$29,168	$13,389	$454	$1,616	$—	$990,837

Ending balance: individually evaluated for impairment	$2,927	$44,844	$785	$—	$1,954	$5,617	$—	$—	$—	$56,127

Ending balance: collectively evaluated for impairment	$536,525	$266,542	$69,073	$25,514	$27,214	$7,772	$454	$1,616	$—	$934,710

	At December 31, 2011
	Real Estate
	Multifamily	Commercial	One -to- Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,137	$12,654	$570	$1,855	$242	$719	$111	$28	$503	$21,819
Charge-offs	(718)	(5,398)	(101)	(693)	(62)	(638)	(70)	—	—	(7,680)
Recoveries	—	55	—	—	—	23	30	—	—	108
Provisions	2,353	6,809	498	27	238	1,931	115	12	606	12,589

Ending Balance	$6,772	$14,120	$967	$1,189	$418	$2,035	$186	$40	$1,109	$26,836

Ending balance: individually evaluated for impairment	$338	$1,895	$408	$—	$30	$1,393	$—	$—	$—	$4,064

Ending balance: collectively evaluated for impairment	$6,434	$12,225	$559	$1,189	$388	$642	$186	$40	$1,109	$22,772

Originated loans, net:
Ending balance	$459,434	$327,141	$72,679	$23,478	$29,906	$12,715	$59,096	$1,496	$—	$985,945

Ending balance: individually evaluated for impairment	$2,945	$43,448	$2,532	$1,709	$1,593	$2,043	$—	$—	$—	$54,270

Ending balance: collectively evaluated for impairment	$456,489	$283,693	$70,147	$21,769	$28,313	$10,672	$59,096	$1,496	$—	$931,675

The Company monitors the credit quality of its loans by reviewing certain key credit quality indicators. Management has determined that loan-to-value ratios (at period end) and internally assigned credit risk ratings by loan type are the key credit quality indicators that best help management monitor the credit quality of the Company’s loans. Loan-to-value (LTV) ratios used by management in monitoring credit quality are based on current period loan balances and original values at time of origination (unless a more current appraisal has been obtained). In calculating the provision for loan losses, management has determined that commercial real estate loans and multifamily loans having loan-to-value ratios of less than 35%, and one- to four-family loans having loan-to-value ratios of less than 60%, require less of a loss factor than those with higher loan-to-value ratios.

The Company maintains a credit risk rating system as part of the risk assessment of its loan portfolio. The Company’s lending officers are required to assign a credit risk rating to each loan in their portfolio at origination. When the lending officer learns of important financial developments, the risk rating is reviewed and adjusted if necessary. Periodically, management presents monitored assets to the Board Loan Committee. In addition, the Company engages a third party independent loan reviewer that performs semi-annual reviews of a sample of loans, validating the credit risk ratings assigned to such loans. The credit risk ratings play an important role in the establishment of the loan loss provision and in confirming the adequacy of the allowance for loan losses. After determining the general reserve loss factor for each portfolio segment, the portfolio segment balance collectively evaluated for impairment is multiplied by the general reserve loss factor for the respective portfolio segment in order to determine the general reserve. Loans collectively evaluated for impairment that have an internal credit rating of special mention or substandard are multiplied by a multiple of the general reserve loss factors for each portfolio segment, in order to determine the general reserve.

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

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at June 30, 2012, and December 31, 2011 (in thousands).

	At June 30, 2012
	Real Estate
	Multifamily		Commercial		One- to Four-Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	<35% LTV	=>35% LTV	<35% LTV	=>35% LTV	<60% LTV	=>60% LTV
Internal Risk Rating
Pass	$23,107	$495,344	$32,491	$204,788	$35,291	$28,723	$15,938	$26,790	$9,465	$444	$1,616	$873,997
Special Mention	123	13,456	562	25,090	1,546	389	4,228	676	569	3	—	46,642
Substandard	517	6,905	1,711	46,744	852	3,057	5,348	1,702	3,355	7	—	70,198

Total Loans Receivable, net	$23,747	$515,705	$34,764	$276,622	$37,689	$32,169	$25,514	$29,168	$13,389	$454	$1,616	$990,837

	At December 31, 2011
	Real Estate
	Multifamily		Commercial		One- to Four-Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	<35% LTV	=>35% LTV	<35% LTV	=>35% LTV	<60% LTV	=>60% LTV
Internal Risk Rating
Pass	$23,595	$419,433	$30,478	$214,120	$39,808	$27,806	$17,229	$27,751	$8,761	$58,817	$1,496	$869,294
Special Mention	—	11,989	624	23,271	1,730	—	631	389	1,118	142	—	39,894
Substandard	555	3,862	2,027	56,621	821	2,514	5,618	1,766	2,836	137	—	76,757

Total Loans Receivable, net	$24,150	$435,284	$33,129	$294,012	$42,359	$30,320	$23,478	$29,906	$12,715	$59,096	$1,496	$985,945

Included in originated loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $34.4 million and $43.8 million at June 30, 2012 and December 31, 2011, respectively. Generally, loans are placed on non-accrual status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accrual status.

These non-accrual amounts included loans deemed to be impaired of $30.6 million and $36.1 million at June 30, 2012 and December 31, 2011, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.7 million and $4.3 million at June 30, 2012 and December 31, 2011, respectively. Non-accrual amounts included in loans held-for-sale were $80,000 and $3.4 million at June 30, 2012, and December 31, 2011, respectively. Loans past due 90 days or more and still accruing interest were $424,000 and $85,000 at June 30, 2012 and December 31, 2011, respectively, and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 days or more and still accruing), net of deferred fees and costs, at June 30, 2012 and December 31, 2011 (in thousands). The following table excludes PCI loans at June 30, 2012, which have been segregated into pools in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At June 30, 2012, expected future cash flows of each PCI loan pool were consistent with those estimated at its purchase date.

	At June 30, 2012
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non- Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Special Mention	$—	$—	$—	$—	$4	$4
Substandard	353	—	1,358	1,711	—	1,711

Total	353	—	1,358	1,711	4	1,715
LTV => 35%
Special Mention	—	—	—	—	—	—
Substandard	14,595	464	8,608	23,667	—	23,667

Total	14,595	464	8,608	23,667	—	23,667

Total commercial	14,948	464	9,966	25,378	4	25,382

One-to-four family residential
LTV < 60%
Special Mention	—	20	327	347	37	384
Substandard	50	207	—	257	—	257

Total	50	227	327	604	37	641
LTV => 60%
Substandard	234	692	130	1,056	253	1,309

Total	234	692	130	1,056	253	1,309

Total one-to-four family residential	284	919	457	1,660	290	1,950

Construction and land Substandard	1,861	—	—	1,861	—	1,861

Total construction and land	1,861	—	—	1,861	—	1,861

Multifamily
LTV < 35%
Substandard	517	—	—	517	—	517

Total	517	—	—	517	—	517
LTV => 35%
Substandard	—	—	1,899	1,899	71	1,970

Total	—	—	1,899	1,899	71	1,970

Total multifamily	517	—	1,899	2,416	71	2,487

Home equity and lines of credit Substandard	—	100	1,602	1,702	—	1,702

Total home equity and lines of credit	—	100	1,602	1,702	—	1,702

Commercial and industrial loans Substandard	541	—	724	1,265	—	1,265

Total commercial and industrial loans	541	—	724	1,265	—	1,265

Insurance premium loans—substandard	—	—	7	7	—	7

Total insurance premium loans	—	—	7	7	—	7

Other loans
Pass	—	—	—	—	59	59

Total other loans	—	—	—	—	59	59

Total loans-held-for-investmet	18,151	1,483	14,655	34,289	424	34,713

Loans held-for-sale:
Commercial and industrial loans Substandard	—	—	80	80	—	80

Total commercial and industrial loans	—	—	80	80	—	80

Total loans held-for-sale	—	—	80	80	—	80

Total non-performing loans	$18,151	$1,483	$14,735	$34,369	$424	$34,793

	At December 31, 2011
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Special Mention	—	—	—	—	13	13
Substandard	$404	$—	$1,360	$1,764	$—	$1,764

Total	404	—	1,360	1,764	13	1,777
LTV => 35%
Special Mention	876	—	1,020	1,896	—	1,896
Substandard	14,657	3,438	10,559	28,654	—	28,654

Total	15,533	3,438	11,579	30,550	—	30,550

Total commercial	15,937	3,438	12,939	32,314	13	32,327

One-to-four family residential
LTV < 60%
Special Mention	—	23	335	358	—	358
Substandard	210	—	198	408	—	408

Total	210	23	533	766	—	766
LTV => 60%
Substandard	—	572		572	—	572

Total	—	572	—	572	—	572

Total one-to-four family residential	210	595	533	1,338	—	1,338

Construction and land
Special Mention	—	—	—	—		—
Substandard	1,709	—	—	1,709	—	1,709

Total construction and land	1,709	—	—	1,709	—	1,709

Multifamily
LTV < 35%
Substandard	523	—	—	523	—	523

Total	523	—	—	523	—	523
LTV => 35%
Substandard	—	—	1,179	1,179	72	1,251

Total	—	—	1,179	1,179	72	1,251

Total multifamily	523	—	1,179	1,702	72	1,774

Home equity and lines of credit Substandard	102	—	1,664	1,766		1,766

Total home equity and lines of credit	102	—	1,664	1,766	—	1,766

Commercial and industrial loans
Special Mention	—	—	724	724	—	724
Substandard	553	—	90	643	—	643

Total commercial and industrial loans	553	—	814	1,367	—	1,367

Insurance premium loans—substandard	—	—	137	137	—	137

Total insurance premium loans	—	—	137	137	—	137

Total loans-held-for-investmet	19,034	4,033	17,266	40,333	85	40,418

Loans held-for-sale:
Commercial
LTV < 35%
Substandard	—	—	263	263	—	263

Total	—	—	263	263	—	263
LTV => 35%
Substandard	458	175	1,449	2,082	—	2,082

Total	458	175	1,449	2,082	—	2,082

Total commercial	458	175	1,712	2,345	—	2,345

Construction and land Substandard	—	—	422	422	—	422

Total construction and land	—	—	422	422	—	422

Multifamily
LTV < 35%
Substandard	—	—	32	32	—	32

Total	—	—	32	32	—	32
LTV => 35%
Substandard	—	—	441	441	—	441

Total	—	—	441	441	—	441

Total multifamily	—	—	473	473	—	473

Commercial and industrial loans Substandard	—	—	208	208	—	208

Total commercial and industrial loans	—	—	208	208	—	208

Total loans held-for-sale	458	175	2,815	3,448	—	3,448

Total non-performing loans	$19,492	$4,208	$20,081	$43,781	$85	$43,866

The following tables set forth the detail and delinquency status of originated loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at June 30, 2012 and December 31, 2011 (in thousands).

	At June 30, 2012
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$32,491	$—	$32,491	$—	$32,491
Special Mention	558	—	558	4	562
Substandard	—	—	—	1,711	1,711

Total	33,049	—	33,049	1,715	34,764
LTV > 35%
Pass	202,767	2,021	204,788	—	204,788
Special Mention	25,090	—	25,090	—	25,090
Substandard	18,600	4,477	23,077	23,667	46,744

Total	246,457	6,498	252,955	23,667	276,622

Total commercial	279,506	6,498	286,004	25,382	311,386

One-to-four family residential
LTV < 60%
Pass	34,807	484	35,291	—	35,291
Special Mention	718	444	1,162	384	1,546
Substandard	125	470	595	257	852

Total	35,650	1,398	37,048	641	37,689
LTV > 60%
Pass	27,016	1,707	28,723	—	28,723
Special Mention	389	—	389	—	389
Substandard	1,748	—	1,748	1,309	3,057

Total	29,153	1,707	30,860	1,309	32,169

Total one-to-four family residential	64,803	3,105	67,908	1,950	69,858

Construction and land
Pass	15,938	—	15,938	—	15,938
Special Mention	4,228	—	4,228	—	4,228
Substandard	3,487	—	3,487	1,861	5,348

Total construction and land	23,653	—	23,653	1,861	25,514

Multifamily
LTV < 35%
Pass	22,964	143	23,107	—	23,107
Special Mention	123	—	123	—	123
Substandard	—	—	—	517	517

Total	23,087	143	23,230	517	23,747
LTV > 35%
Pass	495,344	—	495,344	—	495,344
Special Mention	11,739	1,717	13,456	—	13,456
Substandard	4,595	340	4,935	1,970	6,905

Total	511,678	2,057	513,735	1,970	515,705

Total multifamily	534,765	2,200	536,965	2,487	539,452

Home equity and lines of credit
Pass	26,790	—	26,790	—	26,790
Special Mention	583	93	676	—	676
Substandard	—	—	—	1,702	1,702

Total home equity and lines of credit	27,373	93	27,466	1,702	29,168

Commercial and industrial loans
Pass	9,465	—	9,465	—	9,465
Special Mention	471	98	569	—	569
Substandard	2,090	—	2,090	1,265	3,355

Total commercial and industrial loans	12,026	98	12,124	1,265	13,389

Insurance premium loans
Pass	358	86	444	—	444
Special Mention	—	3	3	—	3
Substandard	—	—	—	7	7

Total insurance premium loans	358	89	447	7	454

Other loans
Pass	1,520	37	1,557	59	1,616

Total other loans	1,520	37	1,557	59	1,616

	$944,004	$12,120	$956,124	$34,713	$990,837

	At December 31, 2011
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$30,478	$—	$30,478	$—	$30,478
Special Mention	611	—	611	13	624
Substandard	—	—	—	1,764	1,764

Total	31,089	—	31,089	1,777	32,866
LTV > 35%
Pass	215,123	1,342	216,465	—	216,465
Special Mention	20,796	579	21,375	1,896	23,271
Substandard	19,402	6,483	25,885	28,654	54,539

Total	255,321	8,404	263,725	30,550	294,275

Total commercial	286,410	8,404	294,814	32,327	327,141

One-to-four family residential
LTV < 60%
Pass	39,420	388	39,808	—	39,808
Special Mention	974	398	1,372	358	1,730
Substandard	129	284	413	408	821

Total	40,523	1,070	41,593	766	42,359
LTV > 60%
Pass	26,618	1,188	27,806	—	27,806
Special Mention	—	—	—	—	—
Substandard	1,942	—	1,942	572	2,514

Total	28,560	1,188	29,748	572	30,320

Total one-to-four family residential	69,083	2,258	71,341	1,338	72,679

Construction and land
Pass	14,610	3,041	17,651	—	17,651
Special Mention	631	—	631	—	631
Substandard	3,487	—	3,487	1,709	5,196

Total construction and land	18,728	3,041	21,769	1,709	23,478

Multifamily
LTV < 35%
Pass	23,595	—	23,595	—	23,595
Substandard	—	—	—	523	523

Total	23,595	—	23,595	523	24,118
LTV > 35%
Pass	416,453	3,453	419,906	—	419,906
Special Mention	10,526	1,463	11,989	—	11,989
Substandard	618	1,552	2,170	1,251	3,421

Total	427,597	6,468	434,065	1,251	435,316

Total multifamily	451,192	6,468	457,660	1,774	459,434

Home equity and lines of credit
Pass	27,721	30	27,751	—	27,751
Special Mention	389	—	389	—	389
Substandard	—	—	—	1,766	1,766

Total home equity and lines of credit	28,110	30	28,140	1,766	29,906

Commercial and industrial loans
Pass	8,887	82	8,969	—	8,969
Special Mention	269	125	394	724	1,118
Substandard	1,985	—	1,985	643	2,628

Total commercial and industrial loans	11,141	207	11,348	1,367	12,715

Insurance premium loans
Pass	58,391	426	58,817	—	58,817
Special Mention	—	142	142	—	142
Substandard	—	—	—	137	137

Total insurance premium loans	58,391	568	58,959	137	59,096

Other loans
Pass	1,405	91	1,496	—	1,496

Total other loans	1,405	91	1,496	—	1,496

	$924,460	$21,067	$945,527	$40,418	$985,945

The following tables summarize impaired loans as of June 30, 2012 and December 31, 2011 (in thousands):

	At June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	$1,711	$1,711	$—
LTV => 35%
Pass	884	884	—
Special Mention	2,972	2,980	—
Substandard	26,904	27,630	—
One-to-four family residential
LTV < 60%
Substandard	50	50	—
LTV => 60%
Substandard	257	257	—
Construction and land Substandard	2,164	2,822	—
Multifamily
LTV < 35%
Substandard	517	517	—
LTV => 35%
Substandard	835	1,305	—
Commercial and industrial loans
Special Mention	39	39	—
Substandard	1,557	1,557	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	648	675	(71)
Substandard	11,875	12,232	(2,254)
One-to-four family residential
LTV < 60%
Special Mention	527	527	(12)
LTV => 60%
Substandard	1,748	1,748	(384)
Multifamily
LTV => 35%
Substandard	2,410	2,410	(343)
Home equity and lines of credit
Special Mention	364	364	(22)
Substandard	1,591	1,591	(110)
Commercial and industrial loans Substandard	495	495	(1,468)
Total:
Real estate loans
Commercial	44,994	46,112	(2,325)
One-to-four family residential	2,582	2,582	(396)
Construction and land	2,164	2,822	—
Multifamily	3,762	4,232	(343)
Home equity and lines of credit	1,955	1,955	(132)
Commercial and industrial loans	2,091	2,091	(1,468)

	$57,548	$59,794	$(4,664)

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
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

Included in the table above at June 30, 2012 are loans with carrying balances of $37.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2011 are loans with carrying balances of $27.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at June 30, 2012 and December 31, 2011, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The average recorded balance of originated impaired loans for the six months ended June 30, 2012 and 2011 was $55.9 million and $62.2 million, respectively. The Company recorded $577,000 and $1.3 million of interest income on impaired loans for the three and six months ended June 30, 2012, respectively, as compared to $735,000 and $1.6 million of interest income on impaired loans for the three and six months ended June 30, 2011, respectively.

The following table summarizes loans that were modified in troubled debt restructurings during the six months ended June 30, 2012.

	Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Relationships	Investment	Investment
	(in thousands)
Troubled Debt Restructurings
Commercial real estate loans Substandard	1	$6,360	$6,360
One -to- four Family Substandard	1	257	257
Home equity and lines of credit Special Mention	2	364	364

Total Troubled Debt Restructurings	4	$6,981	$6,981

At June 30, 2012 and December 31, 2011, we had troubled debt restructurings of $47.1 million and $41.6 million, respectively.

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

One loan that was restructured during the last twelve months has subsequently defaulted. The loan was a one-to-four family loan with a recorded investment of $257,000 and currently is maintained on non-accrual status as of June 30, 2012.

Note 4 – Deposits

Deposits are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Non-interest-bearing demand	$160,225	$156,493
Interest-bearing negotiable orders of withdrawal (NOW)	105,795	91,829
Savings-passbook, statement, tiered, and money market	794,742	765,081
Certificates of deposit	482,419	480,123

	$1,543,181	$1,493,526

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
NOW, savings-passbook, statement, tiered, and money market	$1,023	$1,164	$2,119	$2,298
Certificates of deposit	1,438	2,106	2,866	3,989

	$2,461	$3,270	$4,985	$6,287

Note 5 –Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of June 30, 2012 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding—December 31, 2011	2,056,660	$3.22	$9.95	7.02
Granted	—	—	—	—
Forfeited	(3,560)	3.22	9.94	—
Exercised	—	—	—	—

Outstanding—June 30, 2012	2,053,100	$3.22	$9.95	6.57

Exercisable—June 30, 2012	1,240,040	$3.22	$9.95	6.57

Expected future stock option expense related to the non-vested options outstanding as of June 30, 2012 is $2.1 million over an average period of 1.6 years.

The following is a summary of the status of the Company’s restricted share awards as of June 30, 2012 and changes therein during the six months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	488,830	$9.97
Granted	—	—
Vested	(162,650)	9.96
Forfeited	(1,240)	9.94

Non-vested at June 30, 2012	324,940	$9.97

Expected future stock award expense related to the non-vested restricted share awards as of June 30, 2012 is $2.6 million over an average period of 1.6 years.

During the three and six months ended June 30, 2012, the Company recorded $742,000 and $1.5 million of stock-based compensation related to the above plans, respectively. During the three and six months ended June 30, 2011, the Company recorded $775,000 and $1.5 million of stock-based compensation related to the above plans, respectively.

Note 6- Fair Value Measurements

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of June 30, 2012, and December 31, 2011, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlations or other means.

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

	Fair Value Measurements at Reporting Date Using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$1,071,654	$—	$1,071,654	$—
Non-GSE	33,359	—	33,359	—
Corporate bonds	102,703	—	102,703	—
Equities	13,503	13,503	—	—

Total available-for-sale	1,221,219	13,503	1,207,716	—

Trading securities	4,490	4,490	—	—

Total	$1,225,709	$17,993	$1,207,716	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$26,524	$—	$—	$26,524
One- to- four family residential mortgage	2,532	—	—	2,532
Construction and land	1,861	—	—	1,861
Multifamily	2,411	—	—	2,411
Home equity and lines of credit	1,954	—	—	1,954

Total impaired loans	35,282	—	—	35,282

Commercial and industrial loans	456	—	—	456
Other real estate owned	2,139	—	—	2,139

Total	$37,877	$—	$—	$37,877

	Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$945,782	$—	$945,782	$—
Non-GSE	40,451	—	40,451	—
Corporate bonds	100,657	—	100,657	—
Equities	11,835	11,835	—	—

Total available-for-sale	1,098,725	11,835	1,086,890	—

Trading securities	4,146	4,146	—	—

Total	$1,102,871	$15,981	$1,086,890	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$27,826	$—	$—	$27,826
One- to- four family residential mortgage	2,532	—	—	2,532
Construction and land	1,709	—	—	1,709
Multifamily	1,552	—	—	1,552
Home equity and lines of credit	1,593	—	—	1,593

Total impaired loans	35,212	—	—	35,212

Commercial and industrial loans	462	—	—	462
Other real estate owned	3,359	—	—	3,359

Total	$39,033	$—	$—	$39,033

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)
Impaired loans	$35,738	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 20.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Other real estate owned	$2,139	Appraisals	Discount for costs to sell	7.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist of mutual funds. There were no transfers of securities between Level 1 and Level 2 during the six months ended June 30, 2012.

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

Impaired Loans: At June 30, 2012 and December 31, 2011, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $39.3 million and $39.1 million, respectively, that were recorded at their estimated fair value of $35.7 million and $35.7 million, respectively. The Company recorded net impairment charges of $604,000 and $2.4 million for the six months ended June 30, 2012, and 2011, respectively, and charge-offs of $992,000 and $1.4 million for the six months ended June 30, 2012 and 2011, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned: At June 30, 2012, and December 31, 2011, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $2.1 million and $3.4 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There were no subsequent valuation adjustments to other real estate owned (REO) for the three and six months ended June 30, 2012. Operating costs after acquisition are expensed.

Fair Value of Financial Instruments

The FASB ASC Topic for Financial Instruments requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial assets and financial liabilities not already discussed above:

(a) Cash, Cash Equivalents, and Certificates of Deposit

Cash and cash equivalents are short-term in nature with original maturities of six months or less; the carrying amount approximates fair value. Certificates of deposit having original terms of six-months or less; carrying value generally approximates fair value. Certificates of deposit with an original maturity of six months or greater, the fair value is derived from discounted cash flows.

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

(c) Federal Home Loan Bank of New York Stock

The fair value for Federal Home Loan Bank of New York (FHLB) stock is its carrying value, since this is the amount for which it could be redeemed and there is no active market for this stock.

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

The estimated fair values of the Company’s significant financial instruments at June 30, 2012, and December 31, 2011, are presented in the following tables (in thousands):

	June 30, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$34,381	$34,381	$—	$—	$34,381
Trading securities	4,490	4,490	—	—	4,490
Securities available-for-sale	1,221,219	13,503	1,207,716	—	1,221,219
Securities held-to-maturity	2,832	—	2,961	—	2,961
Federal Home Loan Bank of New York stock, at cost	14,208	—	14,208	—	14,208
Loans held-for-sale	355	—	—	355	355
Net loans held-for-investment	1,045,906	—	—	1,111,954	1,111,954
Financial liabilities:
Deposits	$1,543,181	$—	$1,549,103	$—	$1,549,103
Repurchase agreements and other borrowings	513,571	—	528,777		528,777
Advance payments by borrowers	3,177	—	3,177	—	3,177

	December 31, 2011
		Estimated
	Carrying	Fair
	value	value
Financial assets:
Cash and cash equivalents	$65,269	$65,269
Trading securities	4,146	4,146
Securities available-for-sale	1,098,725	1,098,725
Securities held-to-maturity	3,617	3,771
Federal Home Loan Bank of New York stock, at cost	12,677	12,677
Loans held-for-sale	3,900	3,900
Net loans held-for-investment	1,047,631	1,081,484
Financial liabilities:
Deposits	$1,493,526	$1,499,906
Repurchase agreements and other borrowings	481,934	498,774
Advance payments by borrowers	2,201	2,201

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income available to common stockholders	$3,948	$4,347	$8,896	$9,317

Weighted average shares outstanding-basic	38,512,169	40,599,400	38,579,475	40,848,467
Effect of non-vested restricted stock and stock options outstanding	451,952	381,291	473,643	411,566

Weighted average shares outstanding-diluted	38,964,121	40,980,691	39,053,118	41,260,033

Earnings per share-basic	$0.10	$0.11	$0.23	$0.23
Earnings per share-diluted	$0.10	$0.11	$0.23	$0.23

Note 8 – Stock Repurchase Program

As of June 30, 2012, the Company has repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share. The Company announced on June 6, 2012, that it terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company.

Note 9 – Recent Accounting Pronouncements

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

Note 10 – Other Matters

On June 6, 2012, the Board of Trustees of Northfield Bancorp, MHC (“MHC”) and the Board of Directors of the Company adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Delaware corporation named Northfield Bancorp, Inc. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Northfield Bancorp, Inc., the new Delaware Corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of Northfield Bancorp., Inc. common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of Northfield Bank will be owned by Northfield Bancorp., Inc., the Delaware Corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of Northfield Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of Northfield Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, Northfield Bank will not be permitted to pay dividends on its capital stock to Northfield Bancorp., Inc., its sole shareholder, if Northfield Bank’s shareholder’s equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Additionally, due to recent changes in federal regulations applicable to mutual holding companies relating to the waiver of dividends by parent mutual holding companies, the Board of Directors has determined to delay the payment of any further cash dividends on the Company’s common stock.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $402,000 have been incurred related to the conversion as of June 30, 2012.

On February 22, 2012, Northfield Bancorp, Inc., Northfield Bancorp, MHC, and Northfield Bank were served with a summons and complaint related to a personal injury matter. The plaintiff was seeking damages of $40 million. The matter relates to an injury sustained by an individual on a property owned by a borrower of the Bank, which secures a loan to the Bank. The borrower was named as a co-defendant. The Bank does not operate the subject property or have any interest in the property, other than as collateral for its loan. The case was dismissed in federal court on May 23, 2012 due to lack of subject matter jurisdiction and was re-filed in state court on June 21, 2012. Management believes the lawsuit is without merit. The Bank has $12 million in insurance coverage and the complaint is being defended by the Bank’s insurer. No accrual for loss has been established at June 30, 2012.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	the effect of the current financial economic downturn on our loan portfolio, investment portfolio, and our customers;

•	increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment or other changes that reduce our interest margins or reduce the fair value of financial instruments;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	adverse changes in the securities markets;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board and other promulgating authorities;

•	inability of borrowers and/or third-party providers to perform their obligations to us;

•	the effect of recent governmental legislation restructuring the U.S. financial regulatory system;

•	the effect of developments in the secondary market affecting our loan pricing;

•	the level of future deposit insurance premiums; and

•	changes in our organization, compensation, and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the Consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Net income amounted to $3.9 million and $8.9 million for the three and six months ended June 30, 2012, respectively, as compared to $4.3 million and $9.3 million for the three and six months ended June 30, 2011, respectively. Basic and diluted earnings per share were $0.10 and $0.23 for the three and six months ended June 30, 2012, respectively, compared to $0.11 and $0.23 for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2012, our return on average assets was 0.66% and 0.75%, , respectively, as compared to 0.75% and 0.82% for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2012, our return on average stockholders’ equity was 4.11% and 4.64%,, respectively, as compared to 4.40% and 4.74% for the three and six months ended June 30, 2011, respectively,.

Assets increased by 3.7% to $2.46 billion at June 30, 2012, from $2.38 billion at December 31, 2011. The increase in total assets reflected an increase in securities available-for-sale of $122.5 million, or 11.1%, which was partially offset by decreases in loans held-for-investment, cash and cash equivalents and other assets. Deposits increased $49.7 million to $1.54 billion at June 30, 2012, from $1.49 billion at December 31, 2011. The increase in deposits was attributable to growth in transaction accounts, certificates of deposit and savings accounts partially offset by a decrease in short-term certificates of deposit originated through the CDARS® Network. Borrowed funds increased $31.7 million to $513.6 million at June 30, 2012, from $481.9 million at December 31, 2011.

Comparison of Financial Condition at June 30, 2012, and December 31, 2011

Total assets increased $87.0 million, or 3.7%, to $2.46 billion at June 30, 2012, from $2.38 billion at December 31, 2011. The increase was primarily attributable to an increase in securities available-for-sale of $122.5 million, partially offset by decreases of $1.7 million in net loans held-for-investment and cash and cash equivalents of $30.9 million.

Cash and cash equivalents decreased $30.9 million, or 47.3%, to $34.4 million at June 30, 2012, from $65.3 million at December 31, 2011. The Company routinely maintains liquid assets in interest-bearing accounts in other well-capitalized financial institutions.

Securities available-for-sale increased $122.5 million, or 11.1%, to $1.22 billion at June 30, 2012, from $1.10 billion at December 31, 2011. The increase was primarily attributable to purchases of $466.7 million partially offset by maturities and pay-downs of $217.6 million and sales of $130.3 million.

Securities held-to-maturity decreased $785,000, or 21.7%, to $2.8 million at June 30, 2012, from $3.6 million at December 31, 2011. The decrease was attributable to maturities and paydowns during the six months ended June 30, 2012.

Originated loans held-for-investment, net, totaled $990.8 million at June 30, 2012, as compared to $985.9 million at December 31, 2011. The increase was primarily due to an increase in multifamily real estate loans, which increased $79.9 million, or 17.4%, to $538.3 million at June 30, 2012, from $458.4 million at December 31, 2011. This was partially offset by a decrease in insurance premium loans of $58.6 million, due to the sale of the majority of the portfolio, and in commercial real estate loans of $15.8 million. Currently, management is focused on originating multifamily loans, with less emphasis on other loan types.

Purchased credit-impaired (PCI) loans, acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $82.1 million at June 30, 2012 as compared to $88.5 million at December 31, 2011. The decrease relates primarily to loan payments.

Bank owned life insurance increased $1.4 million, or 1.8%, to $79.2 million at June 30, 2012 from $77.8 million at December 31, 2011. The increase resulted from income earned on bank owned life insurance for the six months ended June 30, 2012.

Federal Home Loan Bank of New York stock, at cost, increased $1.5 million, or 12.1%, to $14.2 million at June 30, 2012, from $12.7 million at December 31, 2011. This increase was attributable to an increase in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

Premises and equipment, net, increased $3.1 million, or 15.8%, to $23.1 million at June 30, 2012, from $20.0 million at December 31, 2011. This increase was primarily attributable to new branches and the renovation of existing branches.

Other real estate owned decreased $1.2 million, or 36.3%, to $2.2 million at June 30, 2012, from $3.4 million at December 31, 2011. This decrease was attributable to the sale of properties during the six months ended June 30, 2012.

Other assets decreased $3.0 million, or 19.7%, to $12.1 million at June 30, 2012, from $15.1 million at December 31, 2011. The decrease in other assets was attributable to a decrease in amounts due us from taxing authorities, and a decrease in prepaid FDIC insurance premiums due to amortization related to the FDIC prepayment of insurance premiums that was made in 2009, partially offset by an increase in prepaid expenses.

The increase in deposits for the six months ended June 30, 2012, was due to an increase in savings and money market accounts of $29.7 million, or 3.9%, as compared to December 31, 2011, an increase in transaction accounts of $17.7 million, or 7.1%, as compared to December 31, 2011, and an increase in certificates of deposit accounts (issued by the Bank) of $5.0 million, or 1.1%, from December 31, 2011, to June 30, 2012. These increases were partially offset by a decrease of $2.7 million in short-term certificates of deposit originated through the CDARS® Network. Deposits originated through the CDARS® Network totaled $659,000 at June 30, 2012, and $3.4 million at December 31, 2011. The Company utilizes the CDARS® Network as a cost-effective alternative to other short-term funding sources.

Borrowings, consisting primarily of repurchase agreements from other financial institutions and Federal Home Loan Bank advances, increased $31.7 million, or 6.6%, to $513.6 million at June 30, 2012, from $481.9 million at December 31, 2011. The increase in borrowings was primarily the result of increased FHLB advances.

Accrued expenses and other liabilities decreased $1.5 million, to $15.1 million at June 30, 2012, from $16.6 million at December 31, 2011. The decrease was primarily a result of a decrease in net accrued taxes.

Total stockholders’ equity increased by $6.2 million to $388.9 million at June 30, 2012, from $382.7 million at December 31, 2011. This increase was primarily attributable to net income of $8.9 million for the six months ended June 30, 2012, a $1.3 million increase in accumulated other comprehensive income and an increase of $1.8 million in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards. The increase was partially offset by $4.3 million in stock repurchases and the payment of approximately $1.7 million in dividends.

As of June 30, 2012, the Company has repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share. The Company announced on June 6, 2012, that it suspended dividend payments and terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Net income. Net income was $3.9 million for the quarter ended June 30, 2012, as compared to $4.3 million for the quarter ended June 30, 2011. Results reflected an increase of $1.2 million in net interest income, a $760,000 decrease in non-interest income, a decrease of $1.2 million in the provision for loan losses, a $2.2 million increase in non-interest expense and an $188,000 decrease in income tax expense.

Interest income. Interest income increased $322,000, or 1.4%, to $22.8 million for the three months ended June 30, 2012, from $22.4 million for the three months ended June 30, 2011. The increase was primarily due to an increase in interest income on loans of $2.1 million. The increase in interest income on loans can be attributed to an increase in the average balances of $192.2 million, partially offset by a decrease of 25 basis points in the yield earned. This increase was partially offset by a decrease in interest income on mortgage backed securities of $1.8 million. The decrease in interest income on mortgage backed securities was primarily attributable to a decrease of 41 basis points in the yield earned and a decrease in the average balance of $96.3 million.

Interest expense. Interest expense decreased $862,000, or 13.0%, to $5.7 million for the three months ended June 30, 2012, from $6.6 million for the three months ended June 30, 2011. The decrease was comprised of a decrease of $809,000 in interest expense on deposits and a decrease in interest expense on borrowings of $53,000. The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 28 basis points to 0.73% from 1.01%, partially offset by an increase in average balance of interest bearing deposit accounts of $53.2 million, or 4.1%, to $1.35 billion for the three months ended June 30, 2012, from $1.30 billion for the three months ended June 30, 2011. The decrease in interest expense on borrowings was attributed to a decrease in the cost of two basis points to 2.66% for the three months ended June 30, 2012, from 2.68% for the three months ended June 30, 2011, and a decrease in average balances of borrowings of $3.8 million, or 0.8%, to $496.8 million for the three months ended June 30, 2012 from $500.6 million for the three months ended June 30, 2011.

Net Interest Income. Net interest income increased $1.2 million, or 7.5%, as interest-earning assets increased by 3.9% to $2.27 billion. The increase in average interest-earning assets was due primarily to increases in average loans outstanding of $192.2 million and in other securities of $10.6 million, partially offset by decreases in interest-earning assets in other financial institutions of $23.7 million and $96.3 million in mortgage-backed securities. The quarter ended June 30, 2012 included prepayment loan income of $226,000 compared to $84,000 for the quarter ended June 30, 2011. The three months ended June 30, 2012 included a prepayment fee on the call of a corporate debt of $253,000. Rates paid on interest-bearing liabilities decreased 22 basis points to 1.25% for the current quarter as compared to 1.47% for the prior year comparable period. This was partially offset by a nine basis point decrease in yields earned on interest earning assets to 4.03% for the current quarter as compared to 4.12% for the prior year comparable period.

Provision for Loan Losses. The provision for loan losses was $544,000 for the quarter ended June 30, 2012, a decrease of $1.2 million, or 68.9%, from the $1.8 million provision recorded in the quarter ended June 30, 2011. The decrease in the provision for loan losses was due primarily to a shift in the composition of our loan portfolio to multifamily loans, which generally require lower general reserves than commercial real estate loans, and a decrease in non-performing loans during the quarter ended June 30, 2012. During the quarter ended June 30, 2012, we recorded net charge-offs of $602,000 compared to net charge-offs of $245,000 for the quarter ended June 30, 2011.

Non-interest Income. Non-interest income decreased $760,000 or 34.7%, to $1.4 million for the quarter ended June 30, 2012, as compared to $2.2 million for the quarter ended June 30, 2011. This decrease was primarily a result of a decrease in gain on securities transactions, net of $916,000 and a decrease in other income of $76,000, partially offset by no loss on other-than-temporary-impairment of securities for the three months ended June 30, 2012 compared to a loss of $248,000 for the three months ended June 30, 2011.

Non-interest Expense. Non-interest expense increased $2.2 million, or 23.1%, to $11.8 million for the quarter ended June 30, 2012, as compared to $9.6 million for the quarter ended June 30, 2011. The increase was primarily due to employee compensation and benefits increasing by $596,000 primarily related to branch openings and acquisitions, an increase in occupancy expense of $737,000 primarily relating to new branches and the renovation of existing branches, an increase of $258,000 in data processing fees primarily related to conversion costs associated with the transaction with the FDIC, a $310,000 increase in professional fees primarily related to merger activity and an increase in other non-interest expense of $229,000.

Income Tax Expense. We recorded income tax expense of $2.1 million for the quarter ended June 30, 2012, compared to $2.3 million for the quarter ended June 30, 2011. The effective tax rate for the quarter ended June 30, 2012, was 35.3%, as compared to 35.0% for the quarter ended June 30, 2011.

NORTHFIELD BANCORP, INC.

ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)

	For the Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
Interest-earning assets:
Loans (5)	$1,068,618	$14,875	5.60%	$876,389	$12,778	5.85%
Mortgage-backed securities	1,031,804	6,843	2.67	1,128,099	8,675	3.08
Other securities	129,806	890	2.76	119,161	787	2.65
Federal Home Loan Bank of New York stock	13,462	142	4.24	10,104	121	4.80
Interest-earning deposits in financial institutions	28,932	10	0.14	52,652	77	0.59

Total interest-earning assets	2,272,622	22,760	4.03	2,186,405	22,438	4.12
Non-interest-earning assets	144,906			141,330

Total assets	$2,417,528			$2,327,735

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$878,514	$1,023	0.47	$700,613	$1,164	0.67
Certificates of deposit	474,196	1,438	1.22	598,932	2,106	1.41

Total interest-bearing deposits	1,352,710	2,461	0.73	1,299,545	3,270	1.01
Borrowed funds	496,770	3,286	2.66	500,548	3,339	2.68

Total interest-bearing liabilities	1,849,480	5,747	1.25	1,800,093	6,609	1.47
Non-interest bearing deposit accounts	164,969			120,352
Accrued expenses and other liabilities	16,371			10,723

Total liabilities	2,030,820			1,931,168
Stockholders’ equity	386,708			396,567

Total liabilities and stockholders’ equity	$2,417,528			$2,327,735

Net interest income		$17,013			$15,829

Net interest rate spread (2)			2.78%			2.65%
Net interest-earning assets (3)	$423,142			$386,312

Net interest margin (4)			3.01%			2.90%
Average interest-earning assets to interest-bearing liabilities			122.88%			121.46%

(1)	Average yields and rates for the three months ended June 30, 2012 and 2011, are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Net income. Net income was $8.9 million for the six months ended June 30, 2012, as compared to $9.3 million for the six months ended June 30, 2011. Results reflected an increase of $2.3 million in net interest income, a $106,000 increase in non-interest income, a decrease of $2.0 million in the provision for loan losses, a $4.9 million increase in non-interest expense, and an $83,000 decrease in income tax expense.

Interest income. Interest income increased $1.1 million, or 2.4%, to $45.5 million for the six months ended June 30, 2012, from $44.4 million for the six months ended June 30, 2011. The increase was primarily due to an increase in interest income on loans of $4.8 million. The increase in interest income on loans can be attributed to an increase in the average balances of $206.3 million, partially offset by a decrease of 26 basis points in the yield earned. This increase in interest income on loans was partially offset by a decrease in interest income on mortgage backed securities of $3.5 million. The decrease in interest income on mortgage backed securities was primarily attributable to a decrease of 43 basis points in the yield earned and a decrease in the average balance of $90.4 million.

Interest expense. Interest expense decreased $1.2 million, or 9.9%, to $11.6 million for the six months ended June 30, 2012, from $12.8 million for the six months ended June 30, 2011. The decrease resulted from a decrease of $1.3 in interest expense on deposits. Interest expense on borrowings was relatively flat compared to the prior year period. The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 26 basis points to 0.74% for the six months ended June 30, 2012, from 1.00% for the six months ended June 30, 2011, partially offset by an increase in average balance of interest bearing deposit accounts of $77.6 million, or 6.1%, to $1.35 billion for the six months ended June 30, 2012 from $1.27 billion for the six months ended June 30, 2011.

Net Interest Income. Net interest income increased $2.3 million, or 7.4%, as interest-earning assets increased by 4.81% to $2.25 billion. The increase in average interest-earning assets was due primarily to an increase in average loans outstanding of $206.3 million, partially offset by decreases in interest-earning assets in other financial institutions of $9.2 million, mortgage-backed securities of $90.4 million and other securities of $5.8 million. The six months ended June 30, 2012 included prepayment loan income of $414,000 compared to $248,000 for the six months ended June 30, 2011. The six months ended June 30, 2012 included a prepayment fee on the call of a corporate debt of $253,000. Other securities consist primarily of investment-grade shorter-term corporate bonds, and government-sponsored enterprise bonds. Rates paid on interest-bearing liabilities decreased 20 basis points to 1.27% as compared to 1.47% for the prior-year comparable period. This was partially offset by an 11 basis point decrease in yields earned on interest-earning assets to 4.06% as compared to 4.17% for the prior- year comparable period.

Provision for Loan Losses. The provision for loan losses was $1.2 million for the six months ended June 30, 2012, a decrease of $1.9 million, or 62.8%, from the $3.1 million provision recorded in the six months ended June 30, 2011. The decrease in the provision for loan losses was due primarily to a shift in the composition of our loan portfolio to multifamily loans, which generally require lower general reserves than commercial real estate loans, and a decrease in non-performing loans during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. During the six months ended June 30, 2012, we recorded net charge-offs of $953,000 compared to net charge-offs of $1.4 million for the six months ended June 30, 2011.

Non-interest Income. Non-interest income increased $106,000 or 2.0%, to $5.4 million for the six months ended June 30, 2012, as compared to $5.3 million for the six months ended June 30, 2011. This increase was primarily a result of a $128,000 increase in fees and service charges for customer services and no loss on other-than-temporary-impairment of securities for the six months ended June 30, 2012 compared to a loss of $248,000 for the six months ended June 30, 2011, partially offset by decreases in securities transactions, net of $584,000 and in income on bank owed life insurance (BOLI) of $58,000.

Non-interest Expense. Non-interest expense increased $4.9 million, or 25.1%, to $24.4 million for the six months ended June 30, 2012, as compared to $19.5 million for the six months ended June 30, 2011. The increase was primarily due to employee compensation and benefits increasing by $1.7 million primarily related to branch openings and acquisitions, an increase in occupancy expense of $1.2 million primarily relating to new branches and the renovation of existing branches, an increase of $669,000 in data processing fees primarily related to conversion costs associated with the transaction with the FDIC, a $728,000 increase in professional fees primarily related to merger activity and an increase in other non-interest expense of $487,000.

Income Tax Expense. We recorded income tax expense of $4.8 million for the six months ended June 30, 2012, compared to $4.9 million for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012, was 35.3%, as compared to 34.6% for the six months ended June 30, 2011.

NORTHFIELD BANCORP, INC.

ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)

	For the Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
Interest-earning assets:
Loans (5)	$1,065,272	$30,025	5.67%	$858,991	$25,252	5.93%
Mortgage-backed securities	1,008,957	13,619	2.71	1,099,390	17,092	3.14
Other securities	128,989	1,543	2.41	134,822	1,757	2.63
Federal Home Loan Bank of New York stock	13,083	284	4.37	10,469	230	4.43
Interest-earning deposits in financial institutions	38,483	28	0.15	47,708	105	0.44

Total interest-earning assets	2,254,784	45,499	4.06	2,151,380	44,436	4.17
Non-interest-earning assets	144,572			134,861

Total assets	$2,399,356			$2,286,241

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$870,663	$2,119	0.49	$697,955	$2,298	0.66
Certificates of deposit	475,239	2,866	1.21	570,312	3,989	1.41

Total interest-bearing deposits	1,345,902	4,985	0.74	1,268,267	6,287	1.00
Borrowed funds	489,504	6,576	2.70	496,276	6,549	2.66

Total interest-bearing liabilities	1,835,406	11,561	1.27	1,764,543	12,836	1.47
Non-interest bearing deposit accounts	162,602			115,346
Accrued expenses and other liabilities	15,757			9,706

Total liabilities	2,013,765			1,889,595
Stockholders’ equity	385,591			396,646

Total liabilities and stockholders’ equity	$2,399,356			$2,286,241

Net interest income		$33,938			$31,600

Net interest rate spread (2)			2.79%			2.70%
Net interest-earning assets (3)	$419,378			$386,837

Net interest margin (4)			3.03%			2.96%
Average interest-earning assets to interest-bearing liabilities			122.85%			121.92%

(1)	Average yields and rates for the six months ended June 30, 2012 and 2011, are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Asset Quality

The following table shows total non-performing assets for the current and previous four quarters and also shows, for the same dates, non-performing originated loans to total loans, Troubled Debt Restructurings (TDR) on which interest is accruing, and accruing loans delinquent 30 to 89 days (dollars in thousands).

	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Non-accruing loans:
Held-for-investment	$12,680	$15,805	$17,489	$28,035	$29,036
Held-for-sale	80	80	2,991	—	—
Non-accruing loans subject to restructuring agreements:
Held-for-investment	21,609	22,483	22,844	23,763	26,994
Held-for-sale	—	—	457	—	—

Total non-accruing loans	34,369	38,368	43,781	51,798	56,030

Loans 90 days or more past due and still accruing:
Held-for-investment	424	1,786	85	1,595	1,987
Held-for-sale	—	—	—	—	—

Total loans 90 days or more past due and still accruing:	424	1,786	85	1,595	1,987

Total non-performing loans	34,793	40,154	43,866	53,393	58,017
Other real estate owned	2,139	2,444	3,359	34	118

Total non-performing assets	$36,932	$42,598	$47,225	$53,427	$58,135

Non-performing originated loans to total loans	3.2%	3.8%	4.1%	5.5%	6.4%

Loans subject to restructuring agreements and still accruing	$25,502	$25,047	$18,349	$18,355	$15,622

Accruing loans 30 to 89 days delinquent	$12,121	$22,075	$21,067	$30,973	$14,169

Total Non-accruing Loans

Total non-accruing loans decreased $9.4 million, to $34.4 million at June 30, 2012, from $43.8 million at December 31, 2011. This decrease was primarily attributable to loans held-for-sale of $3.4 million being sold during the six months ended June 30, 2012, $876,000 of loans returned to accrual status, $2.2 million of pay-offs and principal pay-downs, charge offs of $519,000, the sale of $5.7 million of loans held-for-investment and the transfer of $166,000 to other real estate owned. The above decreases in non-accruing loans during the six months ended June 30, 2012, were partially offset by $3.1 million of loans being placed on non-accrual status and advances of $352,000 during the six months ended June 30, 2012.

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

The following tables detail the delinquency status of non-accruing loans (held-for-investment and held-for-sale) at June 30, 2012 and December 31, 2011 (dollars in thousands). All delinquent loans in the following two tables are classified as held-for-investment, with the exception of $80,000 and $3.4 million of loans held-for-sale at June 30, 2012 and December 31, 2011, respectively. Delinquent loans held-for-sale at June 30, 2012 consisted of one commercial and industrial loan which was 90 days or more delinquent.

	June 30, 2012
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$14,948	$464	$9,966	$25,378
One -to- four family residential	284	919	457	1,660
Construction and land	1,861	—	—	1,861
Multifamily	517	—	1,899	2,416
Home equity and lines of credit	—	100	1,602	1,702
Commercial and industrial loans	541	—	804	1,345
Insurance premium loans	—	—	7	7

Total non-accruing loans	$18,151	$1,483	$14,735	$34,369

	December 31, 2011
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$16,395	$3,613	$14,651	$34,659
One -to- four family residential	210	594	534	1,338
Construction and land	1,709	—	422	2,131
Multifamily	523	—	1,652	2,175
Home equity and lines of credit	102	—	1,664	1,766
Commercial and industrial loans	553	—	1,022	1,575
Insurance premium loans	—	—	137	137

Total non-accruing loans	$19,492	$4,207	$20,082	$43,781

Loans Subject to Restructuring Agreements

Included in non-accruing loans are loans subject to restructuring agreements totaling $21.6 million and $23.3 million at June 30, 2012, and December 31, 2011, respectively. At June 30, 2012, $17.8 million, or 82.5% of the $21.6 million were performing in accordance with their restructured terms.

The Company also holds loans subject to restructuring agreements and still accruing, which totaled $25.5 million and $18.3 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, $23.1 million, or 90.6% of the $25.5 million were performing in accordance with their restructured terms.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of June 30, 2012 and December 31, 2011 (dollars in thousands).

	At June 30, 2012		At December 31, 2011
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled debt restructurings:
Real estate loans:
Commercial	$18,371	$20,344	$20,420	$13,389
One- to four-family residential	308	2,275	—	2,532
Construction and land	1,861	—	1,709	—
Multifamily	517	1,540	523	1,552
Home equity and lines of credit	100	364	102	—
Commercial and industrial	452	979	547	876

Total	$21,609	$25,502	$23,301	$18,349

Performing in accordance with restructured terms	82.51%	90.62%	82.34%	69.03%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing increased $339,000 to $424,000 at June 30, 2012, as compared to $85,000 at December 31, 2011. Loans 90 days or more past due and still accruing at June 30, 2012, are considered well-secured and in the process of collection.

Other real estate owned amounted to $2.1 million at June 30, 2012 as compared to $3.4 million at December 31, 2011.

Delinquency Status of Accruing Loans 30-89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at June 30, 2012, totaled $12.1 million, a decrease of $9.0 million from the December 31, 2011 balance of $21.1 million. The following tables set forth delinquencies for accruing loans by type and by amount at June 30, 2012 and December 31, 2011 (dollars in thousands).

	June 30, 2012	December 31, 2011
Real estate loans:
Commercial	$6,498	$8,404
One- to four-family residential	3,105	2,258
Construction and land	—	3,041
Multifamily	2,200	6,468
Home equity and lines of credit	93	30
Commercial and industrial loans	98	207
Insurance premium loans	89	568
Other loans	37	91

Total delinquent accruing loans	$12,120	$21,067

PCI Loans (Held-for-Investment)

At June 30, 2012, based on recorded contractual principal, 6.1% of PCI loans were past due 30 to 89 days, and 12.8% were past due 90 days or more, as compared to 9.0% and 16.1% at December 31, 2011.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York, which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $506.2 million at June 30, 2012, at a weighted average interest rate of 2.53%. A total of $111.3 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $477.2 million at December 31, 2011. The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $588.8 million, utilizing unencumbered securities of $521.5 million and multifamily loans of $127.5 million at June 30, 2012. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Capital Resources. At June 30, 2012, and December 31, 2011, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized under Prompt Corrective Action Provisions
As of June 30, 2012:
Tangible capital to tangible assets	13.40%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	13.40	4.00	5.00
Total capital (to risk-weighted assets)	22.50	8.00	10.00

As of December 31, 2011:
Tangible capital to tangible assets	13.42%	1.50%	NA
Tier 1 capital (core) – (to adjusted assets)	13.42	4.00	5.00
Total capital (to risk-weighted assets)	24.71	8.00	10.00

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of June 30, 2012:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$506,213	$111,300	$203,000	$187,913	$4,000
Commitments to originate loans	$28,004	$28,004	$—	$—	$—
Commitments to fund unused lines of credit	$48,577	$48,577	$—	$—	$—

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

As of June 30, 2012, we serviced $35.3 million of loans for Freddie Mac. These one-to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At June 30, 2012, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

For further information regarding our off-balance sheet arrangements and contractual obligations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage-related assets and loans, generally have longer maturities than our liabilities, which consist primarily of deposits and wholesale funding. As a result, a principal part of our business strategy involves managing interest rate risk and limiting the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established a management risk committee, comprised of our Treasurer, who chairs this Committee, our Chief Executive Officer, our Chief Operating Officer/Chief Financial Officer, our Chief Lending Officer, and our Executive Vice President of Operations. This committee is responsible for, among other things, evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the risk management committee of our board of directors the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

The table below sets forth, as of June 30, 2012, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated NPV/Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,269,383	$1,927,290	$342,093	$(129,308)	15.07%	-13.97%
+300	2,327,665	1,959,109	368,556	(102,845)	15.83	-10.13
+200	2,398,531	1,991,973	406,558	(64,843)	16.95	-6.12
+100	2,470,577	2,025,930	444,647	(26,754)	18.00	-2.43
0	2,532,431	2,061,030	471,401	—	18.61	0.00
-100	2,566,109	2,091,868	474,241	2,840	18.48	-0.59
-200	2,598,437	2,101,301	497,136	25,735	19.13	-3.82

The table above indicates that at June 30, 2012, in the event of a 300 basis point increase in interest rates, we would experience a 278 basis point decrease in NPV ratio (18.61% versus 15.83%), and a 10.13% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience a 52 basis point increase in NPV ratio (18.61% versus 19.13%) and a 3.82% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 20%. Additionally, our policy states that our net portfolio value should be at least 8.5% of total assets before and after such shock. At June 30, 2012, we were in compliance with all board approved policies with respect to interest rate risk management.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Except as disclosed elsewhere in this Quarterly Report on Form 10-Q and as follows, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Our inability to achieve profitability on new branches may negatively impact our earnings.

We currently intend to open four new branch offices by December 31, 2013, two in Brooklyn, New York, one in Staten Island, New York, and one in Union, New Jersey. The profitability of these branches will depend on whether the income that we generate from the additional branches we establish will offset the increased expenses resulting from operating new branches. We expect that it may take a period of time before new branches can become profitable. During this period, operating new branches may negatively affect our operating results.

The expiration of unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels.

On December 31, 2012, unlimited Federal Deposit Insurance Corporation insurance on certain non-interest-bearing transaction accounts is scheduled to expire. Unlimited insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal accounts. The reduction in Federal Deposit Insurance Corporation insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The following table shows the Company’s repurchase of its common stock for each calendar month in the three months ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
April 1, 2012, through April 30, 2012	70,800	$13.87	70,800	1,176,454
May 1, 2012, through May 31, 2012	94,000	13.78	94,000	1,082,454
June 1, 2012, through June 30, 2012	25,390	13.83	25,390	—

Total	190,190	$13.82	190,190

(1)	As of June 30, 2012, the Company has repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share. The Company announced on June 6, 2012, that it terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

Date: August 9, 2012

/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer

/s/ Steven M. Klein
Steven M. Klein
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)*

32	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, and Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from the Company’s Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements**

*	Filed herewith.
**	Furnished, not filed