Form 10-Q
period 2012-09-30
Northfield Bancorp, Inc.
filed 2012-11-09
CIK 1401700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required and post such files).    Yes  ☒    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. 40,216,999 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 2, 2012.

NORTHFIELD BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

NORTHFIELD BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2012, and December 31, 2011

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Cash and due from banks	$11,849	$15,539
Interest-bearing deposits in other financial institutions	20,162	49,730

Total cash and cash equivalents	32,011	65,269

Trading securities	4,737	4,146
Securities available-for-sale, at estimated fair value (encumbered $286,585 in 2012 and $309,816 in 2011)	1,209,006	1,098,725
Securities held-to-maturity, at amortized cost (estimated fair value of $2,656 in 2012 and $3,771 in 2011) (encumbered $0 in 2012 and 2011)	2,537	3,617
Loans held-for-sale	856	3,900
Purchased credit-impaired (PCI) loans held-for-investment	77,423	88,522
Originated loans held-for-investment, net	1,023,928	985,945

Loans held-for-investment, net	1,101,351	1,074,467
Allowance for loan losses	(27,069)	(26,836)

Net loans held-for-investment	1,074,282	1,047,631

Accrued interest receivable	7,346	8,610
Bank owned life insurance	79,917	77,778
Federal Home Loan Bank of New York stock, at cost	14,478	12,677
Premises and equipment, net	24,074	19,988
Goodwill	16,159	16,159
Other real estate owned	633	3,359
Other assets	25,075	15,059

Total assets	2,491,111	2,376,918

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	1,570,780	1,493,526
Securities sold under agreements to repurchase	256,000	276,000
Other borrowings	243,934	205,934
Advance payments by borrowers for taxes and insurance	3,995	2,201
Accrued expenses and other liabilities	20,608	16,607

Total liabilities	2,095,317	1,994,268

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value: 90,000,000 shares authorized, 45,632,611 shares issued at September 30, 2012, and December 31, 2011, respectively, 40,216,999 and 40,518,591 outstanding at September 30, 2012 and December 31, 2011, respectively	456	456
Additional paid-in-capital	211,997	209,302
Unallocated common stock held by employee stock ownership plan	(14,133)	(14,570)
Retained earnings	246,657	235,776
Accumulated other comprehensive income	20,824	17,470
Treasury stock at cost; 5,415,612 and 5,114,020 shares at September 30, 2012 and December 31, 2011, respectively	(70,007)	(65,784)

Total stockholders’ equity	395,794	382,650

Total liabilities and stockholders’ equity	$2,491,111	$2,376,918

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

Three and nine months ended September 30, 2012, and 2011

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans	$15,162	$14,044	$45,187	$39,296
Mortgage-backed securities	6,799	7,746	20,418	24,838
Other securities	559	781	2,102	2,538
Federal Home Loan Bank of New York dividends	151	113	435	343
Deposits in other financial institutions	19	35	47	140

Total interest income	22,690	22,719	68,189	67,155

Interest expense:
Deposits	2,447	3,111	7,432	9,399
Borrowings	3,244	3,331	9,820	9,879

Total interest expense	5,691	6,442	17,252	19,278

Net interest income	16,999	16,277	50,937	47,877
Provision for loan losses	502	2,000	1,661	5,117

Net interest income after provision for loan losses	16,497	14,277	49,276	42,760

Non-interest income:
Fees and service charges for customer services	720	740	2,285	2,181
Income on bank owned life insurance	710	749	2,139	2,235
Gain (loss) on securities transactions, net	428	(271)	2,488	2,373
Other-than-temporary impairment losses on securities	—	—	—	(1,152)
Portion recognized in other comprehensive income (before taxes)	—	—	—	743

Net impairment losses on securities recognized in earnings	—	—	—	(409)

Other	(148)	22	203	159

Total non-interest income	1,710	1,240	7,115	6,539

Non-interest expense:
Compensation and employee benefits	5,950	4,890	17,881	15,101
Director compensation	409	370	1,212	1,141
Occupancy	2,201	1,685	6,230	4,508
Furniture and equipment	375	312	1,064	891
Data processing	826	720	2,829	2,054
Professional fees	684	382	2,480	1,242
FDIC insurance	409	454	1,218	1,523
Other	1,174	973	3,557	2,863

Total non-interest expense	12,028	9,786	36,471	29,323

Income before income tax expense	6,179	5,731	19,920	19,976
Income tax expense	2,285	2,035	7,130	6,963

Net income	$3,894	$3,696	$12,790	$13,013

Net income per common share - basic and diluted	$0.10	$0.09	$0.33	$0.32

Other comprehensive income, before tax:
Unrealized gains on securities:
Net unrealized holding gains on securities	$3,432	$6,346	$5,590	$14,181

Other comprehensive income, before tax	3,432	6,346	5,590	14,181
Income tax expense related to items of other comprehensive income	1,373	2,537	2,236	5,671

Other comprehensive income, net of tax	2,059	3,809	3,354	8,510

Comprehensive income	$5,953	$7,505	$16,144	$21,523

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2012, and 2011

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional	Unallocated Common Stock Held by the Employee Stock		Accumulated Other Comprehensive		Total
	Shares	Par Value	Paid-in Capital	Ownership Plan	Retained Earnings	Income (Loss), Net of tax	Treasury Stock	Stockholders’ Equity

Balance at December 31, 2010	45,632,611	$456	$205,863	$(15,188)	$222,655	$10,910	$(27,979)	$396,717
Comprehensive income:
Net income					13,013			13,013
Other comprehensive income						8,510		8,510
ESOP shares allocated or committed to be released			150	438				588
Stock compensation expense			2,282					2,282
Additional tax benefit on equity awards			186					186
Exercise of stock options					(1)		6	5
Cash dividends declared ($0.17 per common share)					(2,805)			(2,805)
Treasury stock (average cost of $13.47 per share)							(28,242)	(28,242)

Balance at September 30, 2011	45,632,611	$456	$208,481	$(14,750)	$232,862	$19,420	$(56,215)	$390,254

Balance at December 31, 2011	45,632,611	$456	$209,302	$(14,570)	$235,776	$17,470	$(65,784)	$382,650
Comprehensive income:
Net income					12,790			12,790
Other comprehensive income						3,354		3,354
ESOP shares allocated or committed to be released			192	437				629
Stock compensation expense			2,299					2,299
Additional tax benefit on equity awards			204					204
Exercise of stock options					(187)		121	(66)
Cash dividends declared ($0.12 per common share)					(1,722)			(1,722)
Treasury stock (average cost of $13.81 per share)							(4,344)	(4,344)

Balance at September 30, 2012	45,632,611	$456	$211,997	$(14,133)	$246,657	$20,824	$(70,007)	$395,794

See accompanying notes to consolidated financial statements.

NORTHFIELD BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2012, and 2011

(Unaudited) (In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$12,790	$13,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,661	5,117
ESOP and stock compensation expense	2,928	2,870
Depreciation	2,076	1,566
Amortization of premiums, and deferred loan costs, net of (accretion) of discounts, and deferred loan fees	277	967
Amortization of intangible assets	273	74
Income on bank owned life insurance	(2,139)	(2,235)
Gain on sale of premises and equipment and other real estate owned	—	(84)
Net gain on sale of loans held-for-sale	111	(25)
Proceeds from sale of loans held-for-sale	13,303	7,739
Origination of loans held-for-sale	(10,370)	(8,099)
Gain on securities transactions, net	(2,488)	(2,373)
Net impairment losses on securities recognized in earnings	—	409
Net purchases of trading securities	(135)	(235)
Decrease in accrued interest receivable	1,264	69
Decrease (increase) in other assets	1,192	(1,660)
(Decrease) increase in accrued expenses and other liabilities	(1,098)	114

Net cash provided by operating activities	19,645	17,227

Cash flows from investing activities:
Net (increase) in loans receivable	(28,538)	(140,045)
(Purchases) redemptions of Federal Home Loan Bank of New York stock, net	(1,801)	253
Purchases of securities available-for-sale	(606,140)	(423,400)
Principal payments and maturities on securities available-for-sale	318,165	280,713
Principal payments and maturities on securities held-to-maturity	1,079	932
Proceeds from sale of securities available-for-sale	176,586	140,724
Proceeds from sale of other real estate owned	2,706	571
Purchases and improvements of premises and equipment	(6,162)	(3,769)

Net cash used in investing activities	(144,105)	(144,021)

Cash flows from financing activities:
Net increase in deposits	77,254	81,985
Dividends paid	(1,722)	(2,805)
Exercise of stock options	16	5
Purchase of treasury stock	(4,344)	(28,242)
Additional tax benefit on equity awards	204	186
Increase in advance payments by borrowers for taxes and insurance	1,794	2,208
Repayments under capital lease obligations	(186)	(161)
Proceeds from securities sold under agreements to repurchase and other borrowings	351,186	467,864
Repayments related to securities sold under agreements to repurchase and other borrowings	(333,000)	(404,594)

Net cash provided by financing activities	91,202	116,446

Net (decrease) in cash and cash equivalents	(33,258)	(10,348)
Cash and cash equivalents at beginning of period	65,269	43,852

Cash and cash equivalents at end of period	$32,011	$33,504

Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,490	$19,059
Income taxes	5,334	7,853
Non-cash transactions:
Loans charged-off, net	1,428	1,433
Other real estate owned charged-off	437	26
Transfers of loans to other real estate owned	306	376
Increase (decrease) in due to broker for purchases of securities available-for-sale	5,099	(57,007)
(Increase) in due from broker for sales of securities available-for-sale	(13,779)	—

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

In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months ended September 30, 2012, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Note 2 – Securities

The following is a comparative summary of mortgage-backed securities and other securities available-for-sale at September 30, 2012, and December 31, 2011 (in thousands):

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Mortgage-backed securities:
Pass-through certificates:
Government sponsored enterprises (GSE)	$480,881	$27,655	$—	$508,536
Non-GSE	—	—	—	—
Real estate mortgage investment conduits (REMICs):
GSE	594,871	6,315	233	600,953
Non-GSE	11,108	520	38	11,590

	1,086,860	34,490	271	1,121,079

Other securities:
Equity investments-mutual funds	12,856	106	—	12,962
Corporate bonds	74,115	850	—	74,965

	86,971	956	—	87,927

Total securities available-for-sale	$1,173,831	$35,446	$271	$1,209,006

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
GSE	$490,184	$24,709	$—	$514,893
Non-GSE	8,770	—	1,255	7,515
Real estate mortgage investment conduits (REMICs):
GSE	426,362	4,662	135	430,889
Non-GSE	31,114	1,859	37	32,936

	956,430	31,230	1,427	986,233

Other securities:
Equity investments-mutual funds	11,787	48	—	11,835
Corporate bonds	100,922	358	623	100,657

	112,709	406	623	112,492

Total securities available-for-sale	$1,069,139	$31,636	$2,050	$1,098,725

The following is a summary of the expected maturity distribution of debt securities available-for-sale, other than mortgage-backed securities, at September 30, 2012 (in thousands):

Available-for-sale	Amortized cost	Estimated fair value
Due in one year or less	$35,303	$35,459
Due after one year through five years	38,812	39,506

	$74,115	$74,965

Expected maturities on mortgage-backed securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.

For the three and nine months ended September 30, 2012, the Company had gross proceeds of $46.3 million and $176.6 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $715,000 and $2.0 million, respectively. The Company had gross realized losses of $490,000 for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011, the Company had gross proceeds of $26.3 million and $140.7 million, respectively, on sales of securities available-for-sale with gross realized gains of approximately $296,000 and $2.8 million, respectively, and no gross realized losses. The Company recognized $203,000 and $456,000 in gains on its trading securities portfolio during the three and nine months ended September 30, 2012, respectively. The Company recognized $567,000 and $428,000 in losses on its trading securities portfolio during the three and nine months ended September 30, 2011, respectively. The Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2012. The Company did not recognize any other-than-temporary impairment charges during the three months ended September 30, 2011 and recognized other-than-temporary impairment of $409,000 during the nine months ended September 30, 2011 related to one equity investment in a mutual fund and two private label mortgage-backed securities.

Activity related to the credit component recognized in earnings on debt securities for which a portion of other-than-temporary impairment was recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2012 and 2011, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$578	$578	$578	$330
Additions to the credit component on debt securities in which other-than-temporary impairment was not previously recognized	—	—	—	248
Reductions due to sales	(578)	—	(578)	—

Cumulative pre-tax credit losses, end of period	$—	$578	$—	$578

Gross unrealized losses on mortgage-backed securities, equity investments, and corporate bonds available-for-sale, and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012, and December 31, 2011, were as follows (in thousands):

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Real estate mortgage investment conduits (REMICs):
GSE	233	147,667	—	—	233	147,667
Non-GSE	—	—	38	700	38	700

Total	$233	$147,667	$38	$700	$271	$148,367

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value
Mortgage-backed securities:
Pass-through certificates:
Non-GSE	$307	$2,513	$948	$5,002	$1,255	$7,515
Real estate mortgage investment conduits (REMICs):
GSE	135	54,475	—	—	135	54,475
Non-GSE	—	—	37	842	37	842
Corporate bonds	113	27,523	510	13,132	623	40,655

Total	$555	$84,511	$1,495	$18,976	$2,050	$103,487

During the current quarter the Company sold two pass-through non-GSE mortgage-backed securities issued by private companies (private label) that were rated less than investment grade at a combined loss of $490,000. As a result of management’s evaluation of these securities, the Company did not recognize any other-than-temporary impairment during the nine months ended September 30, 2012. These securities are included in the above available-for-sale security amounts at December 31, 2011.

The Company held one corporate bond that was in a continuous unrealized loss position of greater than twelve months at September 30, 2012. There were 15 REMIC mortgage-backed securities issued or guaranteed by GSEs that were in an unrealized loss position of less than twelve months, and rated investment grade at September 30, 2012. The declines in value relate to the general interest rate environment and are considered temporary. The securities cannot be prepaid in a manner that would result in the Company not receiving substantially all of its amortized cost. The Company neither has an intent to sell, nor is it more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis or, if necessary, maturity.

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

Note 3 – Loans

Net loans held-for-investment are as follows (in thousands):

	September 30, 2012	December 31, 2011
Real estate loans:
Multifamily	$573,316	$458,370
Commercial mortgage	312,379	327,074
One-to-four family residential mortgage	65,023	72,592
Home equity and lines of credit	32,622	29,666
Construction and land	23,204	23,460

Total real estate loans	1,006,544	911,162

Commercial and industrial loans	14,155	12,710
Insurance premium loans	26	59,096
Other loans	1,401	1,496

Total commercial and industrial, insurance premium, and other loans	15,582	73,302

Deferred loan cost, net	1,802	1,481

Originated loans held-for-investment, net	1,023,928	985,945
PCI Loans	77,423	88,522

Loans held for investmement, net	1,101,351	1,074,467
Allowance for loan losses	(27,069)	(26,836)

Net loans held-for-investment	$1,074,282	$1,047,631

Loans held-for-sale amounted to $856,000 and $3.9 million at September 30, 2012 and December 31, 2011, respectively. Loans held-for-sale are comprised of one-to-four family residential mortgage loans.

PCI loans, acquired as part of a Federal Deposit Insurance Corporation-assisted transaction, totaled $77.4 million at September 30, 2012 as compared to $88.5 million at December 31, 2011. The Company accounts for PCI loans utilizing generally accepting accounting principles applicable to loans acquired with deteriorated credit quality. PCI loans consist of approximately 33% commercial real estate and 56% commercial and industrial loans, with the remaining balance in residential and home equity loans. The following details the accretable yield for the three and nine months ended September 30, 2012:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Balance at the beginning of period	$39,311	$42,493
Accretion into interest income	(1,499)	(4,681)

Balance at end of period	$37,812	$37,812

The Company does not have any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios.

During the quarter ended September 30, 2012, we sold the servicing rights of the $34.5 million of loans for Freddie Mac to a third party bank. These one-to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At the time of sale to the third party, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

Activity in the allowance for loan losses is as follows (in thousands):

	At or for the nine months ended September 30,
	2012	2011

Beginning balance	$26,836	$21,819
Provision for loan losses	1,661	5,117
Charge-offs, net	(1,428)	(1,433)

Ending balance	$27,069	$25,503

The following tables set forth activity in our allowance for loan losses, by loan type, for the nine months ended September 30, 2012 and the year ended December 31, 2011. The following tables also detail the amount of originated loans held-for-investment, net of deferred loan fees and costs, that are evaluated individually, and collectively, for impairment, and the related portion of the allowance for loan losses that is allocated to each loan portfolio segment, as of September 30, 2012 and December 31, 2011 (in thousands).

	At September 30, 2012
	Real Estate
	Multifamily	Commercial	One -to- Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$6,772	$14,120	$967	$1,189	$418	$2,035	$186	$40	$1,109	$26,836
Charge-offs	(58)	(1,245)	—	(43)	(3)	(90)	(198)	(2)	—	(1,639)
Recoveries	5	66	—	—	—	122	18	—	—	211
Provisions	807	778	(367)	(177)	197	185	(4)	1	241	1,661

Ending Balance	$7,526	$13,719	$600	$969	$612	$2,252	$2	$39	$1,350	$27,069

Ending balance: individually evaluated for impairment	$339	$2,101	$8	$—	$125	$1,550	$—	$—	$—	$4,123

Ending balance: collectively evaluated for impairment	$7,187	$11,618	$592	$969	$487	$702	$2	$39	$1,350	$22,946

Originated loans, net:
Ending Balance	$574,574	$312,525	$65,090	$23,217	$32,917	$14,178	$26	$1,401	$—	$1,023,928

Ending balance: individually evaluated for impairment	$2,919	$42,143	$1,013	$—	$1,947	$5,778	$—	$—	$—	$53,800

Ending balance: collectively evaluated for impairment	$571,655	$270,382	$64,077	$23,217	$30,970	$8,400	$26	$1,401	$—	$970,128

	At December 31, 2011
	Real Estate
	Multifamily	Commercial	One -to- Four Family	Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$5,137	$12,654	$570	$1,855	$242	$719	$111	$28	$503	$21,819
Charge-offs	(718)	(5,398)	(101)	(693)	(62)	(638)	(70)	—	—	(7,680)
Recoveries	—	55	—	—	—	23	30	—	—	108
Provisions	2,353	6,809	498	27	238	1,931	115	12	606	12,589

Ending Balance	$6,772	$14,120	$967	$1,189	$418	$2,035	$186	$40	$1,109	$26,836

Ending balance: individually evaluated for impairment	$338	$1,895	$408	$—	$30	$1,393	$—	$—	$—	$4,064

Ending balance: collectively evaluated for impairment	$6,434	$12,225	$559	$1,189	$388	$642	$186	$40	$1,109	$22,772

Originated loans, net:
Ending balance	$459,434	$327,141	$72,679	$23,478	$29,906	$12,715	$59,096	$1,496	$—	$985,945

Ending balance: individually evaluated for impairment	$2,945	$43,448	$2,532	$1,709	$1,593	$2,043	$—	$—	$—	$54,270

Ending balance: collectively evaluated for impairment	$456,489	$283,693	$70,147	$21,769	$28,313	$10,672	$59,096	$1,496	$—	$931,675

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

The following tables detail the recorded investment of originated loans held-for-investment, net of deferred fees and costs, by loan type and credit quality indicator at September 30, 2012, and December 31, 2011 (in thousands).

	At September 30, 2012
	Real Estate
	Multifamily		Commercial		One- to Four- Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV

Internal Risk Rating Pass	$18,914	$535,381	$31,613	$209,179	$40,916	$20,198	$12,519	$30,554	$10,302	$24	$1,401	$911,001
Special Mention	118	12,549	257	22,459	1,441	386	5,141	669	782	2	—	43,804
Substandard	513	7,099	1,695	47,322	1,094	1,055	5,557	1,694	3,094	—	—	69,123

Total Loans Receivable, net	$19,545	$555,029	$33,565	$278,960	$43,451	$21,639	$23,217	$32,917	$14,178	$26	$1,401	$1,023,928

	At December 31, 2011
	Real Estate
	Multifamily		Commercial		One- to Four- Family		Construction and Land	Home Equity and Lines of Credit	Commercial and Industrial	Insurance Premium	Other	Total
	< 35% LTV	=> 35% LTV	< 35% LTV	=> 35% LTV	< 60% LTV	=> 60% LTV

Internal Risk Rating Pass	$23,595	$419,433	$30,478	$214,120	$39,808	$27,806	$17,229	$27,751	$8,761	$58,817	$1,496	$869,294
Special Mention	—	11,989	624	23,271	1,730	—	631	389	1,118	142	—	39,894
Substandard	555	3,862	2,027	56,621	821	2,514	5,618	1,766	2,836	137	—	76,757

Total Loans Receivable, net	$24,150	$435,284	$33,129	$294,012	$42,359	$30,320	$23,478	$29,906	$12,715	$59,096	$1,496	$985,945

Included in originated loans receivable (including held-for-sale) are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The recorded investment of these nonaccrual loans was $33.2 million and $43.8 million at September 30, 2012 and December 31, 2011, respectively. Generally, loans are placed on non-accruing status when they become 90 days or more delinquent, and remain on non-accrual status until they are brought current, have six months of performance under the loan terms, and factors indicating reasonable doubt about the timely collection of payments no longer exist. Therefore, loans may be current in accordance with their loan terms, or may be less than 90 days delinquent and still be on a non-accruing status.

These non-accrual amounts included loans deemed to be impaired of $29.7 million and $36.1 million at September 30, 2012 and December 31, 2011, respectively. Loans on non-accrual status with principal balances less than $500,000, and therefore not meeting the Company’s definition of an impaired loan, amounted to $3.5 million and $4.3 million at September 30, 2012 and December 31, 2011, respectively. Non-accrual amounts included in loans held-for-sale were $3.4 million at December 31, 2011. There were not any non-accrual loans held-for-sale loans at September 30, 2012. Loans past due 90 days or more and still accruing interest were $37,000 and $85,000 at September 30, 2012 and December 31, 2011, respectively, and consisted of loans that are considered well secured and in the process of collection.

The following tables set forth the detail, and delinquency status, of non-performing loans (non-accrual loans and loans past due 90 or more and still accruing), net of deferred fees and costs, at September 30, 2012 and December 31, 2011 (in thousands). The following table excludes PCI loans at September 30, 2012, which have been segregated into pools in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-30. Each loan pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. At September 30, 2012, expected future cash flows of each PCI loan pool were consistent with those estimated at its purchase date.

	At September 30, 2012
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Substandard	1,695	—	—	1,695	—	1,695

Total	1,695	—	—	1,695	—	1,695
LTV => 35%
Substandard	14,547	448	8,110	23,105	—	23,105

Total	14,547	448	8,110	23,105	—	23,105

Total commercial	16,242	448	8,110	24,800	—	24,800

One-to-four family residential
LTV < 60%
Special Mention	—	20	229	249	37	286
Substandard	50	452	—	502	—	502

Total	50	472	229	751	37	788
LTV => 60%
Substandard	233	441	131	805	—	805

Total	233	441	131	805	—	805

Total one-to-four family residential	283	913	360	1,556	37	1,593

Construction and land Substandard	2,070	—	—	2,070	—	2,070

Total construction and land	2,070	—	—	2,070	—	2,070

Multifamily
LTV => 35%
Substandard			1,840	1,840	—	1,840

Total	—	—	1,840	1,840	—	1,840

Total multifamily	—	—	1,840	1,840	—	1,840

Home equity and lines of credit Substandard	203	—	1,491	1,694	—	1,694

Total home equity and lines of credit	203	—	1,491	1,694	—	1,694

Commercial and industrial loans Substandard	537	—	724	1,261	—	1,261

Total commercial and industrial loans	537	—	724	1,261	—	1,261

Total non-performing loans	$19,335	$1,361	$12,525	$33,221	$37	$33,258

	At December 31, 2011
	Non-Accruing Loans
	0-29 Days Past Due	30-89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing	Total Non-Performing Loans
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Special Mention	—	—	—	—	13	13
Substandard	$404	$—	$1,360	$1,764	$—	$1,764

Total	404	—	1,360	1,764	13	1,777
LTV => 35%
Special Mention	876	—	1,020	1,896	—	1,896
Substandard	14,657	3,438	10,559	28,654	—	28,654

Total	15,533	3,438	11,579	30,550	—	30,550

Total commercial	15,937	3,438	12,939	32,314	13	32,327

One-to-four family residential
LTV < 60%
Special Mention	—	23	335	358	—	358
Substandard	210	—	198	408	—	408

Total	210	23	533	766	—	766
LTV => 60%
Substandard	—	572		572	—	572

Total	—	572	—	572	—	572

Total one-to-four family residential	210	595	533	1,338	—	1,338

Construction and land
Special Mention	—	—	—	—		—
Substandard	1,709	—	—	1,709	—	1,709

Total construction and land	1,709	—	—	1,709	—	1,709

Multifamily
LTV < 35%
Substandard	523	—	—	523	—	523

Total	523	—	—	523	—	523
LTV => 35%
Substandard	—	—	1,179	1,179	72	1,251

Total	—	—	1,179	1,179	72	1,251

Total multifamily	523	—	1,179	1,702	72	1,774

Home equity and lines of credit Substandard	102	—	1,664	1,766		1,766

Total home equity and lines of credit	102	—	1,664	1,766	—	1,766

Commercial and industrial loans
Special Mention	—	—	724	724	—	724
Substandard	553	—	90	643	—	643

Total commercial and industrial loans	553	—	814	1,367	—	1,367

Insurance premium loans - substandard	—	—	137	137	—	137

Total insurance premium loans	—	—	137	137	—	137

Total loans-held-for-investmet	19,034	4,033	17,266	40,333	85	40,418

Loans held-for-sale:
Commercial
LTV < 35%
Substandard	—	—	263	263	—	263

Total	—	—	263	263	—	263
LTV => 35%
Substandard	458	175	1,449	2,082	—	2,082

Total	458	175	1,449	2,082	—	2,082

Total commercial	458	175	1,712	2,345	—	2,345

Construction and land Substandard	—	—	422	422	—	422

Total construction and land	—	—	422	422	—	422

Multifamily
LTV < 35%
Substandard	—	—	32	32	—	32

Total	—	—	32	32	—	32
LTV => 35%
Substandard	—	—	441	441	—	441

Total	—	—	441	441	—	441

Total multifamily	—	—	473	473	—	473

Commercial and industrial loans Substandard	—	—	208	208	—	208

Total commercial and industrial loans	—	—	208	208	—	208

Total loans held-for-sale	458	175	2,815	3,448	—	3,448

Total non-performing loans	$19,492	$4,208	$20,081	$43,781	$85	$43,866

The following tables set forth the detail and delinquency status of originated loans held-for-investment, net of deferred fees and costs, by performing and non-performing loans at September 30, 2012 and December 31, 2011 (in thousands).

	At September 30, 2012
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Loans held-for-investment:
Real estate loans:
Commercial
LTV < 35%
Pass	$31,613	$—	$31,613	$—	$31,613
Special Mention	257	—	257	—	257
Substandard	—	—	—	1,695	1,695

Total	31,870	—	31,870	1,695	33,565
LTV > 35%
Pass	208,053	1,126	209,179	—	209,179
Special Mention	22,459	—	22,459	—	22,459
Substandard	21,840	2,376	24,216	23,105	47,321

Total	252,352	3,502	255,854	23,105	278,959

Total commercial	284,222	3,502	287,724	24,800	312,524

One-to-four family residential
LTV < 60%
Pass	$40,427	$490	40,917	—	40,917
Special Mention	714	441	1,155	286	1,441
Substandard	124	468	592	502	1,094

Total	41,265	1,399	42,664	788	43,452
LTV > 60%
Pass	18,499	1,699	20,198	—	20,198
Special Mention	386	—	386	—	386
Substandard	250	—	250	805	1,055

Total	19,135	1,699	20,834	805	21,639

Total one-to-four family residential	60,400	3,098	63,498	1,593	65,091

Construction and land
Pass	12,519	—	12,519	—	12,519
Special Mention	5,141	—	5,141	—	5,141
Substandard	3,487	—	3,487	2,070	5,557

Total construction and land	21,147	—	21,147	2,070	23,217

Multifamily
LTV < 35%
Pass	18,776	138	18,914	—	18,914
Special Mention	118		118	—	118
Substandard	513	—	513	—	513

Total	19,407	138	19,545	—	19,545
LTV > 35%
Pass	535,115	265	535,380	—	535,380
Special Mention	10,838	1,711	12,549	—	12,549
Substandard	4,919	340	5,259	1,840	7,099

Total	550,872	2,316	553,188	1,840	555,028

Total multifamily	570,279	2,454	572,733	1,840	574,573

Home equity and lines of credit
Pass	30,541	13	30,554	—	30,554
Special Mention	669		669	—	669
Substandard	—		—	1,694	1,694

Total home equity and lines of credit	31,210	13	31,223	1,694	32,917

Commercial and industrial loans
Pass	10,278	24	10,302	—	10,302
Special Mention	782	—	782	—	782
Substandard	994	840	1,834	1,261	3,095

Total commercial and industrial loans	12,054	864	12,918	1,261	14,179

Insurance premium loans
Pass	25	—	25	—	25
Special Mention	1	—	1	—	1
Substandard	—	—	—	—	—

Total insurance premium loans	26	—	26	—	26

Other loans
Pass	1,334	67	1,401	—	1,401

Total other loans	1,334	67	1,401	—	1,401

	$980,672	$9,998	$990,670	$33,258	$1,023,928

	At December 31, 2011
	Performing (Accruing) Loans
	0-29 Days Past Due	30-89 Days Past Due	Total	Non-Performing Loans	Total Loans Receivable, net
Real estate loans:
Commercial
LTV < 35%
Pass	$30,478	$—	$30,478	$—	$30,478
Special Mention	611	—	611	13	624
Substandard	—	—	—	1,764	1,764

Total	31,089	—	31,089	1,777	32,866
LTV > 35%
Pass	215,123	1,342	216,465	—	216,465
Special Mention	20,796	579	21,375	1,896	23,271
Substandard	19,402	6,483	25,885	28,654	54,539

Total	255,321	8,404	263,725	30,550	294,275

Total commercial	286,410	8,404	294,814	32,327	327,141

One-to-four family residential
LTV < 60%
Pass	39,420	388	39,808	—	39,808
Special Mention	974	398	1,372	358	1,730
Substandard	129	284	413	408	821

Total	40,523	1,070	41,593	766	42,359
LTV > 60%
Pass	26,618	1,188	27,806	—	27,806
Special Mention	—	—	—	—	—
Substandard	1,942	—	1,942	572	2,514

Total	28,560	1,188	29,748	572	30,320

Total one-to-four family residential	69,083	2,258	71,341	1,338	72,679

Construction and land
Pass	14,610	3,041	17,651	—	17,651
Special Mention	631	—	631	—	631
Substandard	3,487	—	3,487	1,709	5,196

Total construction and land	18,728	3,041	21,769	1,709	23,478

Multifamily
LTV < 35%
Pass	23,595	—	23,595	—	23,595
Substandard	—	—	—	523	523

Total	23,595	—	23,595	523	24,118
LTV > 35%
Pass	416,453	3,453	419,906	—	419,906
Special Mention	10,526	1,463	11,989	—	11,989
Substandard	618	1,552	2,170	1,251	3,421

Total	427,597	6,468	434,065	1,251	435,316

Total multifamily	451,192	6,468	457,660	1,774	459,434

Home equity and lines of credit
Pass	27,721	30	27,751	—	27,751
Special Mention	389	—	389	—	389
Substandard	—	—	—	1,766	1,766

Total home equity and lines of credit	28,110	30	28,140	1,766	29,906

Commercial and industrial loans
Pass	8,887	82	8,969	—	8,969
Special Mention	269	125	394	724	1,118
Substandard	1,985	—	1,985	643	2,628

Total commercial and industrial loans	11,141	207	11,348	1,367	12,715

Insurance premium loans
Pass	58,391	426	58,817	—	58,817
Special Mention	—	142	142	—	142
Substandard	—	—	—	137	137

Total insurance premium loans	58,391	568	58,959	137	59,096

Other loans
Pass	1,405	91	1,496	—	1,496

Total other loans	1,405	91	1,496	—	1,496

	$924,460	$21,067	$945,527	$40,418	$985,945

The following tables summarize impaired loans as of September 30, 2012 and December 31, 2011 (in thousands):

	At September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Real estate loans:
Commercial
LTV < 35%
Substandard	1,695	1,695	—
LTV => 35%
Pass	2,790	2,790	—
Special Mention	1,044	1,052	—
Substandard	25,285	26,490	—
One-to-four family residential
LTV < 60%
Substandard	50	50	—
LTV => 60%
Substandard	489	489	—
Construction and land
Substandard	2,373	3,031	—
Multifamily
LTV < 35%
Substandard	513	513	—
LTV => 35%
Loss	112	583	—
Commercial and industrial loans
Special Mention	38	38	—
Substandard	1,542	1,542	—
With a Related Allowance Recorded:
Real estate loans:
Commercial
LTV => 35%
Special Mention	642	669	(64)
Substandard	13,108	13,715	(2,100)
One-to-four family residential
LTV < 60%
Special Mention	524	524	(9)
Multifamily
LTV => 35%
Substandard	3,125	3,153	(402)
Home equity and lines of credit
Special Mention	360	360	(20)
Substandard	1,587	1,589	(105)
Commercial and industrial loans
Substandard	493	493	(1,423)
Total:
Real estate loans
Commercial	44,564	46,411	(2,164)
One-to-four family residential	1,063	1,063	(9)
Construction and land	2,373	3,031	—
Multifamily	3,750	4,249	(402)
Home equity and lines of credit	1,947	1,949	(125)
Commercial and industrial loans	2,073	2,073	(1,423)

	$55,770	$58,776	$(4,123)

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
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

Included in the table above at September 30, 2012 are loans with carrying balances of $35.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Included in the table above at December 31, 2011 are loans with carrying balances of $27.9 million that were not written down by either charge-offs or specific reserves in our allowance for loan losses. Loans not written down by charge-offs or specific reserves at September 30, 2012 and December 31, 2011, are considered to have sufficient collateral values, less costs to sell, to support the carrying balances of the loans.

The average recorded balance of originated impaired loans for the nine months ended September 30, 2012 and 2011 was $55.0 million and $62.6 million, respectively. The Company recorded $938,000 and $2.2 million of interest income on impaired loans for the three and nine months ended September 30, 2012, respectively, as compared to $246,000 and $1.9 million of interest income on impaired loans for the three and nine months ended September 30, 2011, respectively.

The following table summarizes loans that were modified in troubled debt restructurings during the nine months ended September 30, 2012.

	Nine Months Ended September 30, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(in thousands)
Troubled Debt Restructurings
Commercial real estate loans
Substandard	1	6,306	6,306
One-to-four Family
Substandard	2	489	489
Home equity and lines of credit
Special Mention	2	360	360

Total Troubled Debt Restructurings	5	$7,155	$7,155

At September 30, 2012 and December 31, 2011, we had troubled debt restructurings of $45.1 million and $41.6 million, respectively.

All five of the relationships in the table above were restructured to receive reduced interest rates.

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

One loan that was restructured during the last twelve months has subsequently defaulted. The loan was a one-to-four family loan with a recorded investment of $256,000 and currently is maintained on non-accrual status as of September 30, 2012.

Note 4 – Deposits

Deposits are as follows (in thousands):

	September 30, 2012	December 31, 2011

Non-interest-bearing demand	$175,279	$156,493
Interest-bearing negotiable orders of withdrawal (NOW)	106,232	91,829
Savings-passbook, statement, tiered, and money market	815,213	765,081
Certificates of deposit	474,056	480,123

	$1,570,780	$1,493,526

Interest expense on deposit accounts is summarized for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Negotiable order of withdrawal, savings-passbook, statement, tiered, and money market	$996	$1,155	$3,115	$3,453
Certificates of deposit	1,451	1,956	4,317	5,946

	$2,447	$3,111	$7,432	$9,399

Note 5 – Equity Incentive Plan

The following table is a summary of the Company’s stock options outstanding as of September 30, 2012 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding - December 31, 2011	2,056,660	$3.22	$9.95	7.02
Granted	—	—	—	—
Forfeited	(3,560)	3.22	9.94	—
Exercised	(42,680)	3.22	9.94	—

Outstanding - September 30, 2012	2,010,420	$3.22	$9.95	6.32

Exercisable - September 30, 2012	1,240,040	$3.22	$9.95	6.32

Expected future stock option expense related to the non-vested options outstanding as of September 30, 2012 is $1.8 million over an average period of 1.3 years.

The following is a summary of the status of the Company’s restricted share awards as of September 30, 2012 and changes therein during the nine months then ended.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	488,830	$9.97
Granted	—	—
Vested	(162,650)	9.96
Forfeited	(1,240)	9.94

Non-vested at September 30, 2012	324,940	$9.97

Expected future stock award expense related to the non-vested restricted share awards as of September 30, 2012 is $2.2 million over an average period of 1.3 years.

During the three and nine months ended September 30, 2012, the Company recorded $800,000 and $2.3 million of stock-based compensation related to the above plans, respectively. During the three and nine months ended September 30, 2011, the Company recorded $748,000 and $2.3 million of stock-based compensation related to the above plans, respectively.

Note 6 – Fair Value Measurements

The following table presents the assets reported on the consolidated balance sheet at their estimated fair value as of September 30, 2012, and December 31, 2011, by level within the fair value hierarchy as required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Financial assets and liabilities are classified in their entirety based on the level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

•	Level 3 Inputs – Significant unobservable inputs that reflect the Company’s own assumptions that market participants would use in pricing the assets or liabilities.

	Fair Value Measurements at Reporting Date Using:
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$1,109,489	$—	$1,109,489	$—
Non-GSE	11,590	—	11,590	—
Corporate bonds	74,965	—	74,965	—
Equities	12,962	12,962	—	—

Total available-for-sale	1,209,006	12,962	1,196,044	—

Trading securities	4,737	4,737	—	—

Total	$1,213,743	$17,699	$1,196,044	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$30,591	$—	$—	$30,591
One-to-four family residential mortgage	780	—	—	780
Construction and land	2,070	—	—	2,070
Multifamily	3,097	—	—	3,097
Home equity and lines of credit	1,947	—	—	1,947

Total impaired loans	38,485	—	—	38,485

Commercial and industrial loans	454	—	—	454
Other real estate owned	633	—	—	633

Total	$39,572	$—	$—	$39,572

	Fair Value Measurements at Reporting Date Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Measured on a recurring basis:
Assets:
Investment securities:
Available-for-sale:
Mortgage-backed securities:
GSE	$945,782	$—	$945,782	$—
Non-GSE	40,451	—	40,451	—
Corporate bonds	100,657	—	100,657	—
Equities	11,835	11,835	—	—

Total available-for-sale	1,098,725	11,835	1,086,890	—

Trading securities	4,146	4,146	—	—

Total	$1,102,871	$15,981	$1,086,890	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Real estate loans:
Commercial real estate	$27,826	$—	$—	$27,826
One-to-four family residential mortgage	2,532	—	—	2,532
Construction and land	1,709	—	—	1,709
Multifamily	1,552	—	—	1,552
Home equity and lines of credit	1,593	—	—	1,593

Total impaired loans	35,212	—	—	35,212

Commercial and industrial loans	462	—	—	462
Other real estate owned	3,359	—	—	3,359

Total	$39,033	$—	$—	$39,033

The following table presents qualitative information for Level 3 assets measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
	(in thousands)

Impaired loans	$38,939	Appraisals	Discount for costs to sell	7.0%
			Discount for quick sale	10.0% - 20.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Other real estate owned	$633	Appraisals	Discount for costs to sell	7.0%
			Discount for dated appraisal utilizing changes in real estate indexes	Varies

Available for Sale Securities: The estimated fair values for mortgage-backed, GSE and corporate securities are obtained from an independent nationally recognized third-party pricing service. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (Observable Inputs), and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair values of equity securities, classified as Level 1, are derived from quoted market prices in active markets. Equity securities consist of mutual funds. There were no transfers of securities between Level 1 and Level 2 during the nine months ended September 30, 2012.

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

Impaired Loans: At September 30, 2012 and December 31, 2011, the Company had originated impaired loans held-for-investment and held-for-sale with outstanding principal balances of $43.8 million and $39.1 million, respectively, which were recorded at their estimated fair value of $38.9 million and $35.7 million, respectively. The Company recorded net impairment charges of $58,000 and $2.3 million for the nine months ended September 30, 2012, and 2011, respectively, and charge-offs of $1.6 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively, utilizing Level 3 inputs. For purposes of estimating fair value of impaired loans, management utilizes independent appraisals, if the loan is collateral dependent, adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, or the present value of expected future cash flows for non-collateral dependent loans and troubled debt restructurings.

Other Real Estate Owned: At September 30, 2012, and December 31, 2011, the Company had assets acquired through foreclosure, or deed in lieu of foreclosure, of $633,000 and $3.4 million, respectively, recorded at estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Estimated fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through non-interest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.

There were no subsequent valuation adjustments to other real estate owned (REO) for the three and nine months ended September 30, 2012. Operating costs after acquisition are expensed.

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

(f) Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The fair value of off-balance sheet commitments is insignificant and therefore not included in the following table.

(h) Borrowings

The fair value of borrowings is estimated by discounting future cash flows based on rates currently available for debt with similar terms and remaining maturity.

(i) Advance Payments by Borrowers

Advance payments by borrowers for taxes and insurance have no stated maturity; the fair value is equal to the amount currently payable.

The estimated fair values of the Company’s significant financial instruments at September 30, 2012, and December 31, 2011, are presented in the following tables (in thousands):

	September 30, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$32,011	$32,011	$—	$—	$32,011
Trading securities	4,737	4,737	—	—	4,737
Securities available-for-sale	1,209,006	12,962	1,196,044	—	1,209,006
Securities held-to-maturity	2,537	—	2,656	—	2,656
Federal Home Loan Bank of New York stock, at cost	14,478	—	14,478	—	14,478
Loans held-for-sale	856	—	—	856	856
Net loans held-for-investment	1,074,282	—	—	1,141,886	1,141,886
Financial liabilities:
Deposits	$1,570,780	$—	$1,576,068	$—	$1,576,068
Repurchase agreements and other borrowings	499,934	—	515,194	—	515,194
Advance payments by borrowers	3,995	—	3,995	—	3,995

	December 31, 2011
	Carrying value	Estimated Fair value

Financial assets:
Cash and cash equivalents	$65,269	$65,269
Trading securities	4,146	4,146
Securities available-for-sale	1,098,725	1,098,725
Securities held-to-maturity	3,617	3,771
Federal Home Loan Bank of New York stock, at cost	12,677	12,677
Loans held-for-sale	3,900	3,900
Net loans held-for-investment	1,047,631	1,081,484
Financial liabilities:
Deposits	$1,493,526	$1,499,906
Repurchase agreements and other borrowings	481,934	498,774
Advance payments by borrowers	2,201	2,201

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 7 – Earnings Per Share

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share for the periods indicated (dollars in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income available to common stockholders	$3,894	$3,696	$12,790	$13,013

Weighted average shares outstanding-basic	38,456,933	39,913,992	38,538,525	40,532,972
Effect of non-vested restricted stock and stock options outstanding	596,657	449,686	514,648	424,272

Weighted average shares outstanding-diluted	39,053,590	40,363,678	39,053,173	40,957,244

Earnings per share-basic	$0.10	$0.09	$0.33	$0.32
Earnings per share-diluted	$0.10	$0.09	$0.33	$0.32

Note 8 – Stock Repurchase Program

As of September 30, 2012, the Company has repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share. The Company announced on June 6, 2012, that it terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company.

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

Note 10 – Other Matters and Subsequent Events

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

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $558,000 have been incurred related to the conversion as of September 30, 2012.

On February 22, 2012, Northfield Bancorp, Inc., Northfield Bancorp, MHC, and Northfield Bank were served with a summons and complaint related to a personal injury matter. The plaintiff was seeking damages of $40 million. The matter relates to an injury sustained by an individual on a property owned by a borrower of the Bank, which secures a loan to the Bank. The borrower was named as a co-defendant. The Bank does not operate the subject property or have any interest in the property, other than as collateral for its loan. The case was dismissed in federal court on May 23, 2012 due to lack of subject matter jurisdiction and was re-filed in state court on June 21, 2012. Management believes the lawsuit is without merit. The Bank has $12 million in insurance coverage and the complaint is being defended by the Bank’s insurer. No accrual for loss has been established at September 30, 2012.

Our primary market areas of Staten Island and Brooklyn, New York and Union and Middlesex Counties in New Jersey were significantly impacted by Hurricane Sandy, which struck the region on October 29, 2012. While our facilities sustained only minor damage, Hurricane Sandy caused significant property damage throughout our market area, resulting in widespread disruptions in power and transportation. Many properties and structures also have incurred flood and wind damage, which ranges from minor to moderate in many areas to very severe in the coastal areas of Brooklyn, Staten Island, and New Jersey. Substantially all of our loans are secured by real estate located in our market area. Based on our initial assessments of where our borrowers are located within the market area, we believe that many of our borrowers will likely have experienced power outages and wind damage, and to a lesser extent, flood damage. However, we believe most of our borrowers will not have suffered catastrophic damage to their businesses or the collateral securing their loans. For our collateral dependent loans, our policy is to require property insurance on all loans (which normally covers wind damage), as well as flood insurance if the property is located within a flood zone, which should reduce our exposure to potential loss. Properties not located within flood zones are not required to have flood insurance, and thus it is likely that insurance coverage will not be available for any flood-related damage to those properties. We are in the process of performing a detailed evaluation of the effects Hurricane Sandy may have had on our borrowers and our collateral, but we do not yet have sufficient information to reasonably estimate the potential financial impact of the storm on us. However, it is likely that our results of operations will be negatively impacted, and it is possible that the impact could be material.

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

Impact of Hurricane Sandy

Our primary market areas of Staten Island and Brooklyn, New York and Union and Middlesex Counties in New Jersey were significantly impacted by Hurricane Sandy, which struck the region on October 29, 2012.

Although we experienced short-term service disruptions, the storm has not had a significant effect on our ability to continue to service our customers. With the exception of flooding at our Brighton Beach, Brooklyn office acquired in the Flatbush Federal Bancorp transaction, none of our branches sustained any significant damage as a result of the storm, although many were temporarily affected by power outages and telecommunication problems. As of November 6, 2012, our Woodbridge, New Jersey operations center was fully functional, all of our banking offices other than Brighton Beach were open for business, and our internet banking service was fully operational.

While our facilities sustained only minor damage, Hurricane Sandy caused significant property damage throughout our market area, resulting in widespread disruptions in power and transportation. Many properties and structures also have incurred flood and wind damage, which ranges from minor to moderate in many areas to very severe in the coastal areas of Brooklyn, Staten Island, and New Jersey. Substantially all of our loans are secured by real estate located in our market area. Based on our initial assessments of where our borrowers are located within the market area, we believe that many of our borrowers will likely have experienced power outages and wind damage, and to a lesser extent, flood damage. However, we believe most of our borrowers will not have suffered catastrophic damage to their businesses or the collateral securing their loans. For our collateral dependent loans, our policy is to require property insurance on all loans (which normally covers wind damage), as well as flood insurance if the property is located within a flood zone, which should reduce our exposure to potential loss. Properties not located within flood zones are not required to have flood insurance, and thus it is likely that insurance coverage will not be available for any flood-related damage to those properties.

We are in the process of performing a detailed evaluation of the effects Hurricane Sandy may have had on our borrowers and our collateral, but we do not yet have sufficient information to reasonably estimate the potential financial impact of the storm on us. However, it is likely that our results of operations will be negatively impacted, and it is possible that the impact could be material. For example, it is likely that we will experience increased delinquencies and loan restructurings, particularly in the short-term as customers undertake recovery and clean-up efforts, including the submission of insurance claims. Customers may also experience disruptions in their employment status or income if their employers were affected by the storm. These increases in delinquencies and restructurings would negatively impact our cash flow and, if not timely cured, would increase our non-performing assets and reduce our net interest income. Loan restructurings may also increase as we work with borrowers impacted by the storm. We may also experience increased provisions for loan losses as total loan delinquencies and loan restructurings increase, and to the extent that the combination of insurance proceeds and collateral values are insufficient to cover loan balances on loans that may default. Any increased provisions for loan losses could have a material adverse effect on our results of operations.

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

Net income amounted to $3.9 million and $12.8 million for the three and nine months ended September 30, 2012, respectively, as compared to $3.7 million and $13.0 million for the three and nine months ended September 30, 2011, respectively. Basic and diluted earnings per share were $0.10 and $0.33 for the three and nine months ended September 30, 2012, respectively, compared to $0.09 and $0.32 for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, our return on average assets was 0.63% and 0.70%, respectively, as compared to 0.63% and 0.76% for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, our return on average stockholders’ equity was 3.95% and 4.41%, respectively, as compared to 3.71% and 4.39% for the three and nine months ended September 30, 2011, respectively.

Assets increased by 4.8% to $2.49 billion at September 30, 2012, from $2.38 billion at December 31, 2011. The increase in total assets reflected an increase in securities available-for-sale of $110.3 million, or 10.0%, and an increase in net loans held-for-investment of $26.7 million, which was partially offset by decreases in cash and cash equivalents of $33.3 million. Deposits increased $77.3 million to $1.57 billion at September 30, 2012, from $1.49 billion at December 31, 2011. The increase in deposits was attributable to growth in transaction accounts and savings accounts, partially offset by decreases in certificates of deposit and short-term certificates of deposit originated through the CDARS® Network. Borrowed funds increased $18.0 million to $499.9 million at September 30, 2012, from $481.9 million at December 31, 2011.

Comparison of Financial Condition at September 30, 2012, and December 31, 2011

                        Total assets increased $114.2 million, or 4.8%, to $2.49 billion at September 30, 2012, from $2.38 billion at December 31, 2011. The increase was primarily attributable to increases in securities available-for-sale of $110.3 million and net loans held-for-investment of $26.7 million, partially offset by a decrease in cash and cash equivalents of $33.3 million.

Cash and cash equivalents decreased $33.3 million, or 51.0%, to $32.0 million at September 30, 2012, from $65.3 million at December 31, 2011. The Company routinely maintains liquid assets in interest-bearing accounts in other well-capitalized financial institutions.

Securities available-for-sale increased $110.3 million, or 10.0%, to $1.21 billion at September 30, 2012, from $1.10 billion at December 31, 2011. The increase was primarily attributable to purchases of $611.2 million partially offset by maturities and pay-downs of $318.2 million and sales of $190.4 million. At September 30, 2012, $1.11 billion of the portfolio consisted of residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae. We also held residential mortgage-backed securities not guaranteed by these three entities, referred to as “private label securities.” The private label securities had an amortized cost of $11.1 million and an estimated fair value of $11.6 million at September 30, 2012, a decrease of $428.9 million from December 31, 2011. During the current quarter, we sold 2 pass-through non-GSE mortgage-backed securities issued by private companies (private label) that were rated less than investment grade at a combined loss of $490,000. In addition to the above mortgage-backed securities, we held $75.0 million in corporate bonds which were all rated investment grade at September 30, 2012, and $13.0 million of equity investments in mutual funds, which focus on investments that qualify under the Community Reinvestment Act and money market mutual funds.

Securities held-to-maturity decreased $1.1 million, or 29.9%, to $2.5 million at September 30, 2012, from $3.6 million at December 31, 2011. The decrease was attributable to maturities and paydowns during the nine months ended September 30, 2012.

Originated loans held-for-investment, net, totaled $1.02 billion at September 30, 2012, as compared to $985.9 million at December 31, 2011. The increase was primarily due to an increase in multifamily real estate loans, which increased $114.9 million, or 25.1%, to $573.3 million at September 30, 2012, from $458.4 million at December 31, 2011. This was partially offset by a decrease in insurance premium loans of $59.1 million, due to the sale of the majority of the portfolio, and a decrease in commercial real estate loans of $14.7 million. Currently, management is primarily focused on originating multifamily loans, with less emphasis on other loan types.

Purchased credit-impaired (PCI) loans, acquired as part of a transaction with the Federal Deposit Insurance Corporation, totaled $77.4 million at September 30, 2012, as compared to $88.5 million at December 31, 2011. The Company recorded accretion of interest income of $4.7 million for the nine months ended September 30, 2012, attributable to these PCI loans.

Bank owned life insurance increased $2.1 million, or 2.8%, to $79.9 million at September 30, 2012 from $77.8 million at December 31, 2011. The increase resulted from income earned on bank owned life insurance for the nine months ended September 30, 2012.

Federal Home Loan Bank of New York stock, at cost, increased $1.8 million, or 14.2%, to $14.5 million at September 30, 2012, from $12.7 million at December 31, 2011. This increase was attributable to an increase in borrowings outstanding with the Federal Home Loan Bank of New York over the same time period.

Premises and equipment, net, increased $4.1 million, or 20.4%, to $24.1 million at September 30, 2012, from $20.0 million at December 31, 2011. This increase was primarily attributable to new branches and the renovation of existing branches.

Other real estate owned decreased $2.7 million, or 81.2%, to $633,000 at September 30, 2012, from $3.4 million at December 31, 2011. This decrease was attributable to the sale of properties during the nine months ended September 30, 2012.

Other assets increased $10.0 million, or 66.5%, to $25.1 million at September 30, 2012, from $15.1 million at December 31, 2011. The increase in other assets was attributable to an increase in amounts due from brokers due to the sale of several securities with trade dates prior to September 30, 2012 settling in October 2012, and an increase in prepaid expenses, partially offset by a decrease in amounts due to us from taxing authorities, and a decrease in prepaid FDIC insurance premiums due to amortization related to the FDIC prepayment of insurance premiums that was made in 2009.

Deposits increased $77.3 million, or 5.2%, to $1.57 billion at September 30, 2012 from $1.49 billion at December 31, 2011. The increase in deposits for the nine months ended September 30, 2012, was due to an increase in savings and money market accounts of $50.1 million, or 6.6%, as compared to December 31, 2011, and an increase in transaction accounts of $33.2 million, or 13.4%, as compared to December 31, 2011. These increases were partially offset by decreases in certificate of deposit accounts (issued by the Bank) of $3.3 million, or 0.7%, from December 31, 2011 to September 30, 2012 and of $2.7 million in short-term certificates of deposit originated through the CDARS® Network. Deposits originated through the CDARS® Network totaled $661,000 at September 30, 2012, and $3.4 million at December 31, 2011. The Company utilizes the CDARS® Network as a cost-effective alternative to other short-term funding sources.

Borrowings, consisting primarily of repurchase agreements from other financial institutions and Federal Home Loan Bank advances, increased $18.0 million, or 3.7%, to $499.9 million at September 30, 2012, from $481.9 million at December 31, 2011. The increase in borrowings was primarily the result of increased FHLB advances.

Accrued expenses and other liabilities increased $4.0 million, to $20.6 million at September 30, 2012, from $16.6 million at December 31, 2011. The increase was primarily a result of an increase in escrow payables.

Total stockholders’ equity increased by $13.1 million to $395.8 million at September 30, 2012, from $382.7 million at December 31, 2011. This increase was primarily attributable to net income of $12.8 million for the nine months ended September 30, 2012, a $3.4 million increase in accumulated other comprehensive income and an increase of $2.7 million in additional paid-in capital primarily related to the recognition of compensation expense associated with equity awards. The increase was partially offset by $4.2 million in stock repurchases net of stock option exercises and the payment of approximately $1.7 million in dividends. As previously announced, we have temporarily suspended dividend payments pending the completion of Northfield Bancorp, MHC’s second-step conversion.

As of September 30, 2012, the Company has repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share. The Company announced on June 6, 2012, that it suspended dividend payments and terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

Net income. Net income was $3.9 million for the quarter ended September 30, 2012, as compared to $3.7 million for the quarter ended September 30, 2011. Results reflected an increase of $722,000 in net interest income, a $470,000 increase in non-interest income, a decrease of $1.5 million in the provision for loan losses, a $2.2 million increase in non-interest expense, and a $250,000 increase in income tax expense.

Interest income. Interest income was relatively flat at $22.7 million for both the three months ended September 30, 2012 and September 30, 2011. Interest income on loans increased by $1.1 million, primarily attributable to an increase in the average balances of $145.6million, partially offset by a decrease of 37 basis points in the yield earned. Interest income on loans for the quarter ended September 30, 2012 reflected prepayment loan income of $542,000 compared to $331,000 for the quarter ended September 30, 2011. Interest income on mortgage backed securities decreased by $947,000, primarily attributable to a decrease of 38 basis points in the yield earned partially offset by an increase in the average balance of $13.2 million.

Interest expense. Interest expense decreased $751,000, or 11.7%, to $5.7 million for the three months ended September 30, 2012, from $6.4 million for the three months ended September 30, 2011. The decrease was comprised of a decrease of $664,000 in interest expense on deposits and a decrease in interest expense on borrowings of $87,000. The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 22 basis points to 0.70% from 0.92%, partially offset by an increase in average balance of interest bearing deposit accounts of $60.4 million, or 4.5%, to $1.39 billion for the three months ended September 30, 2012, from $1.33 billion for the three months ended September 30, 2011. The decrease in interest expense on borrowings was attributed to a decrease in the cost of 39 basis points to 2.60% for the three months ended September 30, 2012 from 2.99% for the three months ended September 30, 2011, partially offset by an increase in average balances of borrowings of $54.4million, or 12.3%, to $496.6 million for the three months ended September 30, 2012 from $442.2 million for the three months ended September 30, 2011.

Net Interest Income. Net interest income increased $722,000, or 4.4%, as average interest-earning assets increased by 6.7% to $2.33 billion. The increase in average interest-earning assets was due primarily to increases in average loans outstanding of $145.6 million and in mortgage-backed securities of $13.2 million, partially offset by a decrease in average interest-earning deposits of $12.4 million. Rates paid on interest-bearing liabilities decreased 24 basis points to 1.20% for the current quarter as compared to 1.44% for the prior year comparable period. This was partially offset by a 26 basis point decrease in yields earned on interest earning assets to 3.88% for the current quarter as compared to 4.14% for the 2011 quarter.

Provision for Loan Losses. The provision for loan losses was $502,000 for the quarter ended September 30, 2012; a decrease of $1.5 million, or 74.9%, from the $2.0 million provision recorded in the quarter ended September 30, 2011. The decrease in the provision for loan losses was due primarily to a shift in the composition of our loan portfolio to multifamily loans, which generally require lower general reserves than our other commercial real estate loans, and a decrease in non-performing loans during the quarter ended September 30, 2012 as compared to the prior year period. During the quarter ended September 30, 2012, the Company recorded net charge-offs of $475,000 compared to net charge-offs of $17,000 for the quarter ended September 30, 2011.

Non-interest Income. Non-interest income increased $470,000 or 37.9%, to $1.7 million for the quarter ended September 30, 2012, as compared to $1.2 million for the quarter ended September 30, 2011. This increase was primarily a result of an increase in gains on securities transactions, net of $699,000 to income of $428,000 for the quarter ended September 30, 2012, compared to a loss of $271,000 for the quarter ended September 30, 2011, partially offset by a decrease in other income of $170,000.

Non-interest Expense. Non-interest expense increased $2.2 million, or 22.9%, for the quarter ended September 30, 2012, as compared to the quarter ended September 30, 2011, due primarily to compensation and employee benefits increasing by $1.1 million primarily related to increased staff due to branch openings and acquisitions, an increase in occupancy expense of $516,000 primarily relating to new branches and the renovation of existing branches, an increase of $106,000 in data processing fees primarily related to conversion costs associated with the Federal Deposit Insurance Corporation-assisted transaction, a $302,000 increase in professional fees primarily related to merger activity and an increase in other non-interest expense of $201,000.

Income Tax Expense. We recorded income tax expense of $2.3 million for the quarter ended September 30, 2012, compared to $2.0 million for the quarter ended September 30, 2011. The effective tax rate for the quarter ended September 30, 2012, was 37.0%, as compared to 35.5% for the quarter ended September 30, 2011. The increase in the effective tax rate was primarily attributable to merger related expenses from the Flatbush Federal transaction which are not deductible for tax purposes.

NORTHFIELD BANCORP, INC.

ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)

	For the Three Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$1,088,268	$15,162	5.54%	$942,701	$14,044	5.91%
Mortgage-backed securities	1,060,837	6,799	2.55	1,047,610	7,746	2.93
Other securities	116,274	559	1.91	120,754	781	2.57
Federal Home Loan Bank of New York stock	13,796	151	4.35	9,508	113	4.72
Interest-earning deposits in financial institutions	46,103	19	0.16	58,527	35	0.24

Total interest-earning assets	2,325,278	22,690	3.88	2,179,100	22,719	4.14
Non-interest-earning assets	151,529			143,639

Total assets	$2,476,807			$2,322,739

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$913,561	$996	0.43	$732,128	$1,155	0.63
Certificates of deposit	481,187	1,451	1.20	602,257	1,956	1.29

Total interest-bearing deposits	1,394,748	2,447	0.70	1,334,385	3,111	0.92
Borrowed funds	496,591	3,244	2.60	442,239	3,331	2.99

Total interest-bearing liabilities	1,891,339	5,691	1.20	1,776,624	6,442	1.44
Non-interest bearing deposit accounts	176,752			135,355
Accrued expenses and other liabilities	16,578			15,086

Total liabilities	2,084,669			1,927,065
Stockholders’ equity	392,138			395,674

Total liabilities and stockholders’ equity	$2,476,807			$2,322,739

Net interest income		$16,999			$16,277

Net interest rate spread (2)			2.68%			2.70
Net interest-earning assets (3)	$433,939			$402,476

Net interest margin (4)			2.91%			2.96%
Average interest-earning assets to interest-bearing liabilities			122.94%			122.65

(1)	Average yields and rates for the three months ended September 30, 2012 and 2011, are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

Net income. Net income was $12.8 million for the nine months ended September 30, 2012, as compared to $13.0 million for the nine months ended September 30, 2011. Results reflected an increase of $3.1 million in net interest income, a $576,000 increase in non-interest income, a decrease of $3.5 million in the provision for loan losses, a $7.1 million increase in non-interest expense, and a $167,000 increase in income tax expense.

Interest income. Interest income increased $1.0 million, or 1.5%, to $68.2 million for the nine months ended September 30, 2012, from $67.2 million for the nine months ended September 30, 2011. The increase was primarily due to an increase in interest income on loans of $5.9 million. The increase in interest income on loans can be attributed to an increase in the average balances of $185.8 million, partially offset by a decrease of 29 basis points in the yield earned. Interest income on loans for the nine months ended September 30, 2012 reflected prepayment loan income of $956,000 compared to $491,000 for the nine months ended September 30, 2011. This increase in interest income on loans was partially offset by a decrease in interest income on mortgage backed securities of $4.4 million. The decrease in interest income on mortgage backed securities was primarily attributable to a decrease of 41 basis points in the yield earned and a decrease in the average balance of $55.6 million.

Interest expense. Interest expense decreased $2.0 million, or 10.5%, to $17.3 million for the nine months ended September 30, 2012, from $19.3 million for the nine months ended September 30, 2011. The decrease resulted from a decrease of $2.0 in interest expense on deposits. Interest expense on borrowings was relatively flat compared to the prior year period. The decrease in interest expense on deposits was attributed to a decrease in the cost of interest bearing deposits of 24 basis points to 0.73% for the nine months ended September 30, 2012, from 0.97% for the nine months ended September 30, 2011, partially offset by an increase in average balance of interest bearing deposit accounts of $71.8 million, or 5.6%, to $1.36 billion for the nine months ended September 30, 2012 from $1.29 billion for the nine months ended September 30, 2011.

Net Interest Income. Net interest income increased $3.1 million, or 6.4%, as interest-earning assets increased by 5.5% to $2.28 billion. The increase in average interest-earning assets was due primarily to an increase in average loans outstanding of $185.8 million, partially offset by decreases in average interest-earning deposits of $10.3 million, average mortgage-backed securities of $55.6 million, and average other securities of $5.4 million. Rates paid on interest-bearing liabilities decreased 22 basis points to 1.24% as compared to 1.46% for the prior-year comparable period. This was partially offset by an 16 basis point decrease in yields earned on interest-earning assets to 4.00% as compared to 4.16% for the prior-year comparable period.

Provision for Loan Losses. The provision for loan losses was $1.7 million for the nine months ended September 30, 2012; a decrease of $3.4 million, or 67.5%, from the $5.1 million provision recorded in the nine months ended September 30, 2011. The decrease in the provision for loan losses was due primarily to a shift in the composition of our loan portfolio to multifamily loans, which generally require lower general reserves than our other commercial real estate loans, and a decrease in non-performing loans during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. During both the nine months ended September 30, 2012 and 2011, the Company recorded net charge-offs of $1.4 million.

Non-interest Income. Non-interest income increased $576,000, or 8.8%, to $7.1 million for the nine months ended September 30, 2012, as compared to $6.5 million for the nine months ended September 30, 2011. This increase was primarily a result of a $104,000 increase in fees and service charges for customer services, a decrease in losses on other-than-temporary-impairment of securities of $409,000 and an increase in other income of $44,000, an increase in gains on securities transactions, net of $115,000 to $2.5 million for the nine months ended September 30, 2012, compared to $2.4 million for the nine months ended September 30, 2011, partially offset by a decrease in income on bank owed life insurance (BOLI) of $96,000.

Non-interest Expense. Non-interest expense increased $7.1 million, or 24.4%, to $36.4 million for the nine months ended September 30, 2012, as compared to $29.3 million for the nine months ended September 30, 2011, due primarily to compensation and employee benefits increasing by $2.8 million primarily related to increased staff due to branch openings and acquisitions, an increase in occupancy expense of $1.7 million primarily relating to new branches and the renovation of existing branches, an increase of $775,000 in data processing fees primarily related to conversion costs associated with the Federal Deposit Insurance Corporation-assisted transaction, a $1.2 million increase in professional fees related to merger activity and an increase in other non-interest expense of $694,000.

Income Tax Expense. We recorded income tax expense of $7.1 million for the nine months ended September 30, 2012, compared to $7.0 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012, was 35.8%, as compared to 34.9% for the nine months ended September 30, 2011. The increase in the effective tax rate was primarily attributable to merger related expenses from the Flatbush Federal transaction which are not deductible for tax purposes.

NORTHFIELD BANCORP, INC.

ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest	Average Yield/ Rate (1)	Average Outstanding Balance	Interest	Average Yield/ Rate (1)
Interest-earning assets:
Loans (5)	$1,072,993	$45,187	5.63%	$887,201	$39,296	5.92%
Mortgage-backed securities	1,026,377	20,418	2.66	1,081,940	24,838	3.07
Other securities	124,720	2,102	2.25	130,081	2,538	2.61
Federal Home Loan Bank of New York stock	13,322	435	4.36	10,145	343	4.52
Interest-earning deposits in financial institutions	41,042	47	0.15	51,354	140	0.36

Total interest-earning assets	2,278,454	68,189	4.00	2,160,721	67,155	4.16
Non-interest-earning assets	146,908			137,820

Total assets	$2,425,362			$2,298,541

Interest-bearing liabilities:
Savings, NOW, and money market accounts	$885,067	$3,115	0.47	$709,471	3,453	0.65
Certificates of deposit	477,236	4,317	1.21	581,077	5,946	1.37

Total interest-bearing deposits	1,362,303	7,432	0.73	1,290,548	9,399	0.97
Borrowed funds	491,884	9,820	2.67	478,066	9,879	2.76

Total interest-bearing liabilities	1,854,187	17,252	1.24	1,768,614	19,278	1.46
Non-interest bearing deposit accounts	167,353			122,089
Accrued expenses and other liabilities	16,033			11,519

Total liabilities	2,037,573			1,902,222
Stockholders’ equity	387,789			396,319

Total liabilities and stockholders’ equity	$2,425,362			$2,298,541

Net interest income		$50,937			$47,877

Net interest rate spread (2)			2.75%			2.70
Net interest-earning assets (3)	$424,267			$392,107

Net interest margin (4)			2.99%			2.96%
Average interest-earning assets to interest-bearing liabilities			122.88%			122.17

(1)	Average yields and rates for the nine months ended September 30, 2012 and 2011, are annualized.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Loans include non-accrual loans.

Asset Quality

Purchased Credit Impaired Loans

PCI loans were recorded at estimated fair value using expected future cash flows deemed to be collectible on the date acquired. Based on its detailed review of PCI loans and experience in loan workouts, management believes it has a reasonable expectation about the amount and timing of future cash flows and accordingly has classified PCI loans ($77.4 million at September 30, 2012 and $88.5 million at December 31, 2011) as accruing, even though they may be contractually past due. At September 30, 2012, based on recorded contractual principal,

5.7% of PCI loans were past due 30 to 89 days, and 11.5% were past due 90 days or more. At December 31, 2011, based on recorded contractual principal, 9.0% of PCI loans were past due 30 to 89 days, and 16.1% were past due 90 days or more, as compared to 8.0% and 13.9% at October 14, 2011. The amount and timing of expected cash flows as of September 30, 2012 did not change significantly from the October 2011 acquisition date.

Originated loans

The discussion that follows relates to originated loans, both held-for-investment and held-for-sale.

The following table shows total non-performing assets for the current and previous four quarters and also shows, for the same dates, non-performing originated loans to total loans, Troubled Debt Restructurings (TDR) on which interest is accruing, and accruing loans delinquent 30 to 89 days (dollars in thousands).

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Non-accruing loans:
Held-for-investment	$12,231	$12,680	$15,805	$17,489	$28,035
Held-for-sale	—	80	80	2,991	—
Non-accruing loans subject to restructuring agreements:
Held-for-investment	20,990	21,609	22,483	22,844	23,763
Held-for-sale	—	—	—	457	—

Total non-accruing loans	33,221	34,369	38,368	43,781	51,798

Loans 90 days or more past due and still accruing:
Held-for-investment	37	424	1,786	85	1,595
Held-for-sale	—	—	—	—	—

Total loans 90 days or more past due and still accruing:	37	424	1,786	85	1,595

Total non-performing loans	33,258	34,793	40,154	43,866	53,393
Other real estate owned	633	2,139	2,444	3,359	34

Total non-performing assets	$33,891	$36,932	$42,598	$47,225	$53,427

Non-performing originated loans to total loans	3.0%	3.2%	3.8%	4.1%	5.5%

Loans subject to restructuring agreements and still accruing	$24,099	$25,502	$25,047	$18,349	$18,355

Accruing loans 30 to 89 days delinquent	$9,998	$12,121	$22,075	$21,067	$30,973

Total Non-accruing Loans

Total non-accruing loans decreased $10.6 million, to $33.2 million at September 30, 2012, from $43.8 million at December 31, 2011. This decrease was primarily attributable to loans held-for-sale of $3.4 million sold during the nine months ended September 30, 2012, $1.4 million of loans returned to accrual status, $428,000 of pay-offs and principal pay-downs, charge-offs of $1.1 million, the sale of $7.7 million of loans held-for-investment and the transfer of $166,000 to other real estate owned. The above decreases in non-accruing loans during the nine months ended September 30, 2012, were partially offset by $3.1 million of loans being placed on non-accrual status and advances of $561,000 during the nine months ended September 30, 2012.

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

The following tables detail the delinquency status of non-accruing loans (held-for-investment and held-for-sale) at September 30, 2012 and December 31, 2011 (dollars in thousands). All delinquent loans in the following two tables are classified as held-for-investment, with the exception of $3.4 million of loans held-for-sale at December 31, 2011, respectively.

	September 30, 2012
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$16,243	$448	$8,109	$24,800
One -to- four family residential	284	913	359	1,556
Construction and land	2,070	—	—	2,070
Multifamily	—	—	1,840	1,840
Home equity and lines of credit	203	—	1,491	1,694
Commercial and industrial loans	537	—	724	1,261

Total non-accruing loans	$19,337	$1,361	$12,523	$33,221

	December 31, 2011
	Days Past Due
	0 to 29	30 to 89	90 or more	Total
Real estate loans:
Commercial	$16,395	$3,613	$14,651	$34,659
One -to- four family residential	210	594	534	1,338
Construction and land	1,709	—	422	2,131
Multifamily	523	—	1,652	2,175
Home equity and lines of credit	102	—	1,664	1,766
Commercial and industrial loans	553	—	1,022	1,575
Insurance premium loans	—	—	137	137

Total non-accruing loans	$19,492	$4,207	$20,082	$43,781

Loans Subject to Restructuring Agreements

Included in non-accruing loans are loans subject to restructuring agreements totaling $21.0 million and $23.3 million at September 30, 2012, and December 31, 2011, respectively. At September 30, 2012, $17.8 million, or 84.8% of the $21.0 million, were performing in accordance with their restructured terms, as compared to $19.2 million, or 82.3%, at December 31, 2011.

The Company also holds loans subject to restructuring agreements and still accruing, which totaled $24.1 million and $18.3 million at September 30, 2012, and December 31, 2011, respectively. At September 30, 2012, $21.7 million, or 90.1% of the $24.1 million, were performing in accordance with their restructured terms.

The following table details the amounts and categories of the loans subject to restructuring agreements by loan type as of September 30, 2012 and December 31, 2011 (dollars in thousands).

	At September 30, 2012		At December 31, 2011
	Non-Accruing	Accruing	Non-Accruing	Accruing
Troubled debt restructurings:
Real estate loans:
Commercial	$17,834	$20,204	$20,420	$13,389
One- to four-family residential	539	524	—	2,532
Construction and land	2,070	—	1,709	—
Multifamily	—	2,049	523	1,552
Home equity and lines of credit	96	360	102	—
Commercial and industrial	451	962	547	876

Total	$20,990	$24,099	$23,301	$18,349

Performing in accordance with restructured terms	84.81%	90.14%	82.34%	69.03%

Loans 90 Days or More Past Due and Still Accruing and Other Real Estate Owned

Loans 90 days or more past due and still accruing decreased $48,000 to $37,000 at September 30, 2012, as compared to $85,000 at December 31, 2011. Loans 90 days or more past due and still accruing at September 30, 2012, are considered well-secured and in the process of collection.

Other real estate owned declined to $633,000 at September 30, 2012, as compared to $3.4 million at December 31, 2011 due primarily to sales of $2.4 million.

Delinquency Status of Accruing Loans 30-89 Days Delinquent

Loans 30 to 89 days delinquent and on accrual status at September 30, 2012, totaled $10.0 million, a decrease of $11.1 million, from the December 31, 2011 balance of $21.1 million. The following tables set forth delinquencies for accruing loans by type and by amount at September 30, 2012, and December 31, 2011 (dollars in thousands).

	September 30, 2012	December 31, 2011
Real estate loans:
Commercial	$3,502	$8,404
One- to four-family residential	3,098	2,258
Construction and land	—	3,041
Multifamily	2,454	6,468
Home equity and lines of credit	13	30
Commercial and industrial loans	864	207
Insurance premium loans	—	568
Other loans	67	91

Total delinquent accruing loans	$9,998	$21,067

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowed funds, the proceeds from maturing securities and short-term investments, and to a lesser extent the proceeds from the sales of loans and securities and wholesale borrowings. The scheduled amortization of loans and securities, as well as proceeds from borrowed funds, are predictable sources of funds. Other funding sources, however, such as deposit inflows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. Northfield Bank is a member of the Federal Home Loan Bank of New York, which provides an additional source of short-term and long-term funding. Northfield Bank also has borrowing capabilities with the Federal Reserve on a short-term basis. The Bank’s borrowed funds, excluding capitalized lease obligations and floating rate advances, were $492.2 million at September 30, 2012, at a weighted average interest rate of 2.47%. A total of $107.3 million of these borrowings will mature in less than one year. Borrowed funds, excluding capitalized lease obligations and floating rate advances, were $477.2 million at December 31, 2011. The Company has the ability to obtain additional funding from the FHLB and Federal Reserve Bank discount window of approximately $658.1 million, utilizing unencumbered securities of $591.6 million and multifamily loans of $133.7 million at September 30, 2012. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Capital Resources. At September 30, 2012, and December 31, 2011, Northfield Bank exceeded all regulatory capital requirements to which it is subject.

	Actual Ratio	Minimum Required for Capital Adequacy Purposes	Minimum Required to Be Well Capitalized under Prompt Corrective Action Provisions
As of September 30, 2012:
Tangible capital to tangible assets	13.49%	1.50%	NA
Tier 1 capital (core) - (to adjusted assets)	13.49	4.00	5.00
Total capital (to risk-weighted assets)	22.65	8.00	10.00

As of December 31, 2011:
Tangible capital to tangible assets	13.42%	1.50%	NA
Tier 1 capital (core) - (to adjusted assets)	13.42	4.00	5.00
Total capital (to risk-weighted assets)	24.71	8.00	10.00

On September 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in the financial statements. These transactions primarily relate to lending commitments.

The following table shows the contractual obligations of the Company by expected payment period as of September 30, 2012:

Contractual Obligation	Total	Less than One Year	One to less than Three Years	Three to less than Five Years	Five Years and greater
	(in thousands)
Debt obligations (excluding capitalized leases)	$492,213	$107,300	$193,000	$187,913	$4,000
Commitments to originate loans	$33,607	$33,607	$—	$—	$—
Commitments to fund unused lines of credit	$54,235	$54,235	$—	$—	$—

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

During the quarter ended September 30, 2012, we sold the servicing rights of the $34.5 million of loans for Freddie Mac to a third party bank. These one-to-four family residential mortgage real estate loans were underwritten to Freddie Mac guidelines and to comply with applicable federal, state, and local laws. At the time of the closing of these loans the Company owned the loans and subsequently sold them to Freddie Mac providing normal and customary representations and warranties, including representations and warranties related to compliance with Freddie Mac underwriting standards. At the time of sale, the loans were free from encumbrances except for the mortgages filed for by the Company which, with other underwriting documents, were subsequently assigned and delivered to Freddie Mac. At the time of sale to the third party, substantially all of the loans serviced for Freddie Mac were performing in accordance with their contractual terms and management believes that it has no material repurchase obligations associated with these loans.

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

The table below sets forth, as of September 30, 2012, our calculation of the estimated changes in our NPV, NPV ratio, and percent change in net interest income that would result from the designated instantaneous and sustained changes in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied on as indicative of actual results (dollars in thousands).

	NPV
Change in Interest Rates (basis points)	Estimated Present Value of Assets	Estimated Present Value of Liabilities	Estimated NPV	Estimated Change In NPV	Estimated NPV/ Present Value of Assets Ratio	Net Interest Income Percent Change
+400	$2,308,716	$1,953,141	$355,575	$(126,335)	15.40%	-17.58%
+300	2,369,781	1,984,017	385,764	(96,146)	16.28	-12.55
+200	2,439,507	2,015,899	423,608	(58,302)	17.36	-7.45
+100	2,508,766	2,048,834	459,932	(21,978)	18.33	-2.84
0	2,564,780	2,082,870	481,910	—	18.79	0.00
-100	2,595,059	2,110,259	484,800	2,890	18.68	-0.52
-200	2,635,944	2,116,739	519,205	37,295	19.70	-1.94

The table above indicates that at September 30, 2012, in the event of a 300 basis point increase in interest rates, we would experience a 251 basis point decrease in NPV ratio (18.79% versus 16.28%), and a 12.55% decrease in net interest income. In the event of a 200 basis point decrease in interest rates, we would experience an 91 basis point increase in NPV ratio (18.79% versus 19.70%) and a 1.94% decrease in net interest income. Our policies provide that, in the event of a 300 basis point increase/decrease or less in interest rates, our net present value ratio should decrease by no more than 400 basis points and in the event of a 200 basis point increase/decrease, our projected net interest income should decrease by no more than 16%. Additionally, our policy states that our net portfolio value should be at least 8% of total assets before and after such shock. At September 30, 2012, we were in compliance with all board approved policies with respect to interest rate risk management.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Except as disclosed elsewhere in this Quarterly Report on Form 10-Q, in our other filings with the SEC and as follows, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Hurricane Sandy could adversely affect our asset quality and earnings.

Our primary market areas of Staten Island and Brooklyn, New York and Union and Middlesex Counties in New Jersey were significantly affected by Hurricane Sandy, which struck the region on October 29, 2012. The storm caused significant damage throughout our market area, including widespread disruptions in power and transportation. Many properties and structures also have incurred flood and wind damage, which ranges from minor to moderate in many areas to very severe in coastal areas, which may adversely affect the value of certain collateral securing our loans, and, potentially, our borrowers’ ability to repay their obligations to us. In addition, flood and property insurance may not be sufficient to fully cover our exposure to losses, and our borrowers may experience delays in receiving proceeds from insurance claims. We are in the process of performing a detailed evaluation of the effects that Hurricane Sandy may have had on our borrowers and our collateral, but we do not yet have enough information to reasonably estimate the potential financial impact of the storm on us. However, it is likely that our results of operations will be negatively impacted, and it is possible that the impact could be material. For example, it is likely that we will experience increased delinquencies and loan restructurings, particularly in the short-term, as customers undertake recovery and clean-up efforts, including the submission of insurance claims. Customers may also experience disruptions in their employment status or income if their employers were affected by the storm. These increases in delinquencies and restructurings would negatively affect our cash flows and, if not timely cured, would increase our non-performing assets and reduce our net interest income. Loan restructurings may also increase as we work with borrowers impacted by the storm. We may also experience increased provisions for loan losses as total loan delinquencies and loan restructurings increase, and to the extent that the combination of insurance proceeds and collateral values are insufficient to cover loan balances on loans that may default.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable

(c)	Repurchases of Our Equity Securities.

The Company announced on June 6, 2012, that it terminated its stock repurchase plan in connection with its adoption of a Plan of Conversion and Reorganization to a fully public company. As of September 30, 2012, the Company has repurchased a total of 5,384,510 shares of its common stock under its prior repurchase plans at an average price of $12.91 per share.

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

Date: November 9, 2012
/s/ John W. Alexander
John W. Alexander
Chairman, President and Chief Executive Officer

/s/ Steven M. Klein
Steven M. Klein
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)*

31.2	Certification of Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)*

32	Certification of John W. Alexander, Chairman, President and Chief Executive Officer, and Steven M. Klein, Chief Operating Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from the Company’s Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements**

*	Filed herewith.
**	Furnished, not filed